Form 10KSB
period 2000-12-31
IGOHEALTHY COM INC
filed 2001-05-16
CIK 1127696

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------
                                   FORM 10-KSB
--------------------------------------------------------------------------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 2000

                        Commission File Number: 333-51628

                              iGOHEALTHY.COM, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

         Colorado                                            91-2079221
-------------------------------                          -------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                           Identification No.)


                       11693 San Vicente Blvd., Suite 310
                          Los Angeles, California 90049
                                 (253) 660-3085
          (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
                         Common Stock, $0.001 Par Value
                                (Title of Class)

--------------------------------------------------------------------------------

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB
[ ]

Revenues for the fiscal year ended December 31, 2001: None.

The aggregate market value of the voting stock held by non-affiliates of the registrant on May 14, 2001 was approximately $204,863 based on our initial public offering price of $0.25 per share. As of May 14, 2001, there were 2,229,450 shares outstanding. The registrant does not have any outstanding non-voting equity.

                                TABLE OF CONTENTS


PART I

         Item 1.      Description of Business..............................  3

         Item 2.      Description of Property.............................. 12

         Item 3.      Legal Proceedings.................................... 12

         Item 4.      Submission of Matters to a Vote of Security Holders.. 12

PART II

         Item 5.      Market for Registrant's Common Equity
                      and Related Shareholder Matters...................... 13

         Item 6.      Management's Discussion and Analysis or Plan
                      of Operation......................................... 13

         Item 7.      Financial Statements................................. 15

         Item 8.      Changes In and Disagreements with Accountants
                      on Accounting and Financial Disclosure .............. 15

PART III

         Item 9.      Directors, Executive Officers, Promoters,
                      and Control Persons; Compliance with Section
                      16(a) of the Exchange Act............................ 16

         Item 10.     Executive Compensation............................... 17

         Item 11.     Security Ownership of Certain Beneficial
                      Owners and Management................................ 17

         Item 12.     Certain Relationships and Related Transactions....... 17

         Item 13.     Exhibits and Reports on Form 8-K..................... 18

                                  PART I


Item 1.Description of Business

General

         iGoHealthy.com, Inc. is a development stage company in the process of establishing an Internet-based shopping mall for health-related retailers. Through our shopping mall, web users that register for free as our members will be able to make purchases of health-related merchandise and services from a carefully selected group of quality retailers. To date, we have no members, and no operating revenues.

          We are developing an Internet-based shopping mall through which consumers will be able to make purchases from a carefully selected group of quality retailers that offer health-related products and services most in demand among online shoppers. We will offer discounts on merchandise purchased through our web site from our affiliated retailers to those who register as members of our shopping program. Accumulated discounts, or HealthyBucks, will be redeemable at the option of each member of our shopping mall for rewards of cash, gift certificates, or charitable donations. Our web site and related software are being designed to feature ease of use, privacy and security. In developing our shopping mall, we intend to capitalize on the extraordinary growth in consumer shopping online that is currently taking place and is projected to continue over the next several years.

         For the fiscal year ended December 31, 2000, we recorded an operating loss of $(34,247), or $(0.02) per share. This lack of profitability is largely attributable to general and administrative expenses associated with a start up venture. We did not generate any revenues during this period. We expect to continue to operate at a loss through fiscal 2001.

Internet Retail Channels

Retailers

         In order to meet this growing demand, both the number of retailers and the variety of goods and services they offer have grown substantially. The primary types of online retailers may be referred to as direct retailers. Direct retailers are companies that sell merchandise from their own web sites directly to consumers. These retailers include companies with established brand names, such as MotherNature.com and VitaminShoppe.com, and new entrants, whose brand names have yet to be established. Direct retailers include those that sell merchandise or services only on the Internet, such as More.com, as well as retailers that sell online and offline, such as CVS.com.

Aggregators

         Aggregators, such as iGoHealthy, do not sell merchandise directly to consumers. Instead, aggregators provide consumers access to a network of direct retailers. Aggregators offer access to their network through their own web sites. These web sites are linked electronically to the web sites of the direct retailers in an aggregator's network. Aggregators do not carry inventory or take orders from their members. Instead, their members place orders with the direct retailers participating in the network, and it is the participating retailers that carry inventory, process purchase orders and ship goods to the aggregators' members.

         The primary types of aggregators include:

         1) Internet Malls - which offer access to direct retailers, but may lack a recognized brand name of their own. Internet malls include ShopNow.com and Shops.com, which is maintained by Mall.com, Inc.;

         2) Portals - which are Internet companies that typically have powerful brand names and exceptionally large numbers of online customers. Portals include such well-known web sites as America On Line, Yahoo! and Microsoft Network. Because of the sheer size of each portal's user base, portals are typically able to command multi-year tenancy fees from retailers. Tenancy fees are fees payable by online retailers to owners of other web sites, such as portals and Internet malls, that electronically link their web sites to that of the retailer. These fees are payable whether or not any sales are generated as a result of the linking of the web sites;

         3) Affiliate Malls - such as iGoHealthy, which are Internet malls that set up revenue sharing arrangements with each direct retailer participating in their online shopping malls. Some affiliate malls offer rewards to consumers for purchases made or for completing surveys. Affiliate malls, like Internet malls, may lack recognized brand names or offer a limited variety of merchandise. Examples of affiliate malls are MyPoints.com and ClickRewards; and

         4) Charity Malls- which are affiliate malls that pass on a portion of their commission revenues to charities.

The Online Shopping Mall Market Opportunity - Health Products

         Health products are ideally suited for e-commerce, and consumers can enjoy numerous benefits by purchasing these products over the Internet. Those particular attributes of health products and the health product market that make the Internet an ideal mechanism for their purchase include:

         o Wide Variety of Products for a Wide Variety of Health Needs. Due to shelf space limitations, traditional health product retailers typically carry only a small fraction of these products. In contrast, online retailers do not face these same space limitations. The addition of new products to an online store and to the online retailer's distribution network is much less costly than it is for traditional brick and mortar retailers. As a result, consumers are more likely to find the products they need in stock at an online store.

         o Recurring Product Purchases. Many health products are consumable necessities that require frequent repurchase by customers. Online health product retailers can use technology to track a customer's frequent and recurring purchases of consumable items and can customize product offerings to support the repeat purchasing habits of customers.

         o Rapidly Changing Product Requirements. Health product needs of consumers may vary for many reasons and can fluctuate by season or geography. Health product manufacturers continuously seek new ways to gain an advantage over their competitors to meet these needs. Traditional brick and mortar health product retailers are typically less able to change the format of their stores to meet changes in supply and demand, and due to geographic limitations they cannot easily span large geographic areas. The limited space available in a traditional brick and mortar retail store constrains merchandising flexibility.

         o Information Intensive Nature of Health Products. Health products generally are information intensive, as the government and consumers require a great deal of information regarding each product's use, potential side effects and ingredients. Online health product retailers have the ability to provide consumers with a trusted source for healthcare information and can personalize this information to each customer's unique interests. In addition, online health product retailers' sales staffs can more easily communicate with a larger number of customers using the Internet.

         o Consumer Privacy Requirements. Many health product purchases can make a customer uncomfortable because they can reveal very personal information about the purchaser. Customers may be unwilling to ask store employees questions regarding these products to avoid embarrassment. As a result, the customer may purchase the incorrect product or avoid purchasing the product altogether. The Internet allows web users to shop privately for personal products and ask questions about these products without embarrassment.

         While some online retailers offer health products, we believe that none has fully met the broad needs of consumers. In particular, we believe that consumers are seeking a centralized, trusted online location where they can find a variety of quality health product retailers, including those which sell hard to find or specialized health products. We believe consumers want a health
"super-mall" that provides a shopping environment that is electronically personalized to their unique health product needs and that encourages them to make repeated visits and enables them to quickly make recurring health product purchases.

BUSINESS STRATEGY

         Our objective is to build a leading online shopping mall featuring health-related goods and services of quality retailers. We plan to implement our strategy by first introducing our prototype web site, followed by the development and implementation of our commercial web site. Since December 1, 2000, we have been demonstrating a prototype web site located at http://www.iGoHealthy.com which contains representative affiliate retailers, none of which have agreements with us nor paid us any commissions, in order to present the concept of our anticipated online shopping mall. Thus far, visits to our prototype web site have been limited to potential affiliate retailers. We have only commenced limited marketing efforts to promote our web site to the general public. We will continually evaluate other business opportunities that may be available to us, whether in the form of assets acquisitions, business combinations, or diversifying into new lines of business.

We intend to achieve our goal by:

1) Offering Merchandise and Services of Leading Health-Related Retailers. We intend to offer the goods and services of a leading retailer in each category of health-related products most in demand by online shoppers. By leading retailers, we mean retailers with well-respected brand names. Initially, such retailers will participate in our online mall through affiliate relationships. Based on preliminary discussions with many retailers, we believe that we can secure sufficient participation by them to effect our business strategy. To date, we have no written affiliate agreements with any of these retailers.

2) Offering Health and Fitness Products Most In Demand. We intend to affiliate with retailers offering the types of health-related merchandise which are most commonly purchased online and known as core products. Currently, core products include vitamin and mineral supplements, over-the-counter medicine products, health and beauty aids, cosmetics, and diet and fitness supplies.

3) Breadth and Depth in Product Offerings. In addition to core products, we intend to affiliate with retailers offering as many types of products and as great a variety within each product category as possible.

4) Offering Substantial Rewards Program to Members. We believe that in order to be successful, our online mall must offer substantial benefits to the online consumer as compared to the benefits of buying online from other aggregators or direct retailers. In order to achieve this, we intend to offer the following benefits:

              a. Rewards/Discounts. Under our rewards program, we will offer discounts directly to consumers on most items available through our shopping mall. Initially, we expect to offer discounts between 3% and 15% on most purchases made through us from affiliated retailers, depending upon the commissions offered to us by our affiliated retailers. With respect to retailers that pay comparatively low commission rates but sell core products, we may pass along to the consumer a discount equal to the full amount of the commission we receive. We believe that our discount percentage will be competitive.

              b. Member Accounts & Redemption Options. Under our rewards program, each member will have an iGoHealthy account, and discounts earned by that member will be credited to the member's account in the form of HealthyBucks. Members will have the option of redeeming their HealthyBucks in cash, gift certificates, or charitable donations.

5) Continually Investing in Web Site Infrastructure. We intend to invest in our web site infrastructure on a continuing basis as needed for upgrades, incorporating new features, and keeping pace with developments in Internet technology. Over the next twelve months we anticipate spending approximately $50,000 in development, upgrades and new features.

6) Providing Functional Web Site Navigation. We strive to improve our customers' shopping experience by designing our web site navigation to guide the customers to easily and quickly find the products or services among the broad selection of retailers in our shopping mall. We plan to have the following inter-related navigation tools and information features on our web site:

              a. Shopping Lists - a tool that enables customers to retrieve a list, or multiple lists, of their previous purchases made at respective retailers. Customers can personalize their shopping lists, and respective retailers, by editing and adding products, and they can re-visit specific retailers, re-order previously purchased items, or add a particular item to their shopping cart in a single click.

              b. Shortcuts - a list of the most popular health product categories that allows the customer to go immediately to the specific product page at the respective retailer's web site.

              c. Search - a shopping friendly tool, with links to related products, topics and retailers in our shopping mall, as opposed to a research tool.

              d. My Wallet - the personal shopping information of individual customers is securely stored in My Wallet. The information required to checkout at most retailers is an e-mail address, a password, a billing and shipping address and a valid credit card number. All of this information is maintained in a secure format and remains available for a customer's future access. Customers are given the option to indicate the name by which they would like to be greeted and their desire to receive occasional promotional information and health newsletters.

              e. The Resource Corner - customers can use our Resource Corner to access information that enables them to make a more informed purchase decision. The Resource Corner allows members to navigate the site from a conditions or health concerns perspective, which is usually unavailable in traditional brick and mortar stores. The Resource Corner contains:

                  o   Health  Kiosk  -  centers  that   organize   products  and
                      information  together  around  particular   conditions  or
                      demographics; and

                  o Buying Advisor - links to category-based articles that offer brand-agnostic, in-depth consumer information regarding product ingredients, efficacy and use to support purchase decisions.

              f. Content Services - we plan to offer a variety of content services free to anyone who visits our online mall. This content includes alphabetical listings of various medical conditions, herbs and vitamins with links to related products offered by participating retailers on our web site. We will also offer a daily newsletter which contains information on special offerings at any of our retailers.

7) Adopting Features that Attract and Retain Customers. In order to promote shopping through iGoHealthy, we intend to incorporate certain features in our online shopping mall in addition to offering our member rewards program, discounts, retailer promotions, and interesting content and resources. In order to do so, we have included the following requirements in the design specifications for our web site:

          a. Ease of Use. The web site should be easy for consumers to use and understand. We intend to affiliate only with those retailers whose web sites are also easy to use.

          b. Quick Access Time. Given that one of the main reasons consumers shop online is to save time, all information on our web site should be quickly accessible.

          c. Frequent Updates. Our web site is to be updated frequently to provide timely information concerning members' accounts, additional products and services offered, newly added retailers, and special rewards.

          d. Security and Privacy. Information provided by consumers to iGoHealthy should have a level of security from outsiders which meets industry standards. We will not make information provided to us by consumers available to third parties without the consumers' prior authorization.

8) Adopting Features that Attract and Retain Quality Retailers. After careful consideration of the needs of online retailers, we plan to include the following features in our online mall:

          a. Exclusivity. We will grant each participating retailer the opportunity to be promoted on an exclusive basis by us at our web site in the affiliate's main product category. Retailers offering competitive products will not be permitted to sell through iGoHealthy or to purchase advertising space at our web site.

          b. Size of Customer Base. By using the member rewards program, HealthyBucks, and providing a quality online shopping experience to consumers, we believe we will develop a substantial customer base which will benefit participating retailers.

          c. Discounts Offered by Us, Not Retailers. Retailers will not have to offer or keep track of rebates or discounts, as all rewards will be offered and managed by iGoHealthy. Because we will keep track of discounts earned and provide all rewards, retailers will not appear to be undercutting themselves by participating in our online mall.

          d. Comparatively Inexpensive Advertising. Tenancy fees, which are charged by portals and certain other web site owners, are payable by retailers regardless of the amount of business generated by the tenancy. In order to participate in our online mall, on the other hand, retailers need only pay commissions on sales we generate for them.

Community

         We plan to build an active community dedicated to educating consumers about healthy living and natural products. We will develop interactive tools for the site in order to provide a fulfilling shopping experience and to build a sense of community among our members. We will provide a news clipping service and several forums, including forums on herbs, weight control, natural pet care and women's health which enable consumers to ask and respond to each other's questions. Future plans include the introduction of additional forums, medical advice sessions hosted by members of a health advisory board, health quizzes and customer testimonials.

Membership Accounts - Free Registration

         When a prospective customer visits our web site, www.iGoHealthy.com, we anticipate the customer will find a clear, user friendly display identifying the participating retailers along with instructions for completing the free registration form to become one of our members. Membership in our program is free and without obligation. At the time of registration, a user name and password will be established for each member and an account will be opened in the member's name. To be eligible to receive rewards, each member will be required to input his user name and password when visiting our web site. This information will make it possible to track each member's purchases, discounts accrued and rewards earned and claimed. After inputting his or her user name and password, a member will be able to make purchases from participating retailers, check his account, select rewards, review his or her detailed account history, and view all other information available at our web site.

         We intend to make available to members an array of additional information at our web site. This information will include: a description of the rules and regulations of our member rewards program; member account history; instructions for redeeming rewards; any other promotional programs; general information about iGoHealthy; and descriptions of our participating retailers.

Shopping Through iGoHealthy

         Once a consumer registers as a member of iGoHealthy, we will keep records of all transactions between the member and our participating retailers. Each time a member makes a purchase through iGoHealthy's web site, the following information will be entered in the member's account:

          o    identity of purchasing member;

          o    date of purchase;

          o    dollar amount of purchase;

          o    retailer from whom purchased; and

          o    order/tracking number

         Member accounts will also show the dollar amount of all discounts accrued. This dollar amount will be reflected in the member's account as HealthyBucks. The discount on any given purchase will equal a percentage of the purchase price, exclusive of taxes and shipping and handling charges. If, for example, a member were to purchase an item for $100, and the applicable discount were 5%, then the member's account would reflect $5.00 in HealthyBucks. Since the amount of redeemable HealthyBucks cannot be reasonably and reliably estimated due to our lack of historical experience with our HealthyBucks program, we will recognize a liability for the maximum potential amount of HealthyBucks. As we become aware of any variation between our HealthyBucks obligation and our original estimate, we will make the appropriate adjustment to the balance of the HealthyBucks obligation in order to match the revised estimate. If necessary, we will then reduce revenues on future sales based on the revised HealthyBucks obligation rate as computed.

         A member will be entitled to redeem HealthyBucks after the member's account reaches the minimum amount of $10 in HealthyBucks, which such minimum amount will be subject to adjustment, upward or downward, by us from time to time at our discretion. Each member will have the option to continue accruing HealthyBucks before redeeming them for rewards. HealthyBucks will be redeemable by each member, for any of the following rewards, at the member's option: cash; gift certificates; or charitable donations to be made in the member's name. HealthyBucks will be redeemable at any time after the member's accrued HealthyBucks have equaled or exceeded the specified minimum amount for a period of at least 45 consecutive days. Any member who chooses to use HealthyBucks to make a charitable donation will be able to select from a list of charities participating in our rewards program. We are not now, and will not be, affiliated with any of these charities. In contrast to charitable donations made by certain charity malls, each charitable donation made under our rewards program will constitute a charitable donation made by the member, rather than iGoHealthy. We will arrange for members to receive documentation required for income tax purposes in electronic form.

         Based on our research, we believe that our rewards program, including our discount percentage, is competitive with the rewards available from other online shopping malls. It is our intention to monitor the discounts offered by our competitors on a continuing basis so that we can, if feasible, keep our discount rate at a competitive level. We intend to enhance our rewards program as our customer base and revenues grow.

Tracking Member Information

         To ensure that all members receive the proper discounts on a timely basis and that we receive the correct amount of commissions due to us from our participating retailers, we will need to receive certain information as to each purchase made by a member through iGoHealthy. In some cases, iGoHealthy will obtain this information directly from some of the participating retailers. Instead of keeping track of such information themselves, other online retailers contract with third party service providers to track and report such information. In either case, the information may not be available to us for up to five days after a purchase is completed. A purchase is completed when the member's credit card is charged or some other form of payment is accepted by the retailer or the retailer confirms shipment of the merchandise. Because the speed with which we will be able to credit our members with discounts will depend, in part, on the payment policies of our affiliated retailers, we plan to display the payment policies of our affiliated retailers on our web site.

         In order for us to receive all required information concerning member purchases on a daily basis, the software developed for our web site must be able to communicate with the web sites of our participating retailers and their tracking services. We do not expect to incur any costs of communicating online with retailers or tracking services other than the development costs of the related web site software.

         With respect to the exchange by a member of merchandise purchased through our online shopping mall, we expect to pass along to the member the same exchange policy as the relevant affiliated retailer then has in effect with respect to the merchandise in question. Accordingly, we do not expect exchanges of merchandise to have any effect on our reporting system, the commissions paid to us from our affiliated retailers, or the HealthyBucks earned by our members in connection with the relevant purchases. With respect to a refund requested by a member making a purchase through our web site, the member's account will be debited by an amount of HealthyBucks equal to the HealthyBucks earned on the initial purchase for which the refund is requested. Redemption of HealthyBucks for cash, gift certificates and charitable donations will not be effected until the relevant member's accrued HealthyBucks have exceeded the requisite minimum amount for a period of at least 45 consecutive days.

SOURCES OF REVENUE

Commissions

         During the first stage of our operations, our revenues will be derived primarily from commissions paid by participating retailers. Commissions will be payable to us only if a member links from our web site to that of a participating retailer and completes a purchase while at the retailer's web site. We will earn and record revenue when a member makes a purchase through our online shopping mall, and simultaneous with this transaction, we will record a charge to income by accruing the applicable HealthyBucks rebate owed to the member. If a member makes a purchase after going to a participating retailer's web site directly, without having been linked to that web site from our web site, we will not be entitled to receive a commission.

         Not all online retailers have the same commission structure. Some retailers pay affiliates a single commission rate on all sales generated by the affiliate, regardless of the total amount of such sales. Other online retailers pay commissions on a sliding scale, with the rates increasing in accordance with the dollar amount of sales generated by the affiliate relationship. With the different commission structures in mind, we estimate that average commissions payable to iGoHealthy by its affiliated retailers will initially be 7.5% of the amount of member purchases, excluding sales tax and shipping and handling charges. Our estimates are based on our review of the commission rates currently available from online retailers, the exclusive opportunity we will provide to each of our affiliated retailers to be promoted by us in its main product category, and the average number and average dollar amount of purchases that we expect each member to make from affiliated retailers. Our income derived from commissions will be net of the HealthyBucks to be credited by us to members.

Future Sources of Revenue

         1) Tenancy/Placement Fees. Tenancy or placement fees are fees payable by online retailers to the owners of other web sites, such as Internet shopping malls, that electronically link their web sites to the web site of the retailer. Whereas commissions are payable by online retailers only on sales generated by an affiliate, tenancy fees are payable whether or not any sales are generated as a result of the linking of the web sites. Tenancy fees are less common than affiliate commissions. Only the web sites that have the greatest amount of Internet traffic are able to command substantial tenancy fees. iGoHealthy will not be able to charge tenancy fees unless and until we establish a large and loyal membership base. We cannot assure you that we can accomplish this quickly, if at all, following commencement of our operations.

         2) Advertising Revenue. Currently, the most prevalent form of advertising on the Internet is the use of banner ads. Banner ads take the form of a small window dedicated to the advertiser at the web site of another party. At the window, a message or other advertisement is displayed for visitors to the web site. In exchange for the right to place an advertisement at the dedicated window, the advertiser pays a fee to the web site owner. Fees payable for banner ads are based either on the number of impressions, that is, the number of visitors to the web site that view the ad, or the number of visitors that click on the banner ad, thus connecting to another web site, typically a web site of the advertiser. We do not expect to collect revenue for banner ads during the first stage of our operations, as we will not have a large enough customer base. We may provide free banner ads to online retailers that enter into affiliate relationships with us upon commencement of our operations, as a means of rewarding retailers that participate in our Internet shopping mall from the outset.

         3) Sales of Compiled Information. We may in the future use for our own purposes or sell to third parties compiled information including in many instances personal information obtained from our members upon their authorization. If, however, a large number of our members instruct us that we cannot transfer or sell their information to third parties, our ability to generate revenues from such sales will be significantly curtailed. Further, personal information of users is restricted in many domestic and foreign jurisdictions, including the European Union, with which the U.S. government is currently negotiating a data privacy accord to permit information sharing across borders.

Prototype Web Site Software and Development

         On September 5, 2000, iGoHealthy.com, Inc. entered into a Contract for Services Agreement with Mr. Stephen Davis for the design and development of a prototype web site to be located at Internet URL www.iGoHealthy.com. This agreement provides for Mr. Davis to design a prototype web site in order to demonstrate the "look-and-feel" of the planned commercial web site. Mr. Davis has experience providing development and consulting services for web sites and related software.

Our agreement with Mr. Davis requires him to develop a web site that will link iGoHealthy's web site to the web sites of our affiliated retailers, be easy to use, and quickly load on any commercially available Internet browser. At this time, the agreement requires Mr. Davis to deliver only a simulation of the HealthyBucks member rewards program.

         We will be the sole owner of the prototype web site design and all related graphic art, HTML code, and any other software developed for us by Mr. Davis. We have agreed to compensate Mr. Davis with $15,000 in cash and 5,000 shares of our common stock for the design and development of our prototype web site. Our agreement requires that the prototype web site design and related software be completed and operational no later than six months from the date of our agreement, which is September 5, 2000.

Commercial Web Site Software and Development

         On November 30, 2000 we entered into a Web Site Development and Services Agreement with Fluidesign. This agreement provides for Fluidesign to design our commercial web site and related software, including system architecture. Fluidesign is a company that specializes in providing development and consulting services for computer systems and related software. Fluidesign 's professional staff has substantial experience in developing computer systems using database technologies for businesses in a variety of industries, including telecommunications, legal, financial services and manufacturing. Fluidesign has its principal offices located in Santa Monica, California. Except pursuant to the relationship described herein, we are not in any manner affiliated with Fluidesign.

         Our agreement with Fluidesign requires Fluidesign to develop a web site that will link iGoHealthy's web site to the web sites of our affiliated retailers, be easy for members to use, and quickly load on any commercially available Internet browser. Under this agreement, "easy to use" encompasses ease in:

          o    linking to iGoHealthy's affiliated retailers;

          o    accessing information about each of our affiliated retailers;

          o    accessing information summarizing our rewards program; and

          o    accessing  member  account   information,   including  purchasing
               history and redemption options.

         Our agreement with Fluidesign also requires Fluidesign to deliver a software system that credits HealthyBucks, or discounts, to each member's account, after that member makes a purchase from any of our affiliated retailers. For this to be accomplished, our software design is required to have the capacity to incorporate detailed information provided by our affiliated retailers or their tracking services.

         We will be the sole owner of the web site design and all related software developed for us by Fluidesign. Fluidesign has not yet commenced work on the web site development. We have agreed to compensate Fluidesign a total of $36,753 for the design and development of our commercial web site, toward which no payments have been paid to date.

Intellectual Property Rights

         Under the terms of the Contract for Services Agreement with Stephen Davis, we will own the web site design and all related graphic art, HTML code, and any other software developed for us by Mr. Davis for our prototype web site. Under the terms of the Fluidesign Agreement, we will own the web site design and related software being developed by Fluidesign for our online shopping mall.

MARKETING

On March 1, 2001, we retained Mr. Kenneth Glaser for the purpose of providing marketing and advertising services. Having founded and operated his own advertising agency for nearly ten years, Mr. Glaser brings to the Company extensive knowledge and network resources through his association with firms in media purchasing, sales promotions and public relations. Mr. Glaser will work with us to assemble a comprehensive marketing campaign which will include brand development as well as establishing relationships with participating retailers.

         During the initial phase of our operations, we will select participating retailers based on a number of criteria. The most important of these criteria are the value of the retailer's brand name, the quality and price of each retailer's merchandise, the commission structure offered by each retailer to prospective affiliates, and the quality of the retailer's web site and policies concerning customer service, merchandise returns and privacy and security.

         We intend to attract online retailers on the basis of free advertising, the opportunity to be promoted by us exclusively in the retailer's main product category, and the fact that we will offer and manage all discounts and rewards to consumers. At the same time, we will market our online shopping program to prospective members through the quality of our web site, the quality of our rewards program, and special promotions.

         Once we have a substantial number of members generating a significant amount of revenues to participating retailers, we expect to retain our retail affiliates and attract new affiliates based on the size of our membership and the revenues our members generate. We expect to retain existing members and attract new ones based on ease and security of use of our online services and rewards program, special promotions, and the expanded number of products available for purchase from quality retailers.

COMPETITION

         Although relatively new and rapidly evolving, retailing through the Internet is intensely competitive. Competition for members and purchasers is not only intense, but expected to increase significantly in the future. At the same time, barriers to entry are low, if not insubstantial. We will compete not only with direct retailers, but with all types of aggregators as well.

         We believe that the principal competitive factors for companies seeking to create online shopping malls utilizing affiliate relationships are:

          o    a large membership base;

          o    web site functionality;

          o    brand recognition for the mall and its affiliated retailers;

          o    member loyalty; and

          o    open access for visitors.

         We will compete for customers and members not only with other online shopping malls, but also with portals and, to some extent, our affiliated retailers. We may also face competition in the future from Web directories, search engines, content sites, commercial online service providers, sites maintained by Internet service providers, traditional media companies and other entities that attempt to or establish online shopping malls by developing their own communities or acquiring malls of a competitor. Additionally, we expect to compete with traditional brick and mortar retailers of health-related products and services as they provide an alternative source of products which may detract from purchases made online through our web site.

         In contrast to iGoHealthy, our competitors have longer operating histories in the Internet marketplace, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Our competitors are able to undertake more extensive marketing campaigns for their brands and services and make more attractive offers to potential employees, affiliated retailers, and third-party content providers. We cannot assure you that we will be able to compete successfully against our competitors either upon commencement of our operations or thereafter or that our competition will not have a material adverse effect on our business prospects, results of operations and financial condition.

Government Regulation

         We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally or directly applicable to electronic commerce. Although there are few laws and regulations at the present time applicable to commerce on the Internet, as the Internet becomes increasingly popular, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws and regulations, if adopted, may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and security of information. Continued growth of electronic commerce may also prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. While the Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties, we have adopted a policy against providing personal information regarding our members to third parties without members' prior authorization. The adoption of such consumer protection laws could create uncertainty in Internet usage and reduce the use of our online shopping program.

         The feature of our rewards program that allows members to apply discounts accrued in their accounts to charitable donations may subject us to the laws and regulations of several states governing the solicitation of charitable contributions. We do not believe that compliance with such laws and regulations will have a material, adverse effect upon our business or financial results.

Employees

         We are a development stage company and currently have no full-time employees. Messrs. Tannous and Glaser are both employed on a part-time basis, each devoting only such time to the affairs of iGoHealthy as deemed appropriate, which is currently estimated to be approximately 5 hours per week. However, within the next six months, Messrs. Tannous and Glaser expect to increase the amount of time devoted to the affairs of the Company to approximately 15 hours per week. To date, we have not compensated them for their services.

         We plan to use independent consultants and attorneys, rather than in-house counsel, to prepare the reports necessary to keep iGoHealthy current in its Exchange Act reporting. We further plan to use independent accountants, rather than hire an in-house accountant, to prepare its financial statements for inclusion in its Exchange Act reports, as well as for dealing with all accounting matters. Our criteria for choosing such independent consultants, attorneys, and accountants will include the following guidelines: they should have at least five years of experience in consulting, law practice, or accounting, respectively, and should have previous experience preparing reports and financial statements for small public companies. We currently anticipate that such outside advisors will be hired for approximately one year, though extensions may be necessary if iGoHealthy's operations cannot justify hiring full-time, in-house staff for these functions. We may hire marketing employees based on the projected size of the market and expect to base the compensation on what is necessary to hire and retain qualified sales employees.

Item 2.Description of Property

         We currently utilize office space in the house of Mr. Glaser for which iGoHealthy did not pay any rent during the fiscal year ended December 31, 2000 and through the first fiscal quarter ended March 31, 2001. However, as of April 1, 2001, iGoHealthy began paying rent to Mr. Glaser in the amount of $1,000 per month for use of this office space. Our mailing address is 11693 San Vicente Blvd., Suite 310, Los Angeles, CA 90049 and our phone number is (253) 660-3085.

Item 3.Legal Proceedings

         None.

Item 4.Submission of Matters to a Vote of Security Holders

         None.

                                     PART II


ITEM 5.MARKET   FOR   REGISTRANTS   COMMON   EQUITY  AND   RELATED   SHAREHOLDER
       MATTERS

         No established public trading market exists for iGoHealthy's common stock. We have no common stock subject to outstanding purchase options or warrants. We have no securities convertible into common stock. Except for the shares issued during our initial public offering, there is no common stock that is being, or has been publicly proposed to be, publicly offered. As of May 14, 2001, there were 2,229,450 shares of common stock outstanding, held by seventy two shareholders of record.

Item 6.Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this Annual Report on Form 10-KSB. The financial information presented is for the period June 13, 1996 (inception) to our fiscal year end, December 31, 2000.

Overview

         We are a development stage company, which is establishing an online, incentive-based shopping mall of health-related retailers. Consumers who become our members will be able to access our shopping mall through our web site, www.iGoHealthy.com. Our online shopping mall will offer our members free access to a broad range of retailers offering quality health-related merchandise and services. Members will be able to earn discounts in the form of HealthyBucks on most purchases they make through our online shopping program. Our web site is not yet operational.

         We began to execute on the current business plan on August 1, 2000 and recorded a name change on October 16, 2000, but we have not yet begun operating our shopping mall. We anticipate spending twelve months to fully implement our business plan as contemplated. Since the inception of our current business plan, we have been engaged primarily in planning our operations, establishing a prototype web site, negotiating agreements with prospective retail affiliates and capital raising activities. We have no members or operating revenue to date and do not expect to be able to generate revenue until the commercial launch of our web site.

         We will earn and record revenue when a member makes a purchase through our online shopping mall, and simultaneous with this transaction, we will record a charge to income by accruing the applicable HealthyBucks rebate owed to the member. During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

     o complete technical development of our web site and the design of the web site user interface;

     o    develop and maintain relationships with affiliated retailers;

     o add any additional functionality to our web site that may be warranted in order to remain competitive;

     o generate traffic to our web site through marketing and promotional activities;

     o    hire  and  train   additional   staff,   including   marketing  staff,
          administrative personnel and technical developers; and

     o    identify new facilities for our business, if necessary.

         We have a limited operating history on which you can base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as private equity markets. iGoHealthy will encounter various risks in implementing and executing its business strategy. We cannot assure you that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

Results of Operations

         For the fiscal year ended December 31, 2000, we recorded an operating loss of $(34,247). This operating loss is largely attributable to general and administrative expenses associated with a start up venture. We did not generate any operating revenues during this period. Net loss per share of common stock was approximately $(0.02) for the fiscal year ended December 31, 2000. We expect to continue to operate at a loss through fiscal 2001. Further, there can be no assurance that we will ever achieve profitability or that a stream of revenue can be generated and sustained in the future.

Capital Resources and Liquidity

         At December 31, 2000, we had current assets of $5,311 and total assets of $34,882. These assets consist of cash on hand of $5,311, $5,461 for furniture, fixtures and equipment and $25,625 for work-in-process related to the web site design and development. Accumulated depreciation on these assets amounted to $1,515. Net stockholders' equity in iGoHealthy was $21,881 at December 31, 2000. We remain in the development stage and, since inception, have experienced no significant change in liquidity, capital resources or shareholders' equity.

         Cash flow provided from the issuance of common stock was $37,500 for the period ended December 31, 2000. We received an aggregate total of $37,500 on October 27, 2000 from five accredited investors in connection with closing on a private placement of securities exempt from registration under Rule 506 under Regulation D of the Securities Act, as amended. The proceeds from this private placement offering were used to pay for the prototype web site development, purchase of a computer and office equipment, and working capital purposes, including general and administrative expenses.

         On January 26, 2001, iGoHealthy secured a loan in the amount of $5,000 from Mr. Harbinder Singh Branch, a shareholder of iGoHealthy, and issued a promissory note in the same amount at an interest rate of six (6%) percent and maturity date of July 26, 2001. Proceeds from this loan were used to pay a portion of the legal expenses related to our initial public offering. On
February 26, 2001, we entered into an agreement with the same shareholder to convert the loan into 20,000 registered shares of the iGoHealthy's common stock and waive any interest earned thereon.

         On February 16, 2001, we became effective on a registration statement, previously filed on December 11, 2000 with the Securities and Exchange Commission to sell 1,000,000 shares of our common stock. Under this offering, we have raised $129,863 by selling a total of 519,450 shares of our common stock to sixty-seven shareholders, of which 20,000 shares were issued in connection with the conversion of the entire principal amount of the aforementioned $5,000 loan.

Cash Requirements and Additional Funding

         As of May 14, 2001, our principal commitments consisted of our agreement with Stephen Davis, our prototype web site designer; Fluidesign, our commercial web site design and development company; Mr. Kenneth Glaser, who will provide the Company with marketing, advertising and related consulting services; and Ms. Courtney Mizel, who will provide the Company with business development and related consulting services. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures consistent with anticipated growth in operations, infrastructure and personnel. Additionally, we will continue to evaluate expanding our sales and marketing programs. Our capital requirements will depend on many factors, including:

     o    the rate of market acceptance of our online shopping program;
     o the amount of expenditures that will be needed for marketing and promoting our shopping program and our brand name;
     o    the costs required to maintain and upgrade our technology; and
     o potential changes in economic, regulatory or competitive conditions of our planned business.

         However, there is no assurance that the Company will be successful in any such effort.

         Our current cash forecasts for iGoHealthy indicate that there will be negative cash flow from operations for the foreseeable future. We believe that cash on hand will be insufficient to meet our anticipated needs for working capital, capital expenditures and business development for the next twelve months. We expect to utilize cash at an average rate of approximately $4,500 per month, or $54,000 for the next twelve months and may need additional financing. If we are unable to raise additional funds, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results, and we may need to delay full deployment of our online shopping program. Although we have historically relied upon financing provided by our officers and directors to supplement our operations, they are not legally obligated to provide iGoHealthy with any additional funding in the future. We currently do not maintain any lines of credit nor do we have any agreements for additional sources of financing.

         In the future, we may be required to seek additional capital by selling debt or equity securities, curtailing operations, selling assets, or otherwise be required to bring cash flows in balance when it approaches a condition of cash insufficiency. The sale of additional equity securities, if accomplished, may result in dilution to our shareholders. We cannot assure you, however, that financing will be available in amounts or on terms acceptable to us, or at all.

                           FORWARD-LOOKING STATEMENTS

         Some of the statements under "Risk Factors," "Plan of Operation," "Business," and elsewhere in this annual report constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's results, levels of activity, performance, or achievements to be significantly different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.

         In  some  cases,  you  can  identify   forward-looking   statements  by
terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology.

         Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this annual report to conform them to actual results.

Item 7.Financial Statements

         Our audited financial statements required by Item 310(a) of Regulation S-B, together with the independent auditors' reports of Singer Lewak Greenbaum & Goldstein, begin on page F-1 hereof.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Since our inception, there have been no changes in accountants nor have there been any disagreements with our current accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

Item 9.  Directors,   Executive  Officers,   Promoters,   and  Control  Persons;
         Compliance with Section 16(a) of the Exchange Act

         The following table sets forth the name, age and position of each director and executive officer of iGoHealthy. There are no other persons which can be classified as a promoter or controlling person of iGoHealthy. The officers and directors of iGoHealthy are as follows:

--------------------------------------------------------------------------------
         Name                       Age           Title
         Farid E. Tannous           34       Chief Executive Officer, President,
                                             Treasurer and Director
         Bill Glaser                34       Chief Operating Officer, Secretary
                                             and Director
--------------------------------------------------------------------------------

         Farid E. Tannous has served as President, Chief Executive Officer, Treasurer, and a Director of iGoHealthy since its inception on June 13, 1996.
Currently, he is employed at DIRECTV, Inc. where he is involved in various capacities including valuing, structuring, and executing strategic investments and relationships with "new media" enterprises. From December 1999 and prior to joining DIRECTV, a wholly-owned subsidiary of Hughes Electronics Corporation, Mr. Tannous was with the corporate treasury organization of Hughes where he assisted in conducting valuations and effectuating financing transactions for the company's satellite and network communication units. From February 1996 to May 1999, Mr. Tannous served as Treasurer and Chief Financial Officer of Colorado Casino Resorts, Inc., a gaming and lodging concern with operations in Colorado. In addition to overseeing the company's finance and accounting operations, he was accountable for all corporate finance, treasury, and cash management activities. From June 1994 to February 1996, as Managing Director of F.E. Tannous & Co. Investment Management Group, Mr. Tannous consulted to several start-up ventures in various industries including food, retail, wireless telecommunications, and Internet-related e-commerce. During this time, he was instrumental in developing business plans, generating pro-forma financials, advising on business strategy and capital structure, and arranging venture financing through private placements and public offerings. Mr. Tannous received an MBA in finance and accounting from the University of Chicago Graduate School of Business. He also holds a Masters and Bachelors degree in Electrical Engineering from the University of Southern California.

        Bill Glaser has served as Chief Operating Officer, Secretary and a Director of iGoHealthy since October 2000. Mr. Glaser is founder and Chief Executive Officer of HealthyUSA, Inc., a start-up venture established in July 1999 for the purpose of operating an online resource for health-conscious living. From July 1994 to May 2000, Mr. Glaser founded and served as the Chief Executive Officer of Zenterprise, Inc., a comprehensive strategic and management-consulting firm which focused primarily on business strategy, marketing, and management consulting services for both public and private companies. From September 1991 to July 1994, Mr. Glaser was a registered principal of a regional stock brokerage firm where he gained diverse experience in finance, management, marketing, sales, and public company relations. Previously, he was a registered representative at Drexel, Burnham, Lambert and Smith Barney. Mr. Glaser holds a Bachelors degree in finance and economics from the Ithaca College - School of Business.

        Directors are elected annually and hold office until the annual meeting of the shareholders of iGoHealthy and until their successors are elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. There are no family relationships among iGoHealthy's officers and directors. Officers and directors of iGoHealthy may receive compensation as determined by iGoHealthy from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Directors may be reimbursed by iGoHealthy for expenses incurred in attending meetings of the Board of Directors.

Board of Directors Committees

         The Board of Directors has not yet established an audit committee or a compensation committee. An audit committee typically reviews, acts on, and reports to the Board of Directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committees responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, we will be required to establish an audit committee.

--------------------------------------------------------------------------------

         The Board of Directors has not yet established a compensation committee. Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings and no Director receives any compensation for services rendered as a Director. It is likely that we will adopt a provision for compensating directors in the future.

Item 10.Executive Compensation

         No officer or director has received any remuneration from us. Although there is no current plan in existence, it is possible that we will adopt a plan to pay or accrue compensation to our officers and directors for services related to the implementation of our business plan. We have no stock option, retirement, incentive, defined benefit, actuarial, pension or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future. We have no employment contract or compensatory plan or arrangement with any executive officer of iGoHealthy. The directors currently do not receive any cash compensation for their services as members of the Board of Directors. There is no compensation committee, and no compensation policies have been adopted.

Item 11.Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information concerning common stock ownership by beneficial owners of five percent or more of our common stock and each of our officers and directors and our officers and directors as a group:

                 Name and Address                        Amount of         Percent of
Title of Class   of Beneficial Owner(1)            Beneficial Ownership       Class
---------------  ----------------------            ---------------------   ----------

Common           Farid E. Tannous
$0.001 par value 11693 San Vicente Blvd, Suite 310          700,000          31.4%
                 Los Angeles, CA 90049

Common           Bill Glaser
$0.001 par value 11693 San Vicente Blvd, Suite 310          700,000          31.4%
                 Los Angeles, CA 90049

Common           All Officers and Directors               1,400,000          62.8%
$0.001 par value as a group (two persons)

Common           Total shares issued/outstanding          2,229,450        100.00%


(1) Each person has sole voting and investment power with respect to the shares shown.

Item 12. Certain Relationships and Related Transactions

     In June, 1996 Mr. Tannous and Mr. Glaser were each issued 700,000 shares of our common stock in consideration for an aggregate amount of $1,400 cash.

     On September 5, 2000 we entered into a Contract for Services Agreement with Mr. Stephen Davis. Upon execution of this agreement, Mr. Glaser advanced iGoHealthy $5,000 which was paid to Mr. Davis as a down payment. On October 3, 2000, Mr. Glaser advanced to iGoHealthy an additional $6,000 which was also paid to Mr. Davis as a progress payment pursuant to the terms of the agreement. On October 25, 2000, Mr. Tannous advanced iGoHealthy the sum of $4,000 which was paid to Mr. Davis as a second progress payment for work completed. These advances, totaling $15,000, were repaid by iGoHealthy on November 1, 2000.

     On October 13, 2000, we entered into a retainer agreement with the Law Offices of Naser J. Khoury for the purpose of having all documents in connection with the private placement prepared. Upon executing the retainer agreement, a down payment of $1,000 was advanced to iGoHealthy by Mr. Tannous. On October 20, 2000, Mr. Tannous advanced an additional $4,000 to iGoHealthy which was used to pay the outstanding balance on the retainer. These advances, totaling $5,000, were repaid by iGoHealthy on November 1, 2000. As partial consideration for legal services rendered, Naser J. Khoury was issued 3,000 shares of our common stock. Naser J. Khoury is the cousin of our President, Farid E. Tannous.

     On October 28, 2000, David E. Tannous, CPA, was retained for the purpose of preparing, and filing with the Internal Revenue Service, iGoHealthy's tax returns for the past four years. As consideration for services rendered, David
E. Tannous was paid $2,600 and issued 2,000 shares of our common stock. David E. Tannous is the brother of our President, Farid E. Tannous.

     On October 30, 2000 we entered into an agreement with HealthyUSA, Inc. to purchase the Internet domain name, iGoHealthy.com. This agreement provides for HealthyUSA to sell and assign all rights and title to the domain name to iGoHealthy for the purchase price of $10,000, as mutually agreed upon by both parties, based upon review of an appraisal report dated October 30, 2000 prepared by GreatDomains.com, Inc., an independent appraiser. In connection with the purchase of the domain name, iGoHealthy issued a promissory note in the amount of $10,000 to HealthyUSA, Inc., bearing interest at the annual rate of six (6%) percent, and maturity date of April 30, 2001, subject to terms and conditions set forth therein. On November 10, 2000, pursuant to the terms of the agreement, iGoHealthy made a partial payment of $2,000 to HealthyUSA, leaving a balance of $8,000 outstanding under the promissory note at year-end. As of May 14, 2001, the remaining balance under the promissory note had been paid off in full. Bill Glaser is the President and Chief Executive Officer of HealthyUSA, Inc.

     On March 1, 2001, Mr. Kenneth Glaser was retained by the Company for the purpose of providing marketing and advertising services. Pursuant to the Marketing Agreement, the Company shall pay Mr. Kenneth Glaser a total of $15,000, $10,000 of which shall be paid upon the execution of the Agreement, and the balance of $5,000 to be paid no later than sixty days thereafter. Mr. Kenneth Glaser is the father of our Secretary and Chief Operating Officer, Bill Glaser.

     We currently utilize office space in the house of Mr. Glaser for which iGoHealthy did not pay any rent during the fiscal year ended December 31, 2000 and through the first fiscal quarter ended March 31, 2001. However, as of April 1, 2001, iGoHealthy began paying rent to Mr. Glaser in the amount of $1,000 per month for use of this office space. In addition, Messrs. Tannous and Glaser both provided management services to iGoHealthy without consideration being paid from iGoHealthy. Related to these services, iGoHealthy has recorded operating expenses of $17,378, which represent the fair market value of these services.

Item 13.Exhibits and Reports on Form 8-K

    (a)      Exhibits

    Exhibit
    No.      Description of Exhibit
    3.1(1)   Articles of Incorporation
    3.2(1)   By-laws
    3.3(1)   Amendment to the Articles of Incorporation of iGoHealthy.com, Inc.
    4.1(1)   Specimen of Common Stock Certificate
    4.2(2)   Form of Stock Subscription Agreement
    4.3(1)   Form of Private Placement Subscription Agreement
    4.3.1(1) Private Placement Subscription Agreement signature page for
             Harbinder Singh Branch
    4.3.2(1) Private Placement Subscription Agreement signature page for Kenneth
             Arthur Butterfield
    4.3.3(1) Private Placement Subscription Agreement signature page for Patrick
             Moriarity
    4.3.4(1) Private Placement Subscription Agreement signature page for Patrick
             Moriarity, Jr.
    4.3.5(1) Private Placement Subscription Agreement signature page for Eilish
             Levene
    10.1(1)  Contract for Services Agreement between Stephen Davis and
             iGoHealthy.com, Inc.
    10.2(1)  Domain Name Sale and Assignment Agreement between HealthyUSA, Inc.
             and iGoHealthy.com, Inc.
    10.3(1) Promissory Note between HealthyUSA, Inc. and iGoHealthy.com, Inc. 10.4(1) Web Site Development and Services Agreement between Fluidesign and
             iGoHealthy.com, Inc.
    10.5(2)  Promissory Note between Harbinder Singh Branch. and iGoHealthy.com,
             Inc.

(2)  Filed as an exhibit  to our  registration  statement  on Form SB-2 filed on
     December  11,  2000  (File  No.  333-51628)  and  herein   incorporated  by
     reference.

(3) Filed as an exhibit to our amended registration statement on Form SB-2/A filed on February 9, 2001 (File No. 333-51628) and herein incorporated by reference.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized this 14th day of May, 2001.


                                      iGoHealthy.com, Inc.


                                  By:  /s/ Farid E. Tannous
                                      ---------------------------
                                      Farid E. Tannous
                                      President , Chief Executive Officer,
                                      Principal Financial Officer, Controller,
                                      and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


May 14, 2001                      By:    /s/ Farid E. Tannous
                                      ------------------------------------------
                                      Farid E. Tannous
                                      President , Chief Executive Officer,
                                      Principal Financial Officer, Controller,
                                      and Director


May 14, 2001                            /s/ Bill Glaser
                                      ------------------------------------------
                                      Bill Glaser
                                      Secretary, Chief Operating Officer,
                                      and Director
                                                            iGoHealthy.com, Inc.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   INDEX TO FINANCIAL STATEMENTS
                                                               December 31, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                                                     Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                     F-1
FINANCIAL STATEMENTS

     Balance Sheet                                                     F-2
     Statements of Operations                                          F-3

     Statements of Stockholders' Equity                                F-4

     Statements of Cash Flows                                          F-5

     Notes to Financial Statements                                    F- 6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
iGoHealthy.com, Inc.

We have audited the accompanying balance sheet of iGoHealthy.com, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended, and for the period from June 13, 1996 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iGoHealthy.com, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, and for the period from June 13, 1996 (inception) to December 31, 2000 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, during the year ended December 31, 2000, the Company incurred a net loss of $34,247 and it had negative cash flows from operations of $9,728. In addition, the Company had an accumulated deficit of $35,647. These factors, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 30, 2001
                                                            iGoHealthy.com, Inc.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                   BALANCE SHEET
                                                               December 31, 2000


                                     ASSETS

Current assets
     Cash                                                          $     5,311
                                                                    ------------

         Total current assets                                            5,311

Furniture, fixtures and equipment                                        5,461
Work-in-process                                                         25,625
Accumulated depreciation                                                (1,515)
                                                                    ------------

                  Total assets                                     $    34,882
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accrued legal expenses                                        $     5,001
     Note payable - related party                                        8,000
                                                                    ------------

         Total current liabilities                                      13,001
                                                                    ------------

Stockholders' equity
     Preferred stock, $0.001 par value
         5,000,000 shares authorized
         no shares issued and outstanding                                    -
     Common stock, $0.001 par value
         50,000,000 shares authorized
         1,710,000 shares issued and outstanding                         1,710
     Additional paid-in capital                                         55,818
     Deficit accumulated during the development stage                  (35,647)
                                                                    ------------

              Total stockholders' equity                                21,881
                                                                    ------------

                  Total liabilities and stockholders' equity       $    34,882
                                                                    ============


    The accompanying notes are an integral part of these financial statements
                                                            iGoHealthy.com, Inc.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS
                                        For the Year Ended December 31, 2000 and
              for the Period from June 13, 1996 (Inception) to December 31, 2000

                                                                  For the
                                                                Period from
                                                                  June 13,
                                         For the Year               1996
                                            Ended             (Inception) to
                                          December 31,          December 31,
                                             2000                   2000
                                        ---------------       ----------------
Revenues                                  $       --            $       --
                                          -----------           ------------
Operating expenses                        $   34,339            $   35,739
                                          ----------            ------------

Interest Income                           $       91            $       91
                                          ----------            ------------

Net loss                                  $  (34,247)           $  (35,647)
                                          ===========           ============
Basic and diluted
    Loss per common share                 $   (0.024)           $   (0.025)
                                          ===========           =============
     Weighted-average common
      shares outstanding                   1,401,205             1,400,283
                                          ===========           =============

   The accompanying notes are an integral part of these financial statements
                                                            iGoHealthy.com, Inc.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Period from June 13, 1996 (Inception) to December 31, 2000


                                                                                  Deficit
                                                                                Accumulated
                                                               Additional        during the
                                         Common Stock           Paid-In         Development
                                     Shares        Amount       Capital           Stage            Total
                                    ---------    ----------    -----------    ---------------    ----------

Balance, June 13, 1996
   (inception)                             -     $       -     $       -        $       -        $      -

Issuance of common
   stock to founders
   for cash                        1,400,000         1,400                          (1,400)             -
                                 ------------   -----------     -----------      ------------     ----------

Balance, December 31,
   1996, 1997, 1998,
   and 1999                        1,400,000         1,400              -           (1,400)             -

Issuance of common
   stock for Web site
   development costs                   5,000             5            620                             625
Issuance of common
   stock for services
   rendered                            5,000             5            620                             625

Issuance of common
   stock for cash                    300,000           300         37,200                          37,500

Services provided
   by officers                                                     17,378                          17,378

Net loss                                                                           (34,247)       (34,247)
                                ------------    -----------     ------------     ------------    -----------

Balance, December 31,
   2000                           1,710,000     $   1,710       $ 55,818         $ (35,647)      $  21,881
                                ============    ===========     ============     ============      =========



    The accompanying notes are an integral part of these financial statements
                                                            iGoHealthy.com, Inc.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
                                        For the Year Ended December 31, 2000 and
              for the Period from June 13, 1996 (Inception) to December 31, 2000

                                                                                       For the
                                                                                      Period from
                                                                                       June 13,
                                                                 For the Year            1996
                                                                    Ended            (Inception) to
                                                                 December 31,        December 31,
                                                                    2000                  2000
                                                                --------------      ----------------

Cash flows from operating activities
     Net loss                                                   $    (34,247)   $        (35,647)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Accrued legal expense                                    5,001               5,001
              Depreciation                                             1,515               1,515
              Services provided by officers                           17,378              17,378
              Issuance of common stock for services rendered             625                 625
                                                              --------------    ----------------

                  Net cash used in operating activities               (9,728)            (11,128)
                                                              ---------------   -----------------

Cash flows from investing activities
     Capital expenditures                                             (5,460)             (5,460)
     Web design development costs                                    (15,000)            (15,000)
                                                              ---------------   -----------------

                  Net cash used by investing activities              (20,460)            (20,460)
                                                              ---------------   -----------------

Cash flows from financing activities
     Cash received for common stock                                   37,500              38,900
     Repayment of note payable                                        (2,000)             (2,000)
     Repayment of advances from officers                             (20,588)            (20,588)
     Advances from officers                                           20,588              20,588
                                                              --------------    ----------------

                  Net cash provided by financing activities           35,500              36,900
                                                              --------------    ----------------

                      Net increase in cash                             5,311               5,311
Cash, beginning of period                                                  -                   -
                                                              --------------    ----------------

Cash, end of period                                          $         5,311    $          5,311
                                                              ==============    ================


    The accompanying notes are an integral part of these financial statements
                                                            iGoHealthy.com, Inc.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2000

--------------------------------------------------------------------------------
NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

         iGoHealthy.com, Inc., a Colorado corporation, is a development stage company in the process of developing an Internet-based shopping mall for health-related retailers. Through its shopping mall, web users that register as its members will be able to make purchases of health-related merchandise and services from a carefully selected group of quality retailers. Management intends to capitalize on the extraordinary growth of online retailing, which is projected to continue expansion. The Company was founded on June 13, 1996 as Centurion Properties Development Corporation and was initially capitalized with $1,400 in cash, which was used to pay organization costs. The Company remained dormant until October 16, 2000 when its name was changed to iGoHealthy.com and it began developing its current business plan. The Company has had no significant business activity to date.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ---------------------
         The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles which contemplate continuation of the Company as a going concern. During the year ended December 31, 2000, the Company incurred a net loss of $34,247 and it had negative cash flows from operations of $9,728. In addition, the Company had an accumulated deficit of $35,647. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon the Company achieving a level of sales adequate to support the Company's cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to sell products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

         In order to alleviate substantial concern about its ability to continue as a going concern, management plans to raise additional equity capital and continue to develop its products.

         Start-Up Costs
         --------------
         Start-up costs include legal and professional fees. In accordance with Statement of Position 98-5, "Costs of Start-Up Activities," these costs have been expensed as incurred.

         Cash Equivalents
         ----------------
         For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

         Work-in-Process
         ---------------
         In accordance with the Financial Accounting Standards Board ("FASB")'s Emerging Issues Task Force Issue No. 00-02, "Accounting for Web Site Development Costs," work-in-process consists of capitalized amounts incurred to obtain and register a domain name from a related party (see
         Note 4) and to acquire software necessary for general Web site operations. The Company has not recorded depreciation as its Web site has not yet been placed into service.

         Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment will be reflected in the statement of operations if they occur.

         Advertising Costs
         -----------------
         Advertising costs will be expensed as incurred. The Company has not yet incurred any advertising costs.

         Estimates
         ---------
         The preparation of the Company's financial statements in conformity with United States generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

         Loss per Share
         --------------
         During the year ended December 31, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same.

         Income Taxes
         ------------
         The Company uses the asset and liability method of accounting for income taxes. The asset and liability method accounts for deferred income taxes by applying enacted statutory rates in effect for periods in which the difference between the book value and the tax bases of assets and liabilities are scheduled to reverse. The resulting deferred tax asset or liability is adjusted to reflect changes in tax laws or rates. Because the Company is in the development stage and has incurred a loss from operations, no benefit is realized for the tax effect of the net operating loss carry-forward due to the uncertainty of its realization.

         Comprehensive Income
         --------------------
         For the year ended December 31, 2000, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

         Recently Issued Accounting Pronouncements
         -----------------------------------------
         In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle effective January 1, 2000. Management has not yet determined the complete impact of SAB No. 101 on the Company; however, management does not expect that application of SAB No. 101 will have a material effect on the Company's revenue recognition and results of operations.

         In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," (an Interpretation of Accounting Principles Bulletin Opinion No. 25 ("APB 25")) ("FIN 44"). FIN 44 provides guidance on the application of APB 25, particularly as it relates to options. The effective date of FIN 44 is July 1, 2000, and the Company has adopted FIN 44 as of that date.

         In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." This statement is not applicable to the Company.

     -----------------------------------------
     In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121." This statement is not applicable to the Company.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This statement is not applicable to the Company.

NOTE 3 - CASH

     The Company maintains cash deposits at a bank based in New York. Deposits at the bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 2000, the Company did not have any uninsured cash.

NOTE 4 - NOTE PAYABLE - RELATED PARTY

     During the year ended December 31, 2000, the Company purchased an Internet domain name from a related party that was financed through a note payable from a related party bearing a fixed interest rate of 6% per annum, due at the earlier of the Company's initial public offering or April 30, 2001. As of December 31, 2000, the note payable had a remaining balance of $8,000.

NOTE 5 - STOCKHOLDERS' EQUITY

     During June 1996, the Company issued 1,400,000 shares of common stock to the Company's founders in exchange for cash.

     In connection with a private placement in October 2000, the Company sold 300,000 shares of common stock at $0.125 per share for total gross proceeds of $37,500. The Company paid no commissions or fees in connection with the private placement.

     In September 2000, the Company entered into a consulting agreement with a Web site designer in order to design and implement a prototype Web site for the Company. As of December 31, 2000, the Company paid $15,000 and issued 5,000 shares of common stock to this designer. The stock was valued at $625, which has been capitalized as work-in-process.

     In October 2000, the Company issued 3,000 shares of common stock to a law firm in exchange for services rendered valued at $375.

     In October 2000, the Company issued 2,000 shares of common stock for financial services valued at $250.

NOTE 6 - RELATED PARTY TRANSACTIONS

     The Company currently utilizes office space in the house of Mr. Glaser for which the Company did not pay any rent during the fiscal year ended
     December 31, 2000 and through the first fiscal quarter ended March 31, 2001. However, as of April 1, 2001, the Company began paying rent to Mr. Glaser in the amount of $1,000 per month for use of this office space.

     In addition, certain officers provided management services for the Company without consideration being paid from the Company. Related to these services, the Company has recorded operating expenses of $17,378, which represent the fair market value of these services.

     At December 31, 2000, the Company had no outstanding liability to the officers of the Company.

NOTE 7 - SUBSEQUENT EVENTS

     On January 26, 2001, the Company secured a loan in the amount of $5,000 from a shareholder and issued a promissory note in the same amount at an interest rate of six (6%) percent and maturity date of July 26, 2001. On February 26, 2001, the Company entered into an agreement with the same shareholder to convert the entire principal amount of the loan into 20,000 registered shares of the Company's common stock and waive any interest earned thereon. The shares were registered pursuant to the Company's initial public offering.

     On February 16, 2001, the Company was declared effective on a registration statement on Form SB-2, which was filed on December 11, 2000 with the Securities and Exchange Commission to register for sale 1,000,000 shares of its common stock. As of May 14, 2001, the Company raised $129,863 by selling a total of 519,450 shares of its common stock in this initial public offering, of which 20,000 shares were issued in connection with the conversion of the aforementioned $5,000 loan.

     On April 24,2001, the Company retained Ms. Courtney Mizel for the purpose of providing to the Company business development and related consulting services. Pursuant to the Business Development Agreement, the Company has agreed to pay Ms. Mizel $10,000 for her services.

NOTE 8 - INCOME TAXES

     Significant components of the Company's deferred tax assets for income taxes consisted of the following at December 31, 2000:

        Deferred tax assets
            Operating losses                                      $    14,259
            Valuation allowance                                        14,259
                                                                  -----------

                           Net deferred tax assets                $         -
                                                                  ===========

     The federal operating loss carry-forward at December 31, 2000 was $35,647. This operating loss was incurred during an interim period and may not reflect true net operating losses at the taxable year-end.