Form 10QSB
period 2001-03-31
IGOHEALTHY COM INC
filed 2001-05-18
CIK 1127696

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

       ------------------------------------------------------------------
                                   FORM 10-QSB
       ------------------------------------------------------------------


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For fiscal quarter ended March 31, 2001

                        Commission File Number: 333-51628



                              iGOHEALTHY.COM, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


         Colorado                                          91-2079221
-------------------------------                     -----------------------
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

As of May 18, 2001, there were outstanding 2,229,450 shares of the issuer's common stock, $0.001 par value.

                              iGoHealthy.com, Inc.
                                   Form 10-QSB

                                      INDEX

PART 1.  FINANCIAL INFORMATION                                              Page
                                                                          Number
                                                                          ------

Item 1. Financial Statements
         Condensed Balance Sheets -for the three months
         ended March 31, 2001 and the year ended December 31, 2000........     3

         Condensed Statements of Operations - for the three
         months ended March 31, 2001 and the period from
         June 13, 1996 (inception) to March 31, 2001 .....................     4

         Condensed Statements of Cash Flows - for the three
         months ended March 31, 2001 and the period from June 13,
         1996 (inception) to March 31, 2001...............................     5

         Notes to Condensed Financial Statements..........................     6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results Of operations...............................     9

Signatures................................................................    10
                                                            iGoHealthy.com, Inc.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                         CONDENSED BALANCE SHEET
                                December 31, 2000 and March 31, 2001 (unaudited)
--------------------------------------------------------------------------------

                                                                   For the Quarter    For the Year
                                                                       Ended             Ended
                                                                      March 31,       December 31,
                                                                        2001             2000
                                                                   ---------------   --------------

                                     ASSETS

Current assets
     Cash                                                            $  11,655         $  5,311
                                                                     -----------       ----------

         Total current assets                                           11,655            5,311

Furniture, fixtures and equipment, net of accumulated
     depreciation of $3,896 and $1,515, respectively                     4,820            3,946
Work-in-process    - web site                                           25,625           25,625
                                                                     -----------       ---------

                  Total assets                                       $  42,100         $ 34,882
                                                                     ===========       =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accrued legal and accounting expenses                           $  31,340         $  5,001
     Note payable - related party                                            -            8,000
                                                                     -----------       ---------
        Total current liabilities                                       31,340           13,001
                                                                     -----------       ---------

Stockholders' equity
     Preferred stock, $0.001 par value
         5,000,000 shares authorized
         no shares issued and outstanding                                    -                -
     Common stock, $0.001 par value
         50,000,000 shares authorized;
         1,913,000 and 1,710,000 shares
            issued and outstanding, respectively                         1,913            1,710
     Additional paid-in capital                                        117,016           55,818
     Accumulated deficit                                              (108,169)         (35,647)
                                                                     -----------      ----------

              Total stockholders' equity                                10,760           21,881
                                                                     -----------      ----------

                  Total liabilities and stockholders' equity         $  42,100        $  34,882
                                                                     ===========      ==========



    The accompanying notes are an integral part of these financial statements
                                                            iGoHealthy.com, Inc.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              CONDENSED STATEMENTS OF OPERATIONS
                                For the Quarter Ended March 31, 2001 (unaudited)
--------------------------------------------------------------------------------

                                                                         For the
                                                                      Period from
                                                                        June 13,
                                                    Fiscal Quarter       1996
                                                        Ended        (inception) to
                                                      March 31,         March 31,
                                                        2001              2001
                                                 --------------      -------------


Revenues                                        $           -         $          -
                                                ---------------      -------------

Operating expenses                              $      72,541         $     108,280
                                                ---------------        ------------

Interest Income                                 $          19         $         110
                                                ---------------        ------------

Net loss                                        $    (72,522)         $   (108,169)
                                                ===============        ============

Basic and diluted
     Loss per common share                      $      (0.05)         $      (0.08)
                                                ===============       =============

     Weighted-average common shares outstanding     1,547,222             1,430,671
                                                ===============       =============



    The accompanying notes are an integral part of these financial statements
                                                        iGoHealthy.com, Inc.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              CONDENSED STATEMENTS OF CASH FLOWS
                                For the Quarter Ended March 31, 2001 (unaudited)
--------------------------------------------------------------------------------

                                                                                    For the
                                                                                  Period from
                                                                                    June 13,
                                                                 Fiscal Quarter      1996
                                                                    Ended       (inception) to
                                                                  March 31,        March 31,
                                                                    2001             2001
                                                                 --------------  --------------

Cash flows from operating activities
     Net loss                                                  $  (72,522)    $   (108,169)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Accrued legal and accounting expenses                31,340           36,341
              Depreciation                                          2,381            3,896
              Services provided by officers                        10,651           28,029
              Issuance of common stock for services rendered            -              625
                                                               -----------    -------------

                  Net cash used in operating activities           (28,150)         (39,278)
                                                               -----------    -------------

Cash flows from investing activities
     Capital expenditures                                          (3,256)          (8,716)
     Web design development costs                                       -          (15,000)
                                                               -----------    -------------

                  Net cash used by investing activities            (3,256)         (23,716)
                                                               -----------    -------------

Cash flows from financing activities
     Cash received for common stock                                45,750           84,650
     Cash received from conversion of note payable                  5,000            5,000
     Repayment of note payable - related party                     (8,000)         (10,000)
     Repayment of accrued expenses                                 (5,001)          (5,001)
     Repayment of advances from officers                                -          (20,588)
     Advances from officers                                             -           20,588
                                                               -----------    -------------

                  Net cash provided by financing activities        37,749           74,649
                                                               -----------    -------------

                      Net increase in cash                          6,343           11,655

Cash, beginning of period                                           5,311                -
                                                               -----------    -------------

Cash, end of period                                            $   11,655    $      11,655
                                                               ===========    =============


    The accompanying notes are an integral part of these financial statements

NOTE 1 - DESCRIPTION OF BUSINESS

         iGoHealthy.com, Inc. (the "Company'), a Colorado corporation, is a development stage company in the process of developing an Internet-based shopping mall for health-related retailers. Through its shopping mall, web users that register as its members will be able to make purchases of health-related merchandise and services from a carefully selected group of quality retailers. Management intends to capitalize on the extraordinary growth of online retailing, which is projected to continue expansion. The Company was founded on June 13, 1996 as Centurion Properties Development Corporation and was initially capitalized with $1,400 in cash, which was used to pay organization costs. The Company remained dormant until October 16, 2000 when its name was changed to iGoHealthy.com and it began developing its current business plan. The Company has had no significant business activity to date.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ---------------------
         The accompanying Condensed Financial Statements have been prepared by iGoHealthy.com pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

         Development Stage Enterprise
         ----------------------------
         The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

         Going Concern Issues
         --------------------
         The Company has received a report from its independent auditors that includes an explanatory paragraph describing the Company's uncertainty to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

         Estimates
         ---------
         In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Impairment of Long-Lived Assets
         -------------------------------
         The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. To date, no impairment has occurred.

         Income Taxes
         ------------
         The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

         Loss per Share
         --------------
         The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended March 31, 2001 and 2000, the Company incurred net losses; therefore, basic and diluted loss per share are the same.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

         Litigation

         The Company may become involved in various legal proceedings and claims which arise in the ordinary course of its business. Management does not believe that these matters will have a material adverse effect on the Company's financial position or results of operations.

         Agreements

         On March 1, 2001, the Company retained Mr. Kenneth Glaser for the purpose of providing the Company marketing and advertising services. Mr. Glaser will work with the Company to assemble a comprehensive marketing campaign, which includes brand development and establishment of relationships with participating retailers. Pursuant to the Marketing Agreement, the Company has agreed to pay Mr. Kenneth Glaser $15,000 for his services.

         On April 24, 2001, the Company retained Ms. Courtney Mizel for the purpose of providing the Company business development and related consulting services. Ms. Mizel will work with the Company to assemble a comprehensive business development and deployment plan, which includes business plan optimization, enhanced revenue generation, and growth strategy implementation. Pursuant to the Business Development Agreement, the Company has agreed to pay Ms. Mizel $10,000 for her services.

NOTE 4- STOCKHOLDERS' EQUITY

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

         On February 16, 2001, the Company was declared effective on its registration statement on Form SB-2, which was filed on December 11, 2000 with the Securities and Exchange Commission to register for sale 1,000,000 shares of its common stock. As of March 31, 2001, the Company raised $50,750 by selling a total of 203,000 shares of its common stock in this initial public offering, of which 20,000 shares were issued in connection with the conversion of the $5,000 loan. To date, the Company has raised $129,863 by selling a total of 519,450 shares of its common stock to sixty-seven shareholders under this offering.

NOTE 5 - INCOME TAXES

         Significant components of the Company's deferred tax assets for income taxes consisted of the following at March 31, 2001:

                  Deferred tax assets
                      Operating losses                            $ 43,268
                      Valuation allowance                           43,268
                                                                  --------

                           Net deferred tax assets                $      -
                                                                  ========

         The federal operating loss carry-forward at March 31, 2001 was $108,169. This operating loss was incurred during an interim period and may not reflect true net operating losses at the taxable year-end.


NOTE 6 - RELATED PARTY TRANSACTIONS

          Mr. Kenneth Glaser was retained by the Company for the purpose of providing marketing and advertising services. Pursuant to the Marketing Agreement, the Company shall pay Mr. Kenneth Glaser a total of $15,000, $10,000 of which shall be paid upon the execution of the Agreement, and the balance of $5,000 to be paid no later than sixty days thereafter. Mr. Kenneth Glaser is the father of the Company's Chief Operating Officer, Bill Glaser.

          The Company currently utilizes office space in the house of Mr. Glaser for which the Company did not pay any rent during the fiscal year ended December 31, 2000 and through the first fiscal quarter ended March 31, 2001. However, as of April 1, 2001, the Company began paying rent to Mr. Glaser in the amount of $1,000 per month for use of this office space.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and accompanying notes herein. The financial information presented is for our fiscal quarter ended March 31, 2001, and for the period from June 13, 1996 (inception) to March 31, 2001.

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

Results of Operations

         For the fiscal quarter ended March 31, 2001, we recorded an operating loss of $(72,522). This operating loss is largely attributable to general and administrative expenses associated with a start-up venture and legal, accounting, and administrative expenses related to our initial public offering. During the quarter, we became effective on a registration statement previously filed with the Securities and Exchange Commission to sell 1,000,000 shares of our common stock. We did not generate any operating revenues during this period. Net loss per share of common stock was $(0.05) for the fiscal quarter ended March 31, 2001.

         During the quarter, we recorded a total of to $51,144 in expenses related to legal, accounting, and administrative services provided for daily operations and in connection with our initial public offering. Capital expenditures amounted to $3,256, which included purchases of certain computer equipment and peripherals. In addition, the officers of the Company provided management services without consideration being paid from the Company. Related to these services, we recorded operating expenses of $10,651, which represent the fair market value of these services.

         We expect to continue to operate at a loss through fiscal 2001. Further, there can be no assurance that we will ever achieve profitability or that a stream of revenue can be generated and sustained in the future.

Capital Resources and Liquidity

         At March 31, 2001, we had current assets of $11,655 and total assets of $42,100. These assets consist of cash on hand of $11,655, $4,820 for furniture, fixtures and equipment, net of accumulated depreciation of $3,896, and $25,625 for work-in-process related to the web site design and development. Net stockholders' equity in iGoHealthy was $10,760 at March 31, 2001. We remain in the development stage and, since inception, have experienced no significant change in liquidity, capital resources or shareholders' equity.

         On January 26, 2001, we secured a loan in the amount of $5,000 from Mr. Harbinder Singh Branch, a shareholder of iGoHealthy, and issued a promissory note in the same amount at an interest rate of six (6%) percent and maturity date of July 26, 2001. Proceeds from this loan were used to pay a portion of the legal expenses related to our initial public offering. On February 26, 2001, we entered into an agreement with the same shareholder to convert the loan into 20,000 registered shares of the iGoHealthy's common stock and waive any interest earned thereon.

         On February 16, 2001, we became effective on our registration statement on Form SB-2, previously filed on December 11, 2000 with the Securities and Exchange Commission. In this initial public offering, we registered to sell 1,000,000 shares of our common stock. As of March 31, 2001, we have sold 203,000 shares of our common stock, which includes 20,000 shares issued in connection with the conversion of the aforementioned $5,000 loan. To date, we have raised a total of $129,863 by selling 519,450 shares of our common stock to sixty-seven shareholders.

         Cash provided from the issuance of common stock as part of our initial public offering was $50,750 for the period ended March 31, 2001. Of this total, $45,750 was received from six shareholders from the sale of 183,000 shares. The proceeds from this offering were used to pay for the prototype web site development, purchase of a computer and office equipment, and working capital purposes, including general and administrative expenses.

Cash Requirements and Additional Funding

         As of May 15, 2001, our principal commitments consisted of our agreement with Stephen Davis, our prototype web site designer; Fluidesign, our commercial web site design and development company; Mr. Kenneth Glaser, who will provide the Company with marketing, advertising and related consulting services; and Ms. Courtney Mizel, who will provide the Company with business development and related consulting services. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures consistent with anticipated growth in operations, infrastructure and personnel. Additionally, we will continue to evaluate expanding our sales and marketing programs. Our capital requirements will depend on many factors, including:

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

                           FORWARD-LOOKING STATEMENTS

         Some of the statements under "Risk Factors," "Plan of Operation," "Business," and elsewhere in this quarterly report constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's results, levels of activity, performance, or achievements to be significantly different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.

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

         The accompanying un-audited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included.

         Operating results for the quarter ending March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated statements and footnotes included in our annual report on Form 10-KSB for the year ending December 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized this 18th day of May, 2001.

                                       iGoHealthy.com, Inc.

May 18, 2001                      By:   /s/ Farid E. Tannous
                                     -------------------------------------------
                                     Farid E. Tannous
                                     President , Chief Executive Officer,
                                     Principal Financial Officer, Controller,
                                     and Director


May 18, 2001                            /s/ Bill Glaser
                                     -------------------------------------------
                                     Bill Glaser
                                     Secretary, Chief Operating Officer,
                                     and Director