Form 10QSB
period 2001-06-30
IGOHEALTHY COM INC
filed 2001-08-02
CIK 1127696

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

                     For fiscal quarter ended June 30, 2001

                        Commission File Number: 333-51628


                              iGOHEALTHY.COM, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


         Colorado                                               91-2079221
 ------------------------------                             -------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                               Identification
 No.)


                       11693 San Vicente Blvd., Suite 310
                          Los Angeles, California 90049
                                 (253) 660-3085
               ---------------------------------------------------
               (Address, including zip code, and telephone number,
                 including area code, of registrant's principal
                               executive offices)


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

As of August 3, 2001, there were outstanding 2,229,450 shares of the issuer's common stock, $0.001 par value.

================================================================================
                                                            iGoHealthy.com, Inc.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                         CONDENSED BALANCE SHEET
                                 December 31, 2000 and June 30, 2001 (unaudited)
--------------------------------------------------------------------------------

                                                                    June 30,      December 31,
                                                                      2001           2000
                                                                 ------------     ------------
                                     ASSETS
Current assets
     Cash                                                         $    21,047        $  5,311
                                                                 ------------      ----------

         Total current assets                                          21,047           5,311

Furniture, fixtures and equipment,
     Net of accumulated depreciation of
        $6,478 and $1,515, respectively                                 3,438           3,946
Work-in-process    - web site                                          27,288          25,625
                                                                 ------------      -----------

                  Total assets                                   $     51,772       $  34,882
                                                                 ============      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                            $      3,428       $  5,001
     Note payable - related party                                           -          8,000
                                                                 ------------      ----------

         Total current liabilities                                      3,428         13,001
                                                                 ------------      ----------

Stockholders' equity
     Preferred stock, $0.001 par value
         5,000,000 shares authorized;
         no shares issued and outstanding                                   -              -
     Common stock, $0.001 par value
         50,000,000 shares authorized;
         2,229,450 and 1,710,000 shares
            issued and outstanding, respectively                        2,229          1,710
     Additional paid-in capital                                       209,592         55,818
     Accumulated deficit                                             (163,476)       (35,647)
                                                                 -------------     -----------

              Total stockholders' equity                               48,345         21,881
                                                                 ------------      -----------

                  Total liabilities and stockholders' equity     $     51,772       $ 34,882
                                                                 ============      ===========




    The accompanying notes are an integral part of these financial statements
                                                            iGoHealthy.com, Inc.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              CONDENSED STATEMENTS OF OPERATIONS
                                 For the Quarter Ended June 30, 2001 (unaudited)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                                                   For the
                                                                                 Period from
                                                                                  June 13,
                                                 Fiscal Quarter  Six Months         1996
                                                     Ended         Ended       (inception) to
                                                    June 30,      June 30,        June 30,
                                                 -------------   -----------    -------------
                                                       2001        2001             2001
                                                 -------------   -----------    -------------

Revenues                                         $         -     $       -       $        -
                                                  ------------   -----------    -------------

Operating expenses                               $    55,653     $ 128,071       $  163,808
                                                  ------------   -----------    -------------

Interest Income                                  $       122     $     241       $      332
                                                  ------------   -----------    -------------

Net loss                                         $   (55,530)    $(127,830)      $ (163,476
                                                 =============   ===========    =============

Basic and diluted
     Loss per common share                       $     (0.03)    $  (0.07)       $   (0.11)
                                                 =============   ===========   ==============

     Weighted-average common shares outstanding    2,176,708    1,740,145        1,467,364
                                                 =============   ===========   ==============



    The accompanying notes are an integral part of these financial statements
                                      -3-
                                                            iGoHealthy.com, Inc.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              CONDENSED STATEMENTS OF CASH FLOWS
                                 For the Quarter Ended June 30, 2001 (unaudited)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                                                     For the
                                                                                   Period from
                                                                                     June 13,
                                                                   Six Months         1996
                                                                     Ended        (inception) to
                                                                    June 30,         June 30,
                                                                      2001            2001
                                                                  ------------    --------------

Cash flows from operating activities
     Net loss                                                  $      (127,830)    $   (163,476)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Accounts payable                                          (1,573)            3,428
              Depreciation                                                4,963            6,478
              Services provided by officers                              24,431           41,809
              Issuance of common stock for services rendered                  -              625
                                                               ----------------    -------------

                  Net cash used in operating activities               (100,009)        (111,137)
                                                               ----------------    -------------

Cash flows from investing activities
     Capital expenditures                                               (4,454)          (9,915)
     Web design development costs                                       (1,663)         (27,288)
                                                               ----------------    -------------

                  Net cash used by investing activities                 (6,117)         (37,204)
                                                               ----------------    -------------

Cash flows from financing activities
     Cash received for common stock                                     129,863          169,388
     Repayment of note payable - related party                          (8,000)                -
                                                               ----------------    -------------

                  Net cash provided by financing activities             121,863          169,388
                                                               ----------------    -------------

                      Net increase in cash                               15,736           21,047

Cash, beginning of period                                                 5,311                -
                                                               ----------------    -------------

Cash, end of period                                            $         21,047    $      21,047
                                                               ================    =============

Supplemental disclosures of cash flow information

     Interest paid                                             $                   $
                                                               ================    =============

     Income taxes paid                                         $                   $
                                                               ================    =============


Supplemental schedule of non-cash investing and financing activities

     During the six months ended June 30, 2001, officers of the company provided management services, without consideration, valued at $24,431, which represents the fair value of these services.


    The accompanying notes are an integral part of these financial statements
                                                            iGoHealthy.com, Inc.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 December 31, 2000 and June 30, 2001 (unaudited)
   -----------------------------------------------------------------------------

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         The accompanying Condensed Financial Statements have been prepared by iGoHealthy.com pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the quarter and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

         Development Stage Enterprise
         The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

         Going Concern Issues
         The Company has received a report from its independent auditors that includes an explanatory paragraph describing the Company's uncertainty to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

         Estimates
         In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Impairment of Long-Lived Assets
         The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. To date, no impairment has occurred.

         Income Taxes
         The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

         Loss per Share
         The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the quarter and six months ended June 30, 2001 and year ended December 31, 2000, the Company incurred net losses; therefore, basic and diluted loss per share are the same.


NOTE 3 - COMMITMENTS AND CONTINGENCIES

         Litigation

         The Company may become involved in various legal proceedings and claims which arise in the ordinary course of its business. Management does not believe that these matters will have a material adverse effect on the Company's financial position or results of operations.

         Agreements

         On March 1, 2001, the Company retained Mr. Kenneth Glaser for the purpose of providing to the Company marketing and advertising services. Mr. Glaser will work with the Company to assemble a comprehensive marketing campaign, which includes brand development and establishment of relationships with participating retailers. Pursuant to the Marketing Agreement, the Company has agreed to pay Mr. Kenneth Glaser $15,000 for his services.

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

         On February 16, 2001, the Company was declared effective on its registration statement on Form SB-2, which was filed on December 11, 2000 with the Securities and Exchange Commission to register for sale 1,000,000 shares of its common stock. To date, the Company has raised $129,863 by selling a total of 519,450 shares of its common stock, of which 20,000 shares were issued in connection with the conversion of the $5,000 loan, to sixty-seven shareholders under this offering.

         On July 9, 2001, the Company implemented its 2001 Employee Stock Option Plan and on July 16, 2001 filed a registration statement on Form S-8 with the Securities and Exchange Commission in order to register up to 2,000,000 shares of the Company's common stock, $0.001 par value, for the purpose of issuing such stock pursuant to options exercised under the 2001 Employee Stock Option Plan.


NOTE 5 - INCOME TAXES

         Significant components of the Company's deferred tax assets for income taxes consisted of the following at June 30, 2001:

                  Deferred tax assets
                      Operating losses                                $  65,390
                      Valuation allowance                                65,390
                                                                      ---------

                           Net deferred tax assets                    $       -
                                                                      =========

         The federal operating loss carry-forward at June 30, 2001 was $163,476. This operating loss was incurred during an interim period and may not reflect true net operating losses at the taxable year-end.


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

          The Company currently utilizes office space in the house of Mr. Glaser for which the Company did not pay any rent through the first quarter ended March 31, 2001. However, as of April 1, 2001, the Company began paying rent to Mr. Glaser in the amount of $1,000 per month for use of this office space.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         This report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and accompanying notes herein. The financial information presented is for the quarter and six months ended June 30, 2001, and for the period from June 13, 1996 (inception) to June 30, 2001.

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

Results of Operations

         For the fiscal quarter and six months ended June 30, 2001, we recorded an operating loss of $(55,530) and $(127,830), respectively. For the period from inception to June 30, 2001, total operating loses amounted to $(163,476). This operating loss is largely attributable to general and administrative expenses associated with a start up venture and legal, accounting, and administrative expenses related to our initial public offering. On February 16, 2001 we became effective on a registration statement previously filed with the Securities and Exchange Commission to sell 1,000,000 shares of our common stock. Under this offering, we issued a total of 519,450 shares of our common stock. We did not generate any operating revenues during this period. Net loss per share of common stock was $(0.03) and $(0.07) for the fiscal quarter and six months ended June 30, 2001, respectively. Net loss per share for the period from inception to June 30, 2001 amounted to $(0.11).

         We recorded a total of $127,830 for the six months in operating expenses related to legal, accounting, and general administrative services provided for daily operations and in connection with our initial public offering. During the same period, capital expenditures, net of accumulated depreciation, amounted to $4,454, which included purchases of certain office equipment and peripherals. In addition, the officers of the Company provided management services without consideration being paid from the Company. Related to these services, we recorded operating expenses of $24,431, which represent the fair market value of these services.

         We expect to continue to operate at a loss through fiscal 2001. Further, there can be no assurance that we will ever achieve profitability or that a stream of revenue can be generated and sustained in the future.

Capital Resources and Liquidity

         At June 30, 2001, we had current assets of $21,047 and total assets of $51,772. These assets consist of cash on hand of $21,047, $3,438 for furniture, fixtures and equipment, net of accumulated depreciation of $6,478, and $27,288 for work-in-process related to the web site design and development. Net stockholders' equity in iGoHealthy was $48,345 at June 30, 2001. We remain in the development stage and, other than effectuating a public offering of our common stock, we have experienced no significant change in liquidity, capital resources or shareholders' equity.

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

         On February 16, 2001, we became effective on our registration statement on Form SB-2, previously filed on December 11, 2000 with the Securities and Exchange Commission. In this initial public offering, we registered to sell 1,000,000 shares of our common stock. As of June 30, 2001, we have raised a total of $129,863 by selling 519,450 shares of our common stock, including 20,000 shares issued in connection with the conversion of the aforementioned $5,000 loan, to sixty seven shareholders. The proceeds from this offering were used to pay for the prototype web site development, purchase of a computer and office equipment, marketing and business development programs, and working capital purposes, including general and administrative expenses.

         On July 9, 2001, we implemented the Company's 2001 Employee Stock Option Plan, which is intended as an incentive to attract and retain qualified and competent employees, consultants, advisors and directors for the Company by such persons upon whose efforts and judgment the success of the Company is largely dependent.

         On July 16, 2001, we filed a registration statement on Form S-8 with the Securities and Exchange Commission in order to register up to 2,000,000 shares of the Company's common stock, $0.001 par value, for the purpose of issuing such stock pursuant to options exercised under the Company's 2001 Employee Stock Option Plan.

Cash Requirements and Additional Funding

         As of August 3, 2001, our principal commitments consisted of our agreement with Stephen Davis, our prototype web site designer; Fluidesign, our commercial web site design and development company; Mr. Kenneth Glaser, who will provide the Company with marketing, advertising and related consulting services; and Ms. Courtney Mizel, who will provide the Company with business development and related consulting services. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures consistent with anticipated growth in operations, infrastructure and personnel. Additionally, we will continue to evaluate expanding our sales and marketing programs. Our capital requirements will depend on many factors, including:

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

         Our current cash forecasts for iGoHealthy indicate that there will be negative cash flow from operations for the foreseeable future. We believe that cash on hand will be insufficient to meet our anticipated needs for working capital, capital expenditures and business development for the next twelve months. We expect to utilize cash at an average rate of approximately $5,000 per month, or $60,000 for the next twelve months and may need additional financing. If we are unable to raise additional funds, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results, and we may need to delay full deployment of our online shopping program. Although we have historically relied upon financing provided by our officers and directors to supplement our operations, they are not legally obligated to provide iGoHealthy with any additional funding in the future. We currently do not maintain any lines of credit nor do we have any agreements for additional sources of financing.

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

         Operating results for the quarter and six months ending June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated statements and footnotes included in our annual report on Form 10-KSB for the year ending December 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized this 2nd day of August, 2001.

                                    iGoHealthy.com, Inc.

August 2, 2001                  By: /s/ Farid E. Tannous
                                    ----------------------------------------
                                    Farid E. Tannous
                                    President , Chief Executive Officer,
                                    Principal Financial Officer, Controller,
                                    and Director


August 2, 2001                      /s/ Bill Glaser
                                    ----------------------------------------
                                    Bill Glaser
                                    Secretary, Chief Operating Officer,
                                    and Director