Form 10QSB
period 2001-09-30
HEALTH SCIENCES GROUP INC
filed 2001-11-19
CIK 1127696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      -------------------------------------
                                   FORM 10-QSB
                      -------------------------------------



                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For fiscal quarter ended September 30, 2001

                        Commission File Number: 333-51628




                           Health Sciences Group, INC.
             (Exact name of Registrant as specified in its Charter)


           Colorado                                          91-2079221
   (State or other jurisdiction of                         (IRS Employer
   incorporation or organization)                        Identification No.)


                              Howard Hughes Center
                          6080 Center Drive, 6th Floor
                          Los Angeles, California 90045
                                 (310) 242-6700
          (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

                         Common Stock, $0.001 Par Value
                                (Title of Class)


Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 19, 2001, there were outstanding 6,217,816 shares of the issuer's common stock, $0.001 par value.

PART I.  Financial Information
Item 1.  Financial Statements

                           Health Sciences Group, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
              December 31, 2000 and September 30, 2001 (unaudited)

                                                  September 30,   December 31,
                                                      2001              2000
                                                  ------------    ------------
                                     ASSETS

Current assets
     Cash                                         $     57,470    $     5,311
                                                  ------------    ------------
         Total current assets                           57,470          5,311

Furniture, fixtures and equipment, net                  29,331         29,571

Investment in marketable securities -
   Available for sale                                  434,745              -
                                                  ------------    ------------

                  Total assets                    $    521,546    $    34,882
                                                  ============    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued expenses        $    135,203    $     5,001
     Advance from officers                              30,000              -
     Note payable - related party                            -          8,000
                                                  ------------    ------------
         Total current liabilities                     165,203         13,001
                                                  ------------    ------------
Stockholders' equity
     Preferred stock, $0.001 par value
         5,000,000 shares authorized;
         no shares issued and outstanding                    -              -
     Common stock, $0.001 par value
         50,000,000 shares authorized;
         5,332,318 and 1,710,000 shares
         issued and outstanding, respectively            5,332          1,710
     Additional paid-in capital                      2,003,926         55,818
     Prepaid compensation expense                     (208,333)             -
     Cumulative other comprehensive loss              (130,759)             -
     Accumulated deficit                            (1,313,823)      (35,647)
                                                  -------------   -----------

              Total stockholders' equity               356,343         21,881
                                                  ------------    -----------
                  Total liabilities and
                    stockholders' equity          $    521,546    $    34,882
                                                  ============    ===========

    The accompanying notes are an integral part of these financial statements

                           Health Sciences Group, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
              For the Quarter Ended September 30, 2001 (unaudited)

                                                                                                     For the
                                                                                                   Period from
                                                                                                     June 13,
                               Fiscal Quarter    Fiscal Quarter    Nine Months    Nine Months          1996
                                    Ended            Ended            Ended         Ended          (inception) to
                                September 30,    September 30,    September 30,   September 30,    September 30,
                                     2001             2000               2001        2000               2001
                              ----------------   --------------   -------------   --------------   -------------
Revenues                      $           -      $         -      $          -    $         -      $          -

Operating expenses                 1,150,379               -          1,278,350             -      $   1,314,089

Interest Income                           33               -                174             -                266
                              ----------------   --------------   -------------   --------------   -------------

Net loss                      $  (1,150,346)     $         -      $  (1,278,176)  $         -      $ (1,313,823)
                              ================   ==============   =============== ==============     ===========

Basic and diluted
     Loss per common share    $       (0.50)     $    (0.00)      $      (0.50)   $    (0.00)      $      (0.84)
                              ================   ==============   =============== ==============   =============

Basic and diluted
 weighted-average
 common shares outstanding         2,301,089       1,400,000          2,536,902     1,400,000          1,569,973
                              ================   ==============   =============   ==============   =============










    The accompanying notes are an integral part of these financial statements

                           Health Sciences Group, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
              For the Quarter Ended September 30, 2001 (unaudited)


                                                                                        For the
                                                                                     Period from
                                                                                       June 13,
                                                                   Nine Months           1996
                                                                       Ended       (inception) to
                                                                  September 30,     September 30,
                                                                        2001              2001
                                                                  -------------     -------------
Cash flows from operating activities
   Net loss                                                       $  (1,278,176)    $ (1,313,823)
   Adjustments to reconcile net loss to net cash
       used in operating activities
         Depreciation                                                     7,707            9,222
         Amortization of prepaid compensation                            41,667           41,667
         Services provided by officers                                   56,806           56,806
         Issuance of common stock/options for services rendered         915,058          933,685
         Increase in Accounts payable and accrued expenses              130,202          135,203
                                                                  -------------     -------------

             Net cash used in operating activities                     (126,736)        (137,240)
                                                                  -------------     -------------

Cash flows used in investing activities -
   Purchase of furniture, fixtures and equipment                         (7,467)         (38,552)
                                                                  -------------     -------------

Cash flows from financing activities
   Cash received for common stock                                       159,363          198,263
   Proceeds from note payable                                             5,000            5,000
   Advances from officers                                                30,000           30,000
   Repayment of note payable - related party                             (8,000)                -
                                                                  -------------     -------------

               Net cash provided by financing activities                186,363          233,263
                                                                  -------------     -------------

    The accompanying notes are an integral part of these financial statements

                           Health Sciences Group, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS, Continued
              For the Quarter Ended September 30, 2001 (unaudited)


                                                                                        For the
                                                                                     Period from
                                                                                       June 13,
                                                                   Nine Months           1996
                                                                       Ended       (inception) to
                                                                  September 30,     September 30,
                                                                        2001              2001
                                                                  -------------     -------------

                   Net increase in cash                                  52,160           57,471

Cash, beginning of period                                                 5,311                -
                                                                  -------------     -------------

Cash, end of period                                               $      57,471     $      57,471
                                                                  =============     =============

Supplemental disclosures of cash flow information
     Interest paid                                                $          -      $          -
                                                                  =============     =============

     Income taxes paid                                            $          -      $          -
                                                                  =============     =============


Supplemental schedule of non-cash investing and financing activities

     During the nine months ended September 30, 2001, officers of the company provided management services, without consideration, valued at $56,806, which represents the fair value of these services. Also, the Company issued 1,000,000 shares of its restricted common stock, valued at $250,000, to its officers as prepaid compensation for services to be rendered over a period of twelve-month period. In addition, through September 30, 2001, the Company acquired 6.6 million shares of stock in Biofarm, S.A. valued at $565,504 for 1.7 million shares of its restricted common stock. The Company entered into an agreement with a shareholder to convert the entire principal amount of a $5,000 loan into 20,000 registered shares of the Company's common stock and waive any interest earned thereon.

    The accompanying notes are an integral part of these financial statements

                           Health Sciences Group, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              December 31, 2000 and September 30, 2001 (unaudited)

NOTE 1 - BASIS OF PRESENTATION

         Health Sciences Group, Inc. (the "Company'), a Colorado corporation, is a development stage company which plans to acquire and integrate into a collaborative network, companies operating in the fields of pharmaceuticals, nutraceuticals, and biotechnology and enhancing profitability through organic growth, cost reductions and synergistic efficiencies. The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

         The Company was founded on June 13, 1996 as Centurion Properties Development Corporation and was initially capitalized with $1,400 in cash, which was used to pay organization costs. The Company remained dormant until October 16, 2000 when its name was changed to
         iGoHealthy.com, Inc. when it began executing its business plan of developing an Internet-based shopping mall for health-related retailers. On September 10, 2001, the Company changed its name to Health Sciences Group, Inc. to better reflect its current business strategy.

         The accompanying Condensed Financial Statements have been prepared by Health Sciences Group pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results for the quarter and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. These financial statements should be read in conjunction with the Company's consolidated audited financial statements and related footnotes for the year ended December 31, 2000 included in the Company's annual report on Form 10-KSB.

                           Health Sciences Group, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              December 31, 2000 and September 30, 2001 (unaudited)

         Going Concern
         -------------
         The Company's financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The factor raises substantial doubt about the Company's ability to continue as a going concern.

         Management recognizes that the Company must generate additional resources to enable it to continue operations. Management's plans include the sale of additional equity securities and debt financing from related parties and outside third parties. However, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

NOTE 2 - CONSULTING AGREEMENTS

         On March 1, 2001, the Company retained Mr. Kenneth Glaser for the purpose of providing to the Company marketing and advertising services. Mr. Glaser worked with the Company to assemble a comprehensive marketing campaign, which includes brand development and establishment of relationships with participating retailers.

         Pursuant to the Marketing Agreement, the Company has agreed to pay Mr. Kenneth Glaser $15,000 for his services. As of September 30, 2001, the $15,000 has been paid in full and the contract has expired. Mr. Kenneth Glaser is a related party through his relationship as father of Mr. Bill Glaser, who is President of the Company.

         On April 24, 2001, the Company retained Ms. Courtney Mizel for the purpose of providing to the Company business development and related consulting services. Ms. Mizel worked with the Company to assemble a comprehensive business development and deployment plan, which includes business plan optimization, enhanced revenue generation, and growth strategy implementation. Pursuant to the Business Development Agreement, the Company has agreed to pay Ms. Mizel $10,000 for her services. As of September 30, 2001, the $10,000 has been paid in full and the contract has expired.

                           Health Sciences Group, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              December 31, 2000 and September 30, 2001 (unaudited)

NOTE 2 - CONSULTING AGREEMENTS (continued)

         On July 18, 2001, the Company retained American Financial Communications, Inc. ("AFC") for the purpose of providing to the Company public and financial relations services. AFC will work with the Company to (a) consult and assist the Company in developing and implementing appropriate plans and means for presenting the Company and its business plans, strategy and personnel to the financial community, establishing an image for the Company in the financial community, and creating the foundation for subsequent financial public relations efforts; (b) introduce the Company to the financial community; (c) maintain an awareness of the Company's plans, strategy and personnel and consult and assist the Company in communicating appropriate information regarding such plans, strategy and personnel to the financial community; (d) assist and advise the Company with respect to its relations with stockholders, relations with brokers, dealers, analysts and other investment professionals, and financial public relations generally; (e) perform the functions generally assigned to stockholder relations and public relations departments in major corporations, including responding to telephone and written inquiries preparing for the Company with management's involvement and approval of press releases, reports and other communications with or to shareholders, the investment community and the general public; consulting with respect to the timing, form, distribution and other matters related to such releases, reports and communications; and, at the Company's request and subject to the Company's securing its own rights to the use of its names, marks, and logos, consulting with respect to corporate symbols, logos, and names, the presentation of such symbols, logos and names, and other matters relating to corporate image;(f) disseminate information regarding the Company to shareholders, brokers, dealers, other investment community professionals and others of the general investing public; (g) conduct meetings with brokers, dealers, analysts and other investment professionals to communicate with them regarding the Company's plans, goals and activities, and assist the Company in preparing for press conferences and other forums involving the media, investment professionals and the general investment public; (h) review business plans, strategies, mission statements, budgets, proposed transactions and other plans for the purpose of advising the Company on the public relations implications thereof; and (i) otherwise perform as the Company's consultant for public relations and relations with financial professionals.

                           Health Sciences Group, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              December 31, 2000 and September 30, 2001 (unaudited)

NOTE 2 - CONSULTING AGREEMENTS (continued)

          Pursuant to the AFC Consulting Agreement, the Company has agreed to pay AFC 475,000 shares of its restricted common stock, valued at $703,000 Based on a per share price of $1.48, for its services. If the Company shall issue, after the date upon which this Agreement is executed, additional shares of common stock, AFC shall be entitled to receive a proportionately adjusted number of shares so as to maintain its ownership percentage based on the issuance of 475,000 shares to AFC and there being 2,704,450 shares of common stock outstanding after such issuance. Additional shares of common stock shall be issued to AFC when the aggregate number of additional shares issued by the Company, not including shares issued to AFC, exceeds a minimum of 1,000,000 shares. The Company shall issue additional shares of common stock to AFC, pursuant to this anti-dilution clause, until total additional shares of common stock issued by the Company to AFC reaches 1,367,945. As of September 30, 2001, the Company owes, but has not issued, AFC 236,465 shares of the Company's common stock under the anti-dilution provision of the Agreement. The Company has accrued $129,602 of expenses related to the fair market value of these shares of the common stock.

          On August 2, 2001, the Company retained Mr. John Liviakis for the purpose of providing to the Company consulting services on matters relating to (i) business development activities; (ii) making recommendations relating to specific business operations and investments; and (iii) advising on financial planning and related other services. Mr. Liviakis will work with the Company to assemble a comprehensive business development and deployment plan, which includes business plan optimization, enhanced revenue generation, and growth strategy implementation. Pursuant to the Liviakis Consulting Agreement, the Company has agreed to pay Mr. Liviakis for his services with options, issued under its 2001 Employee Stock Option Plan, to purchase 225,000 shares of the Company's common stock exercisable at $0.25 per share in exchange for services to be rendered and the options shall expire on August 1, 2010. The options had an aggregate fair value at date of grant of approximately $54,220, based on the Black-Scholes option pricing model.

          On August 2, 2001, the Company retained Mr. Gurbinder Singh Sadhra for the purpose of providing to the Company business development and related consulting services. Mr. Sadhra will work with the Company to assemble a comprehensive business development and deployment plan, which includes business plan optimization, enhanced revenue generation, and growth strategy implementation. Pursuant to the Sadhra Consulting Agreement, the Company has agreed to pay Mr. Sadhra for his services with options, issued under its 2001 Employee Stock Option Plan, to purchase 150,000 shares of the Company's common stock exercisable at $0.25 per share in exchange for services to be rendered and the options shall expire on August 1, 2010. The options had an aggregate fair value at date of grant of approximately $36,150, based on the Black-Scholes option pricing model.

                          Health Sciences Group, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              December 31, 2000 and September 30, 2001 (unaudited)

NOTE 2 - CONSULTING AGREEMENTS (continued)

         On August 2, 2001, the Company retained Mr. Harry S. Branch for the purpose of providing to the Company business development and related consulting services. Mr. Branch will work with the Company to assemble a comprehensive business development and deployment plan, which includes business plan optimization, enhanced revenue generation, and growth strategy implementation. Pursuant to the Branch Consulting Agreement, the Company has agreed to pay Mr. Branch for his services with options, issued under its 2001 Employee Stock Option Plan, to purchase 250,000 shares of the Company's common stock exercisable at $0.25 per share in exchange for services to be rendered and the options shall expire on August 1, 2010. The options had an aggregate fair value at date of grant of approximately $60,250, based on the Black-Scholes option pricing model.

         On August 2, 2001, the Company retained Mr. Kenneth Arthur Butterfield for the purpose of providing to the Company business development and related consulting services. Mr. Butterfield will work with the Company to assemble a comprehensive business development and deployment plan, which includes business plan optimization, enhanced revenue generation, and growth strategy implementation. Pursuant to the Butterfield Consulting Agreement, the Company has agreed to pay Mr. Butterfield for his services with options, issued under its 2001 Employee Stock Option Plan, to purchase 250,000 shares of the Company's common stock exercisable at $0.25 per share in exchange for services to be rendered and the options shall expire on August 1, 2010. The options had an aggregate fair value at date of grant of approximately $60,250, based on the Black-Scholes option pricing model.

NOTE 3- INVESTMENT IN EQUITY SECURITIES

         The Company accounts for its investments in marketable securities in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No.115, "Accounting for Certain Investments in Debt and Equity Securities". The securities are held as available-for-sale securities and any realized gains and losses are reported in the statement of operations and any unrealized holding gains and losses are reported as a separate component of stockholders' equity until realized.

                          Health Sciences Group, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              December 31, 2000 and September 30, 2001 (unaudited)

NOTE 3- INVESTMENT IN EQUITY SECURITIES (continued)

          On September 10, 2001, the Company commenced purchasing shares of Biofarm, S.A. from International Pharmaceutical Group, LLC through brokered market transactions on the Romanian Stock Exchange. As of September 30, 2001, the Company had purchased a total of 6.6 million shares, or approximately 18.35% of the total shares outstanding, valued at $565,504, which is based on Mr. Branch's historical cost basis since Mr. Branch became the single largest shareholder of the Company stock at the conclusion of the transaction. Through September 30, 2001, the Company had issued 1,281,535 shares of its restricted common stock to Mr. Branch, as consideration for Biofarm stock. As of October 8, 2001, the Company purchased an additional 2.15 million shares of Biofarm stock, valued at $184,657, increasing its total ownership of Biofarm stock to 8.75 million shares, or approximately 23.34% of the total shares outstanding. As consideration for the additional stock, the Company issued 418,464 shares of its restricted common stock to Mr. Branch, increasing the total number of shares held by Mr. Branch to 1.7 million shares. As of September 30, 2001, Mr. Branch's ownership of the Company's common stock totaled 31.88% of the total shares outstanding.

          On October 19, 2001, a special meeting of the Board of Directors was held at which Mr. Branch was elected to Chairman of Board.

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

         On February 16, 2001, the Company was declared effective on its registration statement on Form SB-2, which was filed on December 11, 2000 with the Securities and Exchange Commission to register for sale 1,000,000 shares of its common stock. To date, the Company has raised $124,863 by selling a total of 499,450 shares of its common stock to sixty-seven shareholders under this offering.

         In February, the Company issued 20,000 shares in connection with the conversion of the $5,000 loan.

         On July 9, 2001, the Company implemented its 2001 Employee Stock Option Plan and on July 16, 2001 filed a registration statement on Form S-8 with the Securities and Exchange Commission in order to register up to 2,000,000 shares of the Company's common stock, $0.001 par value, for the purpose of issuing such stock pursuant to options exercised under the 2001 Employee Stock Option Plan.

                           Health Sciences Group, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED  FINANCIAL  STATEMENTS
              December 31, 2000 and September 30, 2001 (unaudited)

NOTE 4- STOCKHOLDERS' EQUITY (continued)

         On July 18, 2001, the Company retained American Financial Communications, Inc. ("AFC") for the purpose of providing to the Company public and financial relations services. The Company issued to AFC 475,000 shares of its restricted common stock, valued at $703,000, for its services.

         On July 31, 2001, the Company issued 1,000,000 shares of its restricted common stock, valued at $250,000, to its officers as prepaid compensation for services to be rendered over a period of twelve-month period.

         On August 2, 2001, the Company engaged several consultants for a period of one year each to provide advice to undertake for and consult with the Company concerning matters relating, but not limited, to (i) business development activities; (ii) introducing potential acquisition candidates, (iii) making recommendations relating to specific business operations and investments; and (iv) advising on financial planning. The consultants received options to purchase in the aggregate 875,000 shares of the Company's common stock exercisable at $0.25 per share in exchange for services to be rendered and the options shall expire on August 1, 2010. The options had an aggregate fair value at date of grant of approximately $210,854, based on the Black-Scholes option pricing model. None of the options were exercised as of the quarter ended September 30, 2001. During the quarter, options to purchase a total of 338,000 shares of the Company's common stock were exercised by cash payments made totaling $34,500 and a cashless exercise through the redemption of 41,667 shares to cover the purchase price, resulting in the issuance of 208,333 shares.

         In addition, the Company issued options to its attorneys to purchase 5,000 shares of the Company's common stock exercisable at $0.25 per share in exchange for services to be rendered and the options shall expire on August 1, 2010. The options had an aggregate fair value at date of grant of approximately $1,204, based on the Black-Scholes option pricing model. None of the options were exercised as of the quarter ended September 30, 2001.

         On August 2, 2001, as compensation for services rendered, the Company issued options to its officers to purchase in the aggregate 500,000 shares of the Company's common stock exercisable at $0.25 per share in exchange for services to be rendered and the options shall expire on August 1, 2010. The options had an aggregate fair value at date of grant of approximately $120,500, based on the Black-Scholes option pricing model. None of the options were exercised as of the quarter ended September 30, 2001. These options are being accounted for under FASB 123 and disclosure of such options will be made in the financial Statements of the year end report on December 31, 2001.

                          Health Sciences Group, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED  FINANCIAL  STATEMENTS
              December 31, 2000 and September 30, 2001 (unaudited)


NOTE 5- SUBSEQUENT EVENT

         As of October 8, 2001, the Company purchased an additional 2.15 million shares of Biofarm stock from International Pharmaceutical Group, LLC, valued at $184,657, increasing its total ownership of Biofarm stock to
         8.75 million shares, or approximately 24.34% of the total shares outstanding. As consideration for the additional stock, the Company issued 418,464 shares of its restricted common stock to Mr. Branch, increasing the total number of shares held by Mr. Branch to 1.7 million shares.

         On October 19, 2001, a special meeting of the Board of Directors was held at which Mr. Branch was elected to Chairman of Board.

         On October 23, 2001, the Company entered into a Letter of Intent with International Pharmaceutical Group and various other parties to acquire an additional 50% of the outstanding shares of Biofarm, which would increase its equity interest to over 74% of the total shares outstanding upon closing.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         This report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and accompanying notes herein. The financial information presented is for the quarter and nine months ended September 30, 2001, and for the period from June 13, 1996 (inception) to September 30, 2001.

OVERVIEW

         The Company was established as an online, incentive-based shopping mall of health-related retailers. Upon further evaluation of the online shopping market, management chose to re-examine its current business plan and deploy a new business strategy. As part of our this new strategy, we plan to acquire and integrate into a collaborative network, companies operating in the fields of pharmaceuticals, nutraceuticals, and biotechnology (the "Portfolio Companies"). Drawing on diverse experiences and extensive resources brought together by its seasoned management team and prestigious advisory board, the Company embarked on a strategy to expand internationally by acquiring and operating profitable, under-valued companies. We expect to further enhance profitability through organic growth, cost reductions and synergistic efficiencies.

         We began to execute on the current business plan on August 1, 2001 and recorded a name change effective on September 10, 2001. The Company plans to leverage the benefits of its public status and the collective knowledge and capital resources of its strategic investors, executive management and advisory board to assist in developing the business strategies, operations and management teams of Portfolio Companies, which it acquires. The Company will provide strategic guidance and operational support in areas such as finance, sales, distribution, production and manufacturing in order to maximize value for its shareholders. The Company envisions creating a collaborative forum where the promotion of opportunities for synergistic business relationships occur among and between its Portfolio Companies.

         The consistent growth in the fragmented healthcare market creates tremendous market opportunities to acquire health-related companies at deep discounts. Within this market, there exist companies which have significant market potential for their products but lack the strategic guidance, operational support, and capital resources in order to maximize scales of efficiency in production and distribution channels to yield higher margins. These companies offer quality products and/or services and often well positioned in their respective markets, but lack these elements necessary to catapult them to the next level of growth. The recent economic down-turn and reduced accessibility to capital markets, further constraining growth, further presents the Company with an opportunity to make accretive acquisitions.

         Through an expansive network and long-standing relationships, management has access to a steady supply of such quality acquisition candidates. The Company plans to leverage the core competency of its management team and advisory board members, having combined experience spanning over 50 years in mergers and acquisitions, financings, business valuations, and operations management, to effectuate such transactions. Management expects to take an active role in providing strategic guidance and operational support. By applying operational improvements, introducing synergistic efficiencies, and leveraging economies of scale, management expects to further enhance the Company's earnings potential.

         The goal the Company is to become a significant operator in the health-related space by acquiring, integrating and operating profitable, under-valued companies operating in the fields of pharmaceuticals, nutraceuticals, and biotechnology. Focusing primarily on profitable, undervalued companies allows the Company to capitalize rapidly on opportunities with immediate upside potential. Furthermore, by applying improvements to the acquired companies' operations, introducing synergistic relationships with the collaborative network of Portfolio Companies, and leveraging economies of scale in raw material purchasing and product distribution, management expects to further enhance shareholder value.

THE COMPANY'S STRATEGY IS TO:

o    identify   undervalued   companies   with   opportunity   for   operational
     improvements;

o    acquire significant interests and incorporate into a collaborative network;

o provide strategic guidance and operational support to the Portfolio Companies; and

o    promote   synergistic   collaboration   among  and  between  the  Portfolio
     Companies.

IDENTIFY UNDERVALUED COMPANIES WITH OPPORTUNITY FOR OPERATIONAL IMPROVEMENts

         Management's expertise in business valuations and operations management allows it to identify companies that are under-valued candidates for improvements. To determine if a candidate company is under-valued, management applies a disciplined analysis using key financial metrics to measure relative enterprise value compared to the purchase price.
Management then structures an acquisition strategy that capitalizes on this approach.

         To determine whether to enter a market by acquiring an interest in an existing company, management will weigh the following industry and Portfolio Company criteria:

PORTFOLIO COMPANY CRITERIA

         UNDERVALUED ASSETS. The Company will acquire a company only if management believes that it has an enterprise valuation that is higher than its purchase price.

         MANAGEMENT  QUALITY.  Management   assesses  the  overall  quality  and
         industry expertise of a potential Portfolio Company's management.

         SIGNIFICANT OWNERSHIP. Management considers whether the Company will be able to obtain a significant position in the Portfolio Company and exert influence over its strategic direction.

         NETWORK SYNERGY. Management considers the degree to which a potential Portfolio Company may contribute to the Company's network, and benefit from the Company's network and operational resources.

ACQUIRE SIGNIFICANT INTERESTS AND INCORPORATE INTO A COLLABORATIVE NETWORK

         After a potential Portfolio company is identified, management will negotiate the acquisition of a significant interest in the company. Ideally, the Company strives to own 75% or more of its Portfolio Companies, but management believes that it can have a positive influence with lower ownership levels. As a condition to an acquisition, management requires representation on the company's board of directors to ensure the Company's ability to provide active participation in the Portfolio Company. Management may structure the acquisition to permit the Portfolio Company's management and key personnel to obtain an equity stake in the Company. As a result of its extensive experience, management believes that it has the ability to complete acquisitions quickly and efficiently.

         During negotiations with potential Portfolio Companies, management emphasizes the value of its seasoned management team and advisory board, collaborative network where economies of scale and synergies can be realized, and access to capital from either private sources or the public markets, which it believes gives the Company a competitive advantage over other acquirers in successfully consummating transactions. The Company's executive management, strategic investors, and advisory board members assist in these discussions and other stages of the acquisition process, including the initial evaluation of potential Portfolio Companies as well as due diligence.

PROVIDE STRATEGIC GUIDANCE AND OPERATIONAL SUPPORT

         After the Company makes an acquisition of a Portfolio Company, management may take an active role in its affairs by providing both strategic guidance and operational support. However, the goal is to seek companies with a capable management team that require little oversight by the Company's management on day-to-day operations:

         Strategic Guidance. Management provides strategic guidance to the Portfolio Company regarding market positioning, business model development and market trends. In addition, management will advise Portfolio Company management on strategic management and operational issues. An exclusive focus on the healthcare market and the knowledge base of strategic investors, executive management and advisory board members provides management with valuable information that is shared with the Portfolio Company network.

         Operational Support. Companies often have difficulty obtaining senior executive level guidance in the many areas of expertise that companies need to be successful. Management will assist the Portfolio Companies by providing access to skilled managers who guide the Portfolio Companies in the following functional areas:

                  Sales and Marketing. Several members of the advisory board and management team provide guidance to the Portfolio Companies' sales, marketing, product positioning and advertising efforts.

                  Manufacturing. The Company's operating officer and advisory board members are dedicated to helping the Portfolio Companies with their manufacturing systems strategies and optimizing to their current production lines.

                  Finance. The Company's finance executive is dedicated to providing financial guidance to the Portfolio Companies in areas such as corporate finance, financial reporting, accounting and treasury operations. In providing these services, management leverages the skills and experience of its internal finance and accounting group, its Portfolio Company network and outside consultants.

                  Business Development. Companies may be involved in evaluating, structuring and negotiating joint ventures, strategic alliances, joint marketing agreements, acquisitions or other transactions. Management provides assistance to the Portfolio Companies in all these areas. The management team, advisory board, strategic investors and Portfolio Companies all assist in this function.

PROMOTE SYNERGISTIC COLLABORATION AMONG AND BETWEEN PORTFOLIO COMPANIES

         One of the principal goals of the Company's network is to promote innovation and collaboration among its Portfolio Companies, which should result in shared knowledge and business contacts among the Portfolio Companies and the formation of strategic alliances. Through the network, management will identify prospective alliances, make introductions, and assist in strategic planning.

         The Company has secured a prominent domain name where it will host a website featuring its Portfolio Companies. Management will develop and implement creative and informative forums to provide information on each Portfolio Company, the market segment in which it operates, a description of the products or services offered, and marketing information. Furthermore, the website will also offer information on the parent Company and its corporate officers, stock quotes, financials, and press releases.


ACQUISITION OF BIOFARM, S. A.

         Leveraging the collective knowledge and resources of its management team, advisory board, and capital resource network, the Company expects to launch its new business strategy through the acquisition of Biofarm, S.A., a Romanian pharmaceuticals producer of low-priced vitamins and medications derived from natural plant extracts. It currently manufactures 60 pharmaceutical products in compressed, molded and coated tablets, soft gelatinous capsules, powders and granules, injection solutions, sprays, external and internal use solutions, syrups, and eye drops.

         As of October 18, 2001, the Company concluded the acquisition of 24.34% of its total capital stock of Biofarm from International Pharmaceutical Group, LLC ("IPG") for shares of its common stock. Mr. Harry S. Branch is a managing member of IPG.

         Currently underway, the Company is launching a stock tender offer in Romania to purchase the balance of outstanding shares in exchange for cash and shares of Biofarm's common stock. Upon completion of the tender offer, the Company anticipates owning at least 75% of the total outstanding shares of Biofarm.

RESULTS OF OPERATIONS

         For the fiscal quarter and nine months ended September 30, 2001, we recorded an operating loss of $(1,150,346) and $(1,278,176), respectively. For the period from inception to September 30, 2001, total operating loses amounted to $(1,313,823). This operating loss is largely attributable to general and administrative expenses associated with a start up venture including consulting fees, legal, accounting, and administrative expenses related to our initial public offering. On February 16, 2001 we became effective on a registration statement previously filed with the Securities and Exchange Commission to sell 1,000,000 shares of our common stock. Under this offering, we issued a total of 519,450 shares of our common stock. We did not generate any operating revenues during this period. Net loss per share of common stock was $(0.50) and $(0.50) for the fiscal quarter and nine months ended September 30, 2001, respectively. Net loss per share for the period from inception to September 30, 2001 amounted to $(0.84).

         We recorded a total of $1,278,350 for the nine months in operating expenses related to legal, accounting, consulting, and general administrative services provided for daily operations, business development, acquisition due diligence and in connection with our initial public offering. During the same period, investing, net of accumulated depreciation, amounted to $442,212, which included purchases of certain office equipment and peripherals and 18.4% (of the desired 24.4%) of the total outstanding capital stock in Biofam, S.A., a Romanian pharmaceutical company. In addition, the officers of the Company provided management services without consideration being paid from the Company. Related to these services, we recorded total operating expenses of $56,806, which represent the fair market value of these services. Furthermore, in lieu of cash compensation, the Company issued to its officers options to purchase an aggregate total of 500,000 shares of the Company's common stock exercisable at $0.25 per share in exchange for services to be rendered and the options shall expire on August 1, 2010. The options had an aggregate fair value at date of grant of approximately $120,500, based on the Black-Scholes option pricing model.

         We expect to continue to operate at a loss through fiscal 2001. Further, there can be no assurance that we will ever achieve profitability or that a stream of revenue can be generated and sustained in the future.

CAPITAL RESOURCES AND LIQUIDITY

         At September 30, 2001, we had current assets of $57,470 and total assets of $521,546. These assets consist of cash on hand of $57,470, $29,331 for furniture, fixtures and equipment, net of accumulated depreciation of $9,221, and $434,745 for investment in Biofarm, S.A. Net stockholders' equity in Health Sciences Group was $356,343 at September 30, 2001. We remain in the development stage and, other than effectuating a public offering of our common stock and the acquisition of stock in Biofarm, we have experienced no significant change in liquidity, capital resources or shareholders' equity.

         On January 26, 2001, we secured a loan in the amount of $5,000 from Mr. Harry S. Branch, a shareholder of iGoHealthy, and issued a promissory note in the same amount at an interest rate of six (6%) percent and maturity date of July 26, 2001. Proceeds from this loan were used to pay a portion of the legal expenses related to our initial public offering. On February 26, 2001, we entered into an agreement with the same shareholder to convert the loan into 20,000 registered shares of the iGoHealthy's common stock and waive any interest earned thereon.

         On February 16, 2001, we became effective on our registration statement on Form SB-2, previously filed on December 11, 2000 with the Securities and Exchange Commission. In this initial public offering, we registered to sell 1,000,000 shares of our common stock. As of September 30, 2001, we have raised a total of $129,863 by selling 519,450 shares of our common stock, including 20,000 shares issued in connection with the conversion of the aforementioned $5,000 loan, to sixty seven shareholders. The proceeds from this offering were used to pay for the prototype web site development, purchase of a computer and office equipment, marketing and business development programs, and working capital purposes, including general and administrative expenses.

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

         On August 2, 2001, as compensation for services to be rendered, the Company issued options to its officers to purchase in the aggregate 500,000 shares of the Company's common stock exercisable at $0.25 per share in exchange for services to be rendered and the options shall expire on August 1, 2010. In addition, the Company issued options to its attorneys to purchase 5,000 shares of the Company's common stock exercisable at $0.25 per share in exchange for services to be rendered and the options shall expire on August 1, 2010. None of the options were exercised as of the quarter ended September 30, 2001.

         On August 10, 2001, the officers advanced the Company a total of $30,000. Proceeds from this loan were used to pay a portion of the expenses related to the acquisition of stock in Biofarm. The Company expects to repay the advances within one year. The advances bear no interest.

         On November 2, 2001, we secured a loan in the amount of $160,000 from Celtic Bank at an interest rate of five and one half (5.5%) percent and maturity date of November 2, 2002. Proceeds from this loan will be used for general working capital.

CASH REQUIREMENTS AND ADDITIONAL FUNDING

         As of November 19, 2001, our principal commitments consisted of our agreement with American Financial Communications, Inc. who will provide the Company with public and financial relations services; Mr. John Liviakis, who will provide the Company with consulting services on matters relating to (i) business development activities; (ii) making recommendations relating to specific business operations and investments; and (iii) advising on financial planning; and Messrs. Harry S. Branch, Kenneth A. Butterfield, and Gurbinder Singh Sadhra, who will provide the Company with potential acquisition candidates and related business development consulting services. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures consistent with anticipated growth in operations, infrastructure and personnel. However, there is no assurance that the company will be successful in any such effort.

         We  believe  that  cash  on  hand  will be  insufficient  to  meet  our anticipated needs for working capital, capital expenditures and business development for the next twelve months. We expect to utilize cash at an average rate of approximately $30,000 per month, or $360,000 for the next twelve months and may need additional financing. If we are unable to raise additional funds, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results, and we may need to delay full deployment of our online shopping program. Although we have historically relied upon financing provided by our officers and directors to supplement our operations, they are not legally obligated to provide the Company with any additional funding in the future. We currently do not maintain any lines of credit nor do we have any agreements for additional sources of financing.

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

SUBSEQUENT EVENTS

As of October 8, 2001, the Company purchased an additional 2.15 million shares of Biofarm stock, valued at $184,657, increasing its total ownership of Biofarm stock to 8.75 million shares, or approximately 24.34% of the total shares outstanding. As consideration for the additional stock, the Company issued 418,464 shares of its restricted common stock to Mr. Branch, increasing the total number of shares held by Mr. Branch to 1.7 million shares.

On October 19, 2001, a special meeting of the Board of Directors was held at which Mr. Branch was elected to Chairman of Board.

On October 26, 2001, the Company dismissed Singer Lewak Greenbaum & Goldstein, LLP as its independent auditor, engaged Stonefield Josephson, Inc.. Management Of the Company knows of no past disagreements between the Company and Singer Lewak Greenbaum & Goldstein, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. There were no "reportable events" (as such term is defined in Item 304 of Regulation S-K) that occurred within the Company's most recent fiscal year nor any subsequent interim period preceding the replacement of Singer Lewak Greenbaum & Goldstein, LLP.

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

         Operating results for the quarter and nine months ending September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated statements and footnotes included in our annual report on Form 10-KSB for the year ending December 31, 2000.


Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

None


Item 2.    Change in Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None


Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable


Item 5.    Other Information

Not applicable


Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits

None

(b)      Reports on Form 8-K

None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized this 19th day of November, 2001.

                                      Health Sciences Group, Inc.

November 19, 2001            By:         /s/ Fred E. Tannous
                                      ----------------------------
                                      Fred E. Tannous
                                      Chief Executive Officer,
                                      Principal Financial Officer, Controller,
                                      and Director


November 19, 2001             By:        /s/ Bill Glaser
                                      ----------------------------
                                      Bill Glaser
                                      President, Secretary,
                                      and Director