Form 10KSB
period 2001-12-31
HEALTH SCIENCES GROUP INC
filed 2002-04-16
CIK 1127696

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------
                                   FORM 10-KSB
                                  -------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 2001

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


Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB[]

Revenues for the fiscal year ended December 31, 2001: $341,813

The aggregate market value of the voting stock held by non-affiliates of the registrant on April 15, 2002 was approximately $6,250,000 based upon the average reported closing bid and asked price of such shares. As of April 15, 2002, there were 6,910,184 shares outstanding. The registrant does not have any outstanding non-voting equity.

================================================================================

                                TABLE OF CONTENTS


PART I

  Item 1.      Description of Business .................................    3

  Item 2.      Description of Property..................................   21

  Item 3.      Legal Proceedings........................................   21

  Item 4.      Submission of Matters to a Vote of Security Holders .....   21


PART II

  Item 5.      Market for Registrant's Common Equity
                    and Related Shareholder Matters ....................   22

  Item 6.      Management's Discussion and Analysis or Plan of
                   Operation............................................   23

  Item 7.      Financial Statements ....................................   28

  Item 8.      Changes In and Disagreements with Accountants
                    on Accounting and Financial Disclosure .............   28


PART III

  Item 9.      Directors, Executive Officers, Promoters, and Control
                    Persons; Compliance with Section 16(a) of the
                    Exchange Act........................................   29

  Item 10.     Executive Compensation ..................................   30

  Item 11.     Security Ownership of Certain Beneficial Owners and
                    Management .........................................   31

  Item 12.     Certain Relationships and Related Transactions ..........   33

  Item 13.     Exhibits and Reports on Form 8-K ........................   33

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         GENERAL

         Health Sciences Group, Inc. (the "Company'), a Colorado corporation, is an emerging-growth company engaged in the acquisition and integration into its collaborative network, of companies operating in the fields of pharmaceuticals, nutraceuticals, and biotechnology. The Company will leverage the benefits of its public status, the knowledge of its executive management team, and access to capital resources of its strategic investors to assist in developing the business strategies, operations and management teams of companies it acquires (the "Portfolio Companies"). The Company expects to provide strategic guidance and operational support in areas such as finance, sales, distribution, production and manufacturing. By applying improvements to the acquired companies' operations, introducing synergistic relationships within the collaborative network of Portfolio Companies, and leveraging economies of scale in raw material purchasing and product distribution, management expects to further enhance operating margins. The Company will offer Portfolio Companies opportunities for synergistic business relationships among and between one another.

         The consistent growth and fragmented nature of the healthcare market presents tremendous opportunities for the Company to acquire health-related companies at favorable discounts. Within this market, there are acquisition candidates which have significant market potential for their products but lack the strategic guidance, operational support, and capital resources necessary to maximize scales of efficiency in production and distribution channels to yield higher margins. These companies offer quality products and/or services and are often well positioned in their respective markets, but lack these elements necessary to bring them to the next level of growth. The recent economic down-turn and reduced accessibility to capital markets further presents the Company with an opportunity to employ its resources in making acquisitions consistent with its growth strategy.

        Through an expansive network and long-standing relationships, management has access to a steady supply of such quality acquisition candidates. The Company plans to leverage the core competency of its management team, having experience in mergers and acquisitions, financings, business valuations, and operations management, to effectuate such transactions. Management expects to take an active role in providing strategic guidance and operational support. The goal of the Company is to become a significant operator in the health-related industries by acquiring, integrating and operating profitable, under-valued companies. By applying operational improvements, introducing synergistic efficiencies, and leveraging economies of scale, management expects to further enhance the Company's shareholder value.

         CORPORATE BACKGROUND

         The Company was originally founded on June 13, 1996 as Centurion Properties Development Corporation. On October 16, 2000, the Company changed to iGoHealthy.com, Inc. and it began development of an online, incentive-based shopping mall of health-related retailers. Consumers who became members were able to earn points on purchases made through its online shopping mall and redeem these points for cash and prizes. In April 2001, the Company completed a self-underwritten offering on a Form SB-2 registration statement with Securities and Exchange Commission. After further evaluation of its market potential as an online shopping mall, on August 1, 2001 management shifted toward its current business strategy to take advantage of the opportunities it saw in the health-related industry. To better reflect its new strategy, the Company changed its name to Health Sciences Group, Inc., effective on September 10, 2001.

         BUSINESS STRATEGY

         The Company's strategy is to:

          o identify under-valued companies with opportunity for operational improvements;

          o acquire significant interests and integrate acquired companies into a collaborative network; o provide strategic guidance and operational support to the companies which it acquires; and

          o promote synergistic collaboration among and between the companies in its portfolio.

          o promote synergistic collaboration among and between the companies in its portfolio.

         Identify under-valued companies with opportunity for operational improvements.

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

         To determine whether to enter a market by acquiring an interest in an existing company, management will weigh the following industry and Portfolio Company criteria:

         Industry Criteria
         -----------------

         Inefficiency. Management considers whether the industry suffers from inefficiencies that may be alleviated through a new product or service. Management also considers the relative amount of inefficiency, as more inefficient industries present greater profit potential.

         Competition.  Management  evaluates  the amount of  competition  that a
         Portfolio   Company   faces   from   other   businesses   in   targeted
         health-related fields.

         Profit Potential. Management considers the number and dollar value of transactions in the industry. In the multi-billion dollar industries that are targeted, offering even incremental efficiency improvements presents significant profit potential. Management also examines the size of the market opportunity, the profit potential in serving the target market and whether the company can provide assistance to the Portfolio Companies.

         Portfolio Company Criteria
         --------------------------

         Under-valued Assets. The Company will acquire a company only if management believes that it has an enterprise valuation that is higher than its purchase price.

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

         Acquire significant interests and integrate acquired companies into a collaborative network.

         After a potential Portfolio Company is identified, management will negotiate the acquisition of a significant interest in the target company. Ideally, the Company strives to own 100% of the equity of its Portfolio Companies, but in certain instances management believes that it may have a positive influence with lower ownership levels. As a condition to an acquisition, management requires representation on the Portfolio Company's board of directors to ensure the Company's ability to provide active participation in the Portfolio Company. As a result of its extensive experience, management believes that it has the ability to complete acquisitions quickly and efficiently.

         During negotiations with potential Portfolio Companies, emphasis is placed on the value of the Company's seasoned management team and strategic investors, collaborative network where economies of scale and synergies can be realized, and access to capital from either private sources or the public markets, which it believes gives the Company a competitive advantage over other acquirers in successfully consummating transactions. In addition to the Company's executive management, seasoned industry consultants participate in these discussions and other stages of the acquisition process, including the initial evaluation of potential Portfolio Companies as well as due diligence.

         Provide strategic guidance and operational support to the companies which it acquires.

         After the Company makes an acquisition of a Portfolio Company, management intends to take an active role in its affairs by providing both strategic guidance and operational support. However, the goal is to seek companies with a capable management team that require minimal oversight by the Company's management on day-to-day operations:

         Strategic Guidance. Management provides strategic guidance to the Portfolio Company regarding market positioning, business model development and market trends. In addition, management will advise

         Portfolio Company management on strategy and operational issues. The exclusive focus on the healthcare market and the knowledge base of our executive management team and strategic investors provides management with valuable information that is shared with the Portfolio Company network.

         Operational Support. Companies often have difficulty obtaining senior executive level guidance in the many areas of expertise that companies need to be successful. Management will assist the Portfolio Companies by providing access to skilled managers who guide the Portfolio Companies in the following functional areas:

                  Business Development. Companies may be involved in evaluating, structuring and negotiating joint ventures, strategic alliances, joint marketing agreements, acquisitions or other transactions. Management provides assistance to the Portfolio Companies in these areas. The executive management team, strategic investors and management of the Portfolio Companies assist in this function.

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

                  Sales and Marketing. Several members of the management team are expected to provide guidance to the Portfolio Companies' sales, marketing, product positioning and advertising efforts.

                  Manufacturing and Distribution. The Company's operating officer is dedicated to helping the Portfolio Companies with their manufacturing systems strategies and optimizing to their current production lines and distribution channels.

         Promote synergistic collaboration among and between companies in its portfolio.

         One of the principal goals of the Company's network is to promote innovation and collaboration among its Portfolio Companies, which should result in shared knowledge and business contacts among the Portfolio Companies and the formation of strategic alliances. Through the network, management will identify prospective alliances, make introductions, and assist in strategic planning.

         The Company has secured a domain name located at URL http://www.HSciences.com where it will host a website featuring, among other information, its Portfolio Companies. Management will develop and implement creative and informative forums to provide information on each Portfolio Company, the market segment in which it operates, a description of the products or services offered, and marketing information. Furthermore, the Website will also offer information on the Company and its corporate officers, stock quotes, financial statements, and press releases.

                               PORTFOLIO COMPANIES


         XCEL HEALTHCARE, INC.

         GENERAL

         XCEL Healthcare, Inc. ("XCEL") is a fully-licensed specialty healthcare pharmacy which provides prescription drugs and related patient-specific biopharmaceuticals, medical supplies, and disease treatment programs to individuals with chronic diseases. Through its pharmacy, XCEL fills individual patient prescriptions primarily for patients with catastrophic illness that include quadra/paraplegias, cystic fibrosis, renal dialysis, cancer, and Multiple Sclerosis, among other chronic conditions.

         INDUSTRY OVERVIEW

         The specialty pharmacy market is fragmented with several public and many small private companies focusing on different product or customer niches. Few companies offer a wide range of pharmaceuticals and related supplies targeted to multiple customer groups, specifically office-based physicians and patients self-injecting at home. Historically, cancer therapy, renal dialysis and most other treatments for chronic and life-threatening medical conditions were administered almost exclusively in a hospital inpatient setting. In recent years, the frequency with which these treatments have been administered outside the hospital has increased dramatically.

         The service needs of office-based physicians and patients self-administering at home differ markedly from those of the hospital market, creating logistical challenges and increasing administrative costs for those offices. Office-based physicians and clinics generally order relatively small quantities of drugs at irregular intervals and do not have inventory management systems or sufficient pharmacy staffing. Challenges facing these caregivers include having necessary administrative and financial resources, managing relationships with multiple suppliers, managing inventories, billing patients and third-party payors, and monitoring new clinical developments. XCEL believes that the shift from hospital-based to office-based or home-based therapy administration has created a significant opportunity, particularly in the quadra- and paraplegias, cystic fibrosis, renal dialysis, oncology, Multiple Sclerosis as well as other chronic diseases.

         Cystic Fibrosis. Cystic fibrosis is a genetically caused disease affecting approximately 30,000 children and adults in the United States. Cystic fibrosis causes the body to produce abnormally thick, sticky mucus, due to the faulty transport of chloride (one of the constituents of regular table salt) from inside the cells lining organs, such as the lungs and pancreas, to the outer surfaces of the cells. The thick cystic fibrosis mucus also obstructs the pancreas, preventing enzymes necessary to digest food from reaching the intestines where they work. Specialized treatments are available to address these problems at care centers across the country supported by the Cystic Fibrosis Foundation. One in 31 Americans (one in 28 Caucasians, or more than 10 million people) is an unknowing, symptom-less carrier of the defective gene. An individual must inherit two defective copies of the cystic fibrosis gene - one from each parent - to have cystic fibrosis. Each time two carriers conceive a child, there is a 25 percent chance that the child will have cystic fibrosis; a 50 percent chance that the child will be a carrier; and a 25 percent chance that the child will be a non-carrier.

         Renal Dialysis. End stage renal disease is characterized by the irreversible loss of kidney function and requires kidney transplantation or routine dialysis treatment (either periodialysis or hemodialysis), which involves removing waste products and excess fluids from the blood. According to the Health Care Financing Administration (HCFA), as of December 31, 2000, over 90% of dialysis patients were receiving hemodialysis in outpatient treatment centers. Hemodialysis typically utilizes various specialty pharmaceuticals and related medical supplies as part of the treatment. Hemodialysis treatments usually last three hours and are performed three times a week at over 3,000 outpatient facilities in the United States. The medication most frequently prescribed to hemodialysis patients is EPO, which stimulates the production of red blood cells. XCEL estimates that the United States market for EPO alone easily exceeds $1 billion.

         Oncology. The principal treatments for cancer are surgery and a regimen of pharmaceutical treatments. Surgery typically involves hospitalization, but radiation and chemotherapy are increasingly being delivered in alternate site settings such as the physician office and the home. According to USA Today, cancer drugs generate in excess of $6 billion per year in sales worldwide, which is predicted to grow to $62.7 billion by the year 2030. According to SunTrust Equitable Securities Research, the National Institutes of Health (NIH) stated that direct medical spending on oncology services reached approximately $37 billion in 1998, and it should continue to grow at 8-10% annually over the next several years. Management believes that the office-based segment of the cancer pharmaceutical market represents approximately 25% of such market and has been growing faster than the cancer pharmaceutical market. Growth in the cancer pharmaceutical market is expected to be driven by the continued introduction of new pharmaceuticals and increases in the incidence of cancer. Of 350 biotechnology medicines currently in development, nearly one half are cancer related, according to a 1998 survey conducted by Pharmaceutical Research and Manufacturers of America. In addition, the overall incidence of cancer is expected to increase as the average age of the U.S. population continues to increase. According to the NIH, over 50% of all cancers are diagnosed in people age 65 or over.

         Multiple Sclerosis. Multiple Sclerosis is a disease of the central nervous system for which neither a cause nor a cure is currently known. The central nervous system is made up of nerves that act as the body's messenger system. Nerves are protected by substances called myelin, which insulate the nerves and aid in the transmission of nerve impulses, or messages between the brain and other parts of the body. In patients with Multiple Sclerosis, the body's immune cells enter the brain and spinal cord and attack the protective myelin covering. Once the myelin is gone, a process called demyelination, nerve impulses sent throughout the central nervous system can become disrupted. The brain then becomes unable to send and receive messages. Although the nerves can regain myelin, this process is not fast enough to outpace the deterioration that occurs. The types and severity of Multiple Sclerosis varies due to the location and the extent of demyelination. It is estimated that between 250,000 and 300,000 persons in the United States have Multiple Sclerosis. In recent years the FDA has approved several biopharmaceutical drugs that been shown to help slow the progression of Multiple Sclerosis. These drugs are Avonex, Betaseron and Copaxone. XCEL provides these products, under prescription from a physician, to patients with Multiple Sclerosis.

         XCEL'S STRENGTHS

         Management believes the following represent XCEL's business strengths and have been the principal factors in its business success to date:

          o Clinical expertise. XCEL provides disease treatment programs to patients and physicians through its highly trained clinical staff of pharmacists and patient care coordinators. These personnel are available for ongoing consultation with the patient and the dispensing physician regarding the patient's therapy and progress seven days a week, 24 hours a day.

          o Broad product offerings to targeted markets. XCEL sells over 2,000 SKUs of pharmaceuticals and medical supplies which enable it to provide one-stop shopping to its customers. XCEL targets its selling efforts of this broad range of products and services to customers in alternate site settings, such as physicians' offices, ambulatory surgery centers, renal dialysis clinics and patients self-injecting at home. XCEL continually evaluates new products that it can add to its offerings to continue to meet the needs of these specialized markets.

          o Knowledgeable sales, marketing and support staff. XCEL has a well-trained, knowledgeable sales and sales support staff. XCEL holds frequent meetings with its suppliers to enable the sales and support staff to be well-informed about current and new biopharmaceuticals. The sales and support staff provides not only superior and knowledgeable customer service, but also promotes the sale of new products.

          o Commitment to customer service. XCEL is committed to providing superior customer service that includes shipping products within one day of being ordered. XCEL's software enables its salespeople to quickly determine product availability, pricing, customer order history and billing information. In addition, XCEL provides patient education, counseling and follow-up with 24-hour on-call nurses to assist its patients in better understanding and complying with their treatments.

         XCEL'S GROWTH STRATEGY

         XCEL's objective is to continue to grow rapidly and enhance its market position as a leading specialty pharmacy provider by capitalizing on its business strengths and pursuing the following strategy:

          o Continue to focus on and further penetrate the alternate site market. By focusing on the alternate site market, XCEL has targeted growth segments of the health care industry. It intends to increase its alternate site market presence by expanding its product and service offerings, increasing its sales and marketing personnel and focusing on group accounts. o


          o Accelerate growth of its higher margin, patient-specific pharmacy business by leveraging relationships with existing customers. Management believes that a number of physicians that order pharmaceuticals and supplies from XCEL also treat patients who require patient-specific biopharmaceuticals. XCEL's information database identifies these cross-selling opportunities, and management believes it is well-positioned to capture incremental revenue from these customers.

          o Pursue acquisitions to complement existing product offerings and further penetrate markets. Management believes that the highly fragmented specialty pharmacy industry affords it an opportunity to grow through selective acquisitions. By acquiring complementary businesses, XCEL can increase its customer base, expand its product and geographic scope and leverage its existing infrastructure.

          o Continue to develop physician and payor networks that enhance XCEL's alliance capabilities with manufacturers. Management believes that with strong physician and payor networks, the relationships with its manufacturers will be enhanced, thereby increasing the potential for alliances which could expand its products, service and geographic scope. In addition, contracts with payors generate significant new patient volumes and, therefore, revenue growth.

          o Maintain cost control while investing in infrastructure. XCEL's goal is to remain a low cost provider of specialty products and services yet increase the value-added services it provides to customers such as 24-hour on-call support, patient counseling and specialized shipping.

         SALES AND MARKETING

         XCEL strives to generate new customers and solidify existing customer relationships through frequent direct marketing contact that emphasizes its broad product lines in specialty markets, competitive prices, and responsive service. XCEL targets larger customers with customized approaches developed by management and its key account team. XCEL's sales personnel service both in-bound and out-bound calls and are responsible for assisting customers in purchasing decisions, answering questions and placing orders. Sales personnel also initiate out-bound calls to market XCEL's services to those customer accounts identified as being high volume accounts, high order frequency accounts or cross- selling opportunity accounts. All sales personnel work to establish long-term relationships with the XCEL's customers through regularly scheduled phone contact and personalized service, including direct sales calls on key customers.

         COMPETITION

         The alternate site specialty pharmaceutical and medical supply industry is highly competitive and is experiencing both horizontal and vertical consolidation. The industry is fragmented, with several public and many small private companies focusing on different product or customer niches. Some of XCEL's current and potential competitors include independent specialty distributors; national full-line, full-service wholesale drug distributors that operate their own specialty distribution businesses; retail pharmacies; specialty pharmacy divisions of prescription benefit managers; institutional pharmacies; hospital-based pharmacies; home healthcare agencies; mail order distributors that distribute medical supplies on a regional or national basis; and certain manufacturers that own distributors or that sell their products both to distributors and directly to users, including clinics and physician offices. Some of XCEL's competitors have greater financial, technical, marketing and managerial resources than XCEL. While competition is primarily price and service oriented, it can also be affected by depth of product line, technical support systems, specific patient requirements and reputation. There can be no assurance that competitive pressures will not have a material adverse effect on XCEL.

         GOVERNMENT REGULATION

         As a provider of healthcare services and products, XCEL is subject to extensive regulation by federal, state and local government agencies directed at preventing fraud and regulating reimbursement under various governmental programs, as more fully described below.

         Licensing. The Company is required to register with the United States Drug Enforcement Administration (DEA) and appropriate state agencies for various permits and/or licenses, and it also must comply with the operating and security standards of such agencies. XCEL's pharmacy program and provider businesses are subject to licensing by the DEA as well as by the state boards of pharmacy, state health departments and other state agencies where they operate. XCEL primarily operates in Southern California.

         Medicare and Medicaid Reimbursement. As part of the Social Security Amendments of 1965, Congress enacted the Medicare program which provides for hospital, physician and other statutorily-defined health benefits for qualified individuals such as persons over 65 and the disabled. The Medicaid program, also established by Congress in 1965, is a joint federal and state program that provides certain statutorily-defined health benefits to financially needy individuals who are blind, disabled, aged, or members of families with dependent children. In addition, Medicaid generally covers financially needy children, refugees and pregnant women. A substantial portion of XCEL's revenue is attributable to payments received from third-party payors, including the Medicare and Medicaid programs.

         Medicare Legislation. In December 2000, federal legislators enacted the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000. Among other items, this legislation provides the home healthcare industry with some relief from the effects of the Balanced Budget Act of 1997, which contained a number of provisions that are affecting, or could potentially affect, XCEL's Medicare reimbursement levels. The Medicare Balanced Budget Refinement Act of

1999 also mitigated some of the effects of the Balanced Budget Act of 1997. The Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 provided reinstatement in 2001 of the full annual cost of living adjustment for durable medical equipment and provides minimal increases in 2002 for durable medical equipment and oxygen. The Balanced Budget Act of 1997 had frozen such adjustments for each of the years 1998 through 2002.

         During 2000, the Secretary of the U.S. Department of Health and Human Services ("HHS") wrote to the durable medical equipment regional carriers and recommended, but did not mandate, that Medicare claims processors base their payments for covered outpatient drugs and biologicals on pricing schedules other than the Average Wholesale Price listing, which historically has been the industry's basis for drug reimbursement. The suggested alternative pricing methodology was offered in an effort to reduce reimbursement levels for certain drugs to more closely approximate a provider's acquisition cost, but it would not have covered the costs that homecare pharmacies incur to prepare, deliver or administer the drugs to patients. Billing, collection and other overhead costs also would have been excluded. Under current government reimbursement schedules, these costs are not clearly defined but are implicitly covered in the reimbursement for the drug cost. The healthcare industry has taken issue with the HHS's approach for several reasons, primarily because it fails to consider the accompanying costs of delivering and administering these types of drug therapies to patients in their homes. Further, if providers choose to discontinue providing these drugs due to inadequate reimbursement, patient access may be jeopardized. The Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 delayed the adoption of proposed drug price changes and directed the General Accounting Office to conduct a thorough study, by September 2001, to examine the adequacy of current payments and to recommend revised payment methodologies. The study was completed but the authors acknowledged that 1) the limited scope and deadline associated with the study did not allow for a thorough analysis of the homecare pharmacy aspect of covered services, 2) legitimate service components and related costs do exist, and 3) different methods of determining drug delivery and administration payments may be necessary for different types of drugs. Currently, the timing and impact of such pricing methodology revisions are not known.

         The Balanced Budget Act of 1997 granted authority to the Secretary of HHS to increase or reduce the reimbursement for home medical equipment, including oxygen, by 15% each year under an inherent reasonableness procedure. However, under the provisions of the Medicare Balanced Budget Refinement Act of 1999, reimbursement reductions proposed under the inherent reasonableness procedure have been delayed pending (1) a study by the General Accounting Office to examine the use of the authority granted under this procedure (completed July
2000), and (2) promulgation by the Centers for Medicare & Medicaid Services (formerly the Health Care Financing Administration), of a final rule implementing the inherent reasonableness authority. This regulation has not yet been issued.

         Further, the Balanced Budget Act of 1997 mandated that the Centers for Medicare & Medicaid Services conduct competitive bidding demonstrations for Medicare Part B items and services. The competitive bidding demonstrations, currently in progress, could provide the Centers for Medicare & Medicaid Services and Congress with a model for implementing competitive pricing in all

Medicare programs. If such a competitive bidding system were implemented, it could result in lower reimbursement rates, exclude certain items and services from coverage or impose limits on increases in reimbursement rates. The administration is seeking authority to implement nationwide competitive bidding for all Part B products and services (except physician's services). Congress has rejected similar proposals in the past. It is not clear whether Congress will adopt this latest proposal.

         Claims Audits. Durable medical equipment regional carriers are private organizations that contract to serve as the federal government's agents for the processing of claims for items and services provided under Part B of the Medicare program. These carriers and Medicaid agencies also periodically conduct pre-payment and post-payment reviews and other audits of claims submitted. Medicare and Medicaid agents are under increasing pressure to scrutinize healthcare claims more closely. In addition, the home healthcare industry is generally characterized by long collection cycles for accounts receivable due to complex and time-consuming requirements for obtaining reimbursement from private and governmental third-party payors. Such long collection cycles or reviews and/or similar audits or investigations of XCEL's claims and related documentation could result in denials of claims for payment submitted by XCEL. Further, the government could demand significant refunds or recoupments of amounts paid by the government for claims which, upon subsequent investigation, are determined by the government to be inadequately supported by the required documentation.

         Physician Self-Referrals. Certain provisions of the Omnibus Budget Reconciliation Act of 1993, commonly known as "Stark II", prohibit XCEL, subject to certain exceptions, from submitting claims to the Medicare and Medicaid programs for "designated health services" if XCEL has a financial relationship with the physician making the referral for such services or with a member of such physician's immediate family. The term "designated health services"
includes several services commonly performed or supplied by XCEL, including durable medical equipment and home health services. In addition, "financial relationship" is broadly defined to include any ownership or investment interest or compensation arrangement pursuant to which a physician receives remuneration from the provider at issue. Violations of Stark II may result in loss of Medicare and Medicaid reimbursement, civil penalties and exclusion from participation in the Medicare and Medicaid programs. In January 2001, the Centers for Medicare & Medicaid Services issued the first of two phases of final regulations to clarify the meaning and application of Stark II. Officials of the Centers for Medicare & Medicaid Services have stated that they expect Phase II to be issued by August, 2002, however, Phase I addresses the primary substantive aspects of the prohibition and several key exceptions. Significantly, the final regulations define previously undefined key terms, clarify prior definitions, and create several new exceptions for certain "indirect compensation arrangements", "fair market value" transactions, arrangements involving non-monetary compensation up to $300, and risk-sharing arrangements, among others. The regulations also create a new "knowledge" exception that permits providers to bill for items provided in connection with an otherwise prohibited referral, if the provider does not know, and does not act in reckless disregard or deliberate ignorance of, the identity of the referring physician. The effective date for the bulk of Phase I of the final regulations was January 4, 2002. Finally, recent enforcement activity and resulting case law developments have increased the legal risks of physician compensation arrangements that do not satisfy the terms of an exception to Stark II, especially in the area of joint venture arrangements with physicians.

         False Claims. The False Claims Act imposes civil and criminal liability on individuals or entities that submit false or fraudulent claims for payment to the government. Violations of the False Claims Act may result in treble damages, civil monetary penalties and exclusion from the Medicare and Medicaid programs. The False Claims Act also allows a private individual to bring a qui tam suit on behalf of the government against a healthcare provider for violations of the False Claims Act. A qui tam suit may be brought by, with only a few exceptions, any private citizen who has material information of a false claim that has not yet been previously disclosed. Even if disclosed, the original source of the information leading to the public disclosure may still pursue such a suit.
Although a corporate insider is often the plaintiff in such actions, an increasing number of outsiders are pursuing such suits.

         In a qui tam suit, the private plaintiff is responsible for initiating a lawsuit that may eventually lead to the government recovering money of which it was defrauded. After the private plaintiff has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and become the primary prosecutor. In the event the government declines to join the lawsuit, the private plaintiff may choose to pursue the case alone, in which case the private plaintiff's counsel will have primary control over the prosecution (although the government must be kept apprised of the progress of the lawsuit and will still receive at least 70% of any recovered amounts). In return for bringing the suit on the government's behalf, the statute provides that the private plaintiff is entitled to receive up to 30% of the recovered amount from the litigation proceeds if the litigation is successful. Recently, the number of qui tam suits brought against healthcare providers has increased dramatically. In addition, at least five states - California, Illinois, Florida, Tennessee and Texas - have enacted laws modeled after the False Claims Act that allow those states to recover money which was fraudulently obtained by a healthcare provider from the state (e.g., Medicaid funds provided by the state).

         Patient Confidentiality. Various federal and state laws establish minimum standards for the maintenance of medical records and the protection of patient health information. In the course of our business, XCEL maintains medical records for each patient to whom it dispenses pharmaceuticals. As a result, XCEL is subject to one or more of these medical record and patient confidentiality laws. Of particular significance are the Health Insurance Portability and Accountability Act (HIPAA) security and privacy regulations. The HIPAA security regulations, which establish certain standards for assuring the physical security and integrity of electronically maintained health information, were promulgated in 1998 as a proposed rule. The final rule is expected to be published shortly. The HIPAA privacy regulations, which establish standards for protecting the confidentiality and privacy of health information in any form, were issued as a final rule on December 28, 2000. However, the privacy regulations have been re-opened for public comment and the effective date postponed. The HIPAA regulations impose significant civil and criminal sanctions for violations of the rules and improper use or disclosure of patient information.

         The HIPAA security regulations may require that XCEL invest significant capital in upgrading its information systems hardware, software and procedures. The HIPAA privacy regulations may require that XCEL make substantial changes to its policies, procedures, forms, employee training and information handling practices. However, until the HIPAA security and privacy regulations are finalized and effective, management is unable to determine their financial or other impact on XCEL.

         Management believes that its pharmacy practices and its contract arrangements with other healthcare providers and pharmaceutical suppliers are in compliance with these laws. To address the risks presented by such laws, XCEL maintains several programs designed to minimize the likelihood that it would engage in conduct or enter into contracts in violation of the fraud and abuse laws. Contracts of the types subject to these laws are reviewed and approved by the corporate contract services and/or legal departments. XCEL also maintains various educational programs designed to keep its managers updated and informed on developments with respect to the fraud and abuse laws and to remind all employees of XCEL's policy of strict compliance in this area. While XCEL believes its discount agreements, billing contracts and various fee-for-service arrangements with other healthcare providers comply with applicable laws and regulations, XCEL cannot provide any assurance that further administrative or judicial interpretations of existing laws or legislative enactment of new laws will not have a material adverse effect on XCEL's business.


         BIOSELECT INNOVATIONS, INC.

         GENERAL

         BioSelect Innovations, Inc. ("BioSelect") produces a line of topical bases for drug delivery and skin care products. BioSelect is also developing a new family of proprietary OTC-Nutraceutical products that uniquely integrate selective traditional over-the-counter (OTC) generic drugs with complementary alternative medications such as vitamins, herbs and other natural supplements. Slated to launch under the COCARE(R) brand name, these specific formulations are expected to address various ailments such as heart disease, cold & flu, arthritis, migraine, and allergy, among others. Although BioSelect focuses on commercializing its innovative products and technologies, it may opportunistically acquire products, technologies or companies with products, manufacturing and distribution capabilities consistent with its commercial objectives.

         INDUSTRY OVERVIEW

         Drug Delivery Market. Drug delivery companies develop technologies to improve the administration of therapeutic compounds. These technologies are designed to enhance safety, efficacy, ease-of-use and patient compliance with prescribed therapy. Drug delivery technologies provide opportunities for pharmaceutical and biotechnology companies to extend their drug franchises as well as develop new and innovative products.

         The vast majority of the drugs currently on the market are taken orally or are administered by injection. Oral drug delivery methods, while simple to use, typically subject drugs to first-pass metabolism in the body, which results in drug degradation in the stomach and further neutralization in the liver before reaching the bloodstream. In order to achieve efficacy, higher drug dosages are often used, with increased risks of side effects. The injection of pharmaceuticals, while avoiding first-pass metabolism in the body, also has major limitations, including pain, which can lead to decreased patient acceptance and compliance with prescribed therapy. A decline in patient compliance can increase the risk of medical complications and lead to higher healthcare costs. Also, the costs of injectable drugs typically are higher as a result of the additional costs associated with medical personnel to administer the injections and the costs associated with the purchase and disposal of syringes.

         Pharmaceutical and biotechnology companies look to drug delivery enhancements as a way of gaining a competitive advantage. Alternative drug delivery technologies, which avoid first-pass metabolism and are less invasive, are often sought by pharmaceutical and biotechnology companies to extend the period of market exclusivity for a branded drug and thus postpone competition from generic drugs. In order to maintain the competitiveness of their proprietary drug candidates, large pharmaceutical companies seek delivery enhancements that will increase safety and efficacy, reduce side effects and make administration more convenient. Further, drug delivery companies can apply their technologies to off-patent products to formulate their own proprietary products, which they often commercialize by seeking marketing collaborations with larger pharmaceutical companies that have greater capabilities and resources.

         Management believes that developing safer and more efficacious ways of delivering existing drugs generally is less risky than attempting to discover new drugs, because of the lower product development cost. On average, management estimates that it takes 15 years for an experimental new drug to progress from the laboratory to commercialization in the U.S., with an average cost of approximately $500 million. Typically, only one in 5,000 compounds entering pre-clinical testing advances into human testing and only one in five tested in humans is approved. By contrast, drug delivery companies typically target drugs that already have been approved, have a track record of safety and efficacy and have established markets for which there is a proven medical need. Consequently, clinical trials related to drug delivery technologies applied to previously-approved pharmaceuticals need only show that carrier technologies deliver the drug without harming the patient or changing the clinical attributes of the drug.

         Skin Health and Restoration Market. In the United States, skin health and restoration is managed primarily by dermatologists and plastic surgeons. Management estimates that there are approximately 9,500 dermatologists and 5,700 plastic surgeons in the United States whose practice includes skin health and restoration. Skin conditions are typically treated with products such as prescription drugs, over-the-counter drugs and cosmetics, as well as office-based procedures such as chemical-based skin peels. In recent years, physicians have taken on an increasingly active role in the management of skin restoration. For example, the number of skin health and restoration physician-mediated office procedures has increased from approximately 1,200,000 in 1997 to approximately 2,900,000 in 2000, which represents a compound annual growth rate of 55%. This growth reflects both the increased use of existing in-office procedures and the introduction of new procedures such as laser skin resurfacing, laser hair removal and microdermabrasion, a procedure where the surface layer of the skin is physically removed. We believe that the growth also represents efforts of skin care physicians to broaden their practices and sources of revenue to include more cosmetically-based products and procedures. Third-party reimbursement policies have limited patient access to dermatologists and imposed limits on the level of reimbursement for physician procedures, which have resulted in a loss of revenue to physicians. Physicians have tried to compensate for this lost revenue by focusing on cosmetic procedures which are typically elective and paid for directly by the patients and not subject to the reimbursement restrictions imposed by third-party payors. Furthermore, the aggregate number of physician-mediated cosmetic procedures, including non-skin based procedures such as facelifts, hair transplants and breast augmentations, have grown significantly in recent years, resulting in increased office visits and opportunities for the sale of physician-mediated skin health and restoration products.

         Management believes that the skin health and restoration market will continue to experience strong growth as a result of several factors, including the development of new products and procedures for a wider range of cosmetic treatments and the gradual aging of the U.S. population. Older segments of the population tend to control large amounts of disposable income and are highly motivated to improve their personal appearance.

         OTC Drug & Nutraceutical Supplement Market. In 2000, the non-prescription, OTC drug markets generated $19 billion in annual sales in the United States and $49 billion in annual sales on a global basis, according to the International Trade Commission. The FDA defines "over-the-counter" drugs as those available under the law to the general public without a prescription. As noted by the Commissioner of US International Trade Commission, growth in the market has been driven historically by medications switching from prescription to OTC - a process that is accelerating.

         According to the Nutritional Business Journal, the US nutraceutical, or dietary, supplement market generated $16.8 billion in retail sales in the year 2000, with vitamins and "herbs and botanicals" accounting for an estimated $6 billion and $4.2 billion, respectively. In addition, sports, minerals, meal and specialty nutraceutical components garner healthy shares of the market. Growth has slowed in recent years as expansion beyond the industry's core customer base of health-focused consumers has proven difficult. Although the nutraceutical supplement market continues to expand its total revenue base, the market has realized a decrease in its year-over-year growth rate. This decrease is generally accredited to a suffering from substantial public relations issues related to the effects of specific vitamins and "herbs and botanicals" as well as truth-in-labeling issues. These issues arose as the industry was attempting to transition its growth to the mass market in a slowing economy.

         OTC-NUTRACEUTICAL MARKET OPPORTUNITY

         BioSelect plans to launch this new proprietary family of innovative combination of OTC drugs with natural remedies such as herbs, botanicals, vitamins, and other supplements that targets the nexus of traditional medications and homeopathic remedies. BioSelect intends to exploit its innovative, patent-pending combination of OTC-Nutraceuticals products, thereby offering combination medications using both synthetic and natural remedies.

         In the past, "traditional" medications and homeopathic, or natural, remedies have not been bundled together in a single product. Yet, both medicinal perspectives offer specific solutions for the use in the treatment of distinct ailments. BioSelect's OTC-Nutraceutical product line brings these two fields together to offer formulas, which combine effective drug and natural remedies into unique formulas addressing distinct ailments, disease-states, and symptomotology.

         Management believes its COCARE(R) product line will offer consumers substantial value by increasing purchasing convenience and patient compliance, as well as providing product safety and efficacy. The initial COCARE(R) product line will address the following categories:

         o     Cold and flu relief
         o     Arthritis relief
         o     Cardiac protection
         o     Acid reflux relief
         o     Urinary tract infection relief
         o     Cough suppression
         o     Migraine relief

         Prior to the proposed COCARE(R) product offering, consumers could not purchase the respective product constituents as an integrated pharmaceutical solution. Instead, for example, consumers seeking arthritic symptom relief purchased acetaminophen and glucosamine separately and often through different sales channels. BioSelect's proposed COCARE(R) products eliminate the consumer's need to purchase a myriad of separate OTC and nutraceutical products. In addition to avoiding the hassle of choosing among multiple products, management believes its products can increase product compliance, efficacy, and safety by providing a pre-formulated solution optimized for effectiveness and safety.

         Consumers in the mass market have demonstrated increasing interest in natural health products, including dietary supplements, vitamins and botanical nutraceuticals, over the past decade. This interest level is simultaneously being met with the increasing availability of highly efficacious pharmacological agents that were previously prescription-restricted. The growing OTC market, together with its multi-billion dollar consumer audience, provides BioSelect with a significant marketing and distribution channel mechanism through which its COCARE(R) products can provide customers with unique ailment solutions while simultaneously providing significant financial opportunities for the many makers of OTC drugs that are continually seeking new sources of growth.
Management believes that its COCARE(R) products have the potential to:

          o enhance the health of consumers by combining the advances of science with natural remedies;

          o provide consumers with a source of nutraceutical supplements promoted by an established, trusted OTC company;

          o enable BioSelect and its partners to expand the reach of nutraceuticals into the mass market by combining them with ubiquitous OTC drugs;

          o    afford  the  opportunity  to  establish   intellectual   property
               protection availed through the combination of nutraceuticals with OTC drugs; and

          o provide a pharmaceutical company with a high-growth, high-margin product line.

         Management believes that products that combine OTC medications and nutraceutical supplements provide a unique growth opportunity. For the pharmaceutical industry, which has traditionally been reliant on medications switching from prescription status to OTC status to spur growth, new products which combine "traditional" medications and homeopathic remedies are expected to offer substantial new industry growth opportunities. For the nutraceutical industry, it is anticipated that the successful introduction of OTC-Nutraceutical products supported by one or more established, respected pharmaceutical companies would lend the industry much needed credibility. In addition, management believes that such combination products would offer the nutraceutical industry a new channel to the mass market. As a result, product launches of BioSelect's COCARE(R) products are expected to enjoy strong support from both the traditional OTC industry as well as that of the nutraceutical supplement manufacturers.

         BIOSELECT'S GROWTH STRATEGY

         BioSelect intends to become a leader in the field of transdermal drug delivery, specialty pharmaceutical products that are applied to the skin (cosmoceuticals) and in the development and marketing of a new family of proprietary OTC-Nutraceutical products.
Key elements of its business and commercialization strategy include the following:

         Lower risk strategy for selecting product candidates for development. BioSelect does not intend to focus its product development efforts on development of new chemical entities. Instead, it will focus on applying its proprietary technologies in the following three areas:

         (1) development of topical or transdermal formulations of new chemical entities in partnership with innovator pharmaceutical or biotechnology companies;

         (2) development of new, high performance cosmeceutical products that address the skin care needs of an increasing number of affluent middle-aged and older people; and

         (3)      development   and  launch  of  a  new  family  of  proprietary
                  OTC-Nutraceutical   products  through   alliances  with  major
                  pharmaceutical companies.

         Leveraging of corporate alliances. BioSelect plans to enter into strategic alliances with established pharmaceutical companies for the development of its drug delivery products. These alliances generally will provide research or clinical funding and other support during the product development process. Its partners generally will provide established and trained marketing and sales forces to sell the products.

         Internal focus on the dermatology market. BioSelect plans to retain exclusive or co-marketing/co-promotion rights in the United States to dermatological and related uses of the products it develops, while out-licensing rights for other uses. Similarly, whenever possible, it will attempt to retain commercial rights to dermatological and other specialty pharmaceutical uses of products developed under partner sponsored research collaborations. BioSelect ultimately plans to market the dermatological and cosmeceutical products it develops, either through the utilization of contract sales representatives or through the establishment of its own sales force.

         Acquisition of complementary products, technologies or businesses. Although BioSelect is focusing on the in-house development of its innovative pharmaceutical/nutraceutical products and technologies, it may opportunistically acquire products, technologies or companies with products, manufacturing and distribution capabilities consistent with its commercial objectives.

         PATENTS AND TRADEMARKS

         BioSelect has developed a number of proprietary formulations that have patents pending. These patents address the unique integration of selective traditional over-the-counter (OTC) generic drugs with complementary alternative medications such as vitamins, herbs and other natural nutraceutical supplements. The product development effort focuses on developing proprietary formulations for existing products and on the creation of formulations for product line extensions. The preservation and improvement of the quality of the BioSelect's products are also integral parts of its overall strategy.

         BioSelect maintains and has applied for patent, trademark and copyright protection in the United States relating to certain of its existing and proposed products and processes, including COCARE, CONASE, COPROFEN, EPIGEST ESSENTIALS, FEMDERM ESSENTIALS, FEMGEST ESSENTIALS, TRANSLIPOBASE and XCEL. There can be no assurance that BioSelect will be able to successfully protect its intellectual property, and the loss of its intellectual property protection could adversely affect its business.


         BIOFARM, S.A.

         Leveraging the collective knowledge and resources of its management team and capital resource network, the Company's initial acquisition under its new business strategy was the acquisition of Biofarm, S.A., a Romanian pharmaceuticals producer of low-priced vitamins and medications derived from natural plant extracts. Biofarm currently manufactures 60 pharmaceutical products in compressed, molded and coated tablets, soft gelatinous capsules, powders and granules, injection solutions, sprays, external and internal use solutions, syrups, and eye drops.

         As of October 18, 2001, the Company had concluded the acquisition of 24.34% of the total capital stock of Biofarm, S.A. from International Pharmaceutical Group, LLC ("IPG") for shares of its common stock. Although not a director of the Company at the time, the Company's Chairman of the Board of Directors, Mr. Harry S. Branch, was a managing member of IPG. In connection with the Company's new focus, management chose to not pursue the contemplated stock tender offer in Romania and has not purchased any additional shares of Biofarm's common stock.


         EMPLOYEES

         As of April 15, 2002, the Company employed twenty persons, of which seventeen are employed on a full-time basis at XCEL and BioSelect, including pharmacists, technicians, accounting, marketing and administrative personnel. A standard package of employee benefits is provided to all full-time employees in addition to on-the-job training and advancement opportunities. None of the Company's employees are covered by a collective bargaining agreement and none are represented by labor unions. XCEL has entered into an Employment Agreement, Nondisclosure and Non-Competition Agreement with each of three key employees. These Agreements include provisions for salary increases and stock options based on earnings growth that XCEL/BioSelect may achieve.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's executive offices are located at Howard Hughes Center, 6080 Center Drive, 6th Floor, Los Angeles, California. The Company also leases facilities in Woodland Hills, California for its operations of XCEL and BioSelect. The lease agreements expire at various times through July 2004. The following is a schedule by years of future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 2001.

         Year ending December 31,
             2002                                      $         48,832
             2003                                                36,832
             2004                                                20,772
                                                       ----------------
                                                       $        106,436
                                                       ================

ITEM 3.  LEGAL PROCEEDINGS

         Except for non-material litigation incident to our ordinary course of business, the Company is not a party to any litigation that could have a material adverse effect on our business or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The common stock began trading in the OTC Bulletin Board on August 3, 2001 and currently trades under the symbol "HESG". The following table sets forth the high and low bid price per share quotations as reported on the OTC Bulletin Board of the common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions. Actual prices may vary.

         FISCAL YEAR ENDING DECEMBER 31, 2001:
                                                         High           Low
                                                         ----          -----
         First Quarter .................................  N/A           N/A
         Second Quarter ................................  N/A           N/A
         Third Quarter ................................. $1.62         $0.07
         Fourth Quarter ................................ $4.90         $1.45

During fiscal year 2001, the Company implemented its 2001 Employee Stock Option Plan and on July 16, 2001 filed a registration statement on Form S-8 with the Securities and Exchange Commission in order to register up to 2,000,000 shares of the Company's common stock, $0.001 par value, for the purpose of issuing such stock pursuant to options exercised under the Plan. The Company subsequently renamed its plan to Health Sciences Group, Inc. Equity Incentive Plan and further revised it to allow for the issuance of stock awards.

At April 15, 2002, the Company had approximately 65 holders of record of our voting common stock; management estimates that the Company has approximately 195 additional beneficial holders of the Company's common stock held in names of brokers and securities depositories. Of the current holders of its common stock, Messrs. Tannous and Glaser together beneficially own approximately 34% of the Company.

         DIVIDENDS

The Company has not paid or declared cash distributions or dividends on its common stock and does not intend to pay cash dividends in the foreseeable future. Future payment of cash dividends rests within the discretion of the Board of Directors and is based on its earnings, financial condition, capital requirements, and other factors.


         SALES OF UNREGISTERED SECURITIES

         The following information is furnished as to securities of the Company sold during 2001 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

         (1) On October 22, 2001, the Company issued 1,700,000 shares of its common stock in exchange for shares of Biofarm, S.A. valued at approximately $698,000 or $2.44 per share.

         (2) On December 17, 2001, the Company issued 918,000 shares of its common stock in exchange for 100% of the issued and outstanding shares of XCEL Healthcare, Inc. and BioSelect Innovations, Inc. valued at approximately $4,190,000 or $4.56 per share.

         The transactions described above were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THIS REPORT CONTAINS FORWARD LOOKING  STATEMENTS  WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. WITH THE EXCEPTION OF HISTORICAL MATTERS, THE MATTERS DISCUSSED IN THIS COMMENTARY ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONCERNING ANTICIPATED TRENDS IN SALES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD LOOKING STATEMENTS. THERE IS ABSOLUTELY NO ASSURANCE THAT THE COMPANY WILL ACHIEVE THE RESULTS EXPRESSED OR IMPLIED IN FORWARD LOOKING STATEMENTS.

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this Annual Report on Form 10-KSB. The financial information presented is for the period January 1, 2000 to our fiscal year end, December 31, 2001.

         OVERVIEW

         The Company was established as an online, incentive-based shopping mall of health-related retailers. Upon further evaluation of the online shopping market, management chose to re-examine its current business plan and deploy a new business strategy. As part of the management's new strategy, the Company acquires and integrates into a collaborative network, companies operating in the fields of pharmaceuticals, nutraceuticals, and biotechnology (the "Portfolio Companies").

         Through an expansive network and long-standing relationships, management has access to a steady supply of such quality acquisition candidates. The Company plans to leverage the core competency of its management team, having experience in mergers and acquisitions, financings, business valuations, and operations management, to effectuate such transactions. Management expects to take an active role in providing strategic guidance and operational support. By applying operational improvements, introducing synergistic efficiencies, and leveraging economies of scale, management expects to further enhance the Company's earnings potential.

         The goal of the Company is to become a significant operator in the health-related industries by acquiring, integrating and operating profitable, under-valued companies operating in the fields of pharmaceuticals, nutraceuticals, and biotechnology.

         INVESTMENT IN BIOFARM, S. A.

         During fiscal year ended December 31, 2001, the Company acquired 24.34% of the outstanding capital stock of Biofarm, S.A for shares of the Company's common stock. Biofarm is a Romanian pharmaceuticals producer of low-priced vitamins and medications derived from natural plant extracts. It currently manufactures 60 pharmaceutical products in compressed, molded and coated tablets, soft gelatinous capsules, powders and granules, injection solutions, sprays, external and internal use solutions, syrups, and eye drops.

         ACQUISITION OF XCEL HEALTHCARE, INC. AND BIOSELECT INNOVATIONS, INC.

         In December 2001, the Company purchased 100% of the outstanding stock of XCEL Healthcare, Inc. and BioSelect Innovations, Inc. for shares of the Company's common stock. XCEL is a fully-licensed specialty pharmacy which provides prescription drugs and related medical supplies and services and is a provider of patient-specific biopharmaceuticals and disease treatment programs to individuals with chronic diseases.

         BioSelect is engaged in the research, development and marketing of specialty pharmaceutical products, drug delivery systems, and proprietary OTC-Nutraceutical formulations. Slated to be marketed under the COCARE(R) brand name and distributed through alliances with major pharmaceutical companies, BioSelect's new family of OTC-Nutraceutical products addresses heart disease, cold & flu, arthritis, migraine, and allergy, among other conditions.


         RESULTS OF OPERATIONS

         The results described herein reflect the consolidated operations of the Company and, for a one-month period, the operations of its wholly-owned operating subsidiaries, XCEL and BioSelect, for the fiscal year ended December 31, 2001 compared with the same period in fiscal year 2000.

                                 SELECTED STATEMENT OF OPERATIONS INFORMATION

                                                 Years Ended
                                 -------------------------------------------
                                 December 31, 2001         December 31, 2000
                                 -----------------         -----------------
          Net sales              $         341,813         $               -
                                 =================         =================
          Gross profit           $          82,989         $               -
                                 =================         =================
          Net Loss               $       (735,096)         $        (34,247)
                                 =================         =================
          Net loss per share     $          (0.22)         $          (0.02)
                                 ================          =================

         NET SALES AND COST OF GOODS SOLD. The Company's net sales for the fiscal year ended December 31, 2001 totaled $341,813 and cost of goods sold for the same period totaled $258,824, or 75.7% of net sales, resulting in a gross profit of $82,989, or 24.3% of net sales. Included in cost of goods sold is approximately $50,000 of non-recurring expense related to the stepped up basis in inventory at December 1, 2001 due to the purchase of XCEL and pursuant to SFAS No. 141. Without this one-time charge, the Company's gross profit is $132,492, or 38.8% of net sales. Net sales were derived from one month of operations of XCEL and BioSelect. The Company did not generate sales for the fiscal year ended December 31, 2000.

         OPERATING EXPENSES. Operating expenses for the fiscal years ended December 31, 2001 and 2000 totaled $908,455, or 265.8% of net sales, and $34,339, respectively. Operating expenses include those associated with a start up venture such as legal, accounting, consulting and general administrative services provided for daily operations, business development, and acquisition due diligence. Management expects these costs to increase as the Company purchases additional Portfolio Companies.

         INCOME FROM EQUITY INVESTMENT. Income from equity investment for the fiscal year ended December 31, 2001 totaled $94,816, or 27.7% of net sales. This income was derived from the Company's investment in Biofarm, S.A.

         NET LOSS. Net loss for the fiscal years ended December 31, 2001 and 2000 totaled $735,096 and $34,247, respectively. The losses for each of the years ended December 31 are largely attributable to general and administrative expenses associated with a start up venture including consulting fees, legal, accounting and administrative expenses relating to the Company's daily operations. Net loss per share of common stock was approximately $(0.22) and $(0.02) for the fiscal years ended December 31, 2001 and 2000, respectively.
Further, there can be no assurance that the Company will ever achieve profitability or that a stream of revenue can be generated and sustained in the future.

         CAPITAL RESOURCES AND LIQUIDITY

         PUBLIC OFFERING. On February 16, 2001 the Company became effective on a registration statement previously filed with the Securities and Exchange Commission to sell 1,000,000 shares of its common stock. Under this offering, the Company issued a total of 499,450 shares of its common stock for net proceeds totaling $124,863. Management plans to arrange for additional equity financing, the proceeds of which will be used for expanded growth of its current operations and the purchase of additional Portfolio Companies.

         ASSETS. The Company's current assets totaled $518,933 and $5,311 at December 31, 2001 and 2000, respectively. Total assets were $6,269,196 and $34,882 at December 31, 2001 and 2000, respectively. The increase in assets is primarily due to the purchase of XCEL and BioSelect. At December 31, 2001, assets consisted primarily of patents totaling $3,300,000, investments in equity securities totaling $844,977, formulas totaling $676,223, accounts receivable totaling $399,913, agreements not-to-compete totaling $379,167, and excess of cost over fair value of net assets acquired totaling $286,546. At December 31, 2000, assets consisted primarily of cash on hand totaling $5,311, furniture and equipment totaling $5,461 and work-in-process related to the web site design and development totaling $25,625.

         LIABILITIES AND WORKING CAPITAL. The Company's current liabilities totaled $1,242,746 and $13,001 at December 31, 2001 and 2000, respectively. This resulted in working capital totaling $(723,813) and $21,881 at December 31, 2001 and 2000, respectively. Total liabilities were $1,284,887 and $13,001 at December 31, 2001 and 2000, respectively. The increase in liabilities is primarily due to the purchase of XCEL and BioSelect. At December 31, 2001, liabilities consisted primarily of accounts payable, accrued expenses and notes payable.

         CASH FLOWS. Net cash used for operating activities totaled $349,810 and $9,729 for the years ended December 31, 2001 and 2000, respectively. Net cash used for investing activities totaled $115,207 and $20,460 for the years ended December 31, 2001 and 2000, respectively. Net cash provided by financing activities totaled $459,706 and $35,500 for the years ended December 31, 2001 and 2000, respectively. Cash flow provided by the issuance of common stock was $187,363 and $37,500 for the years ended December 31, 2001 and 2000, respectively.

         CASH REQUIREMENTS AND ADDITIONAL FUNDING

         As of April 15, 2002, the Company's principal commitments consisted of agreements with various consultants who will provide the Company with business development, public and financial relations in exchange for stock of the Company. The Company has also retained consultants to facilitate debt and/or equity financing, with compensation as a flat cash fee or as a portion of funds raised.

         In March 2002, the Company executed a letter of intent to purchase Quality Botanical Ingredients ("QBI") whose facilities are based in South Plainfield, New Jersey for cash and shares of the Company's common stock. QBI is a leading purchaser, manufacturer and contract processor of bulk botanical materials and nutritional ingredients supplied to buyers in the pharmaceutical, nutraceutical and cosmetic industries, among others. QBI uses patented (patent-issued) pulverizing/grinding technology in its state-of-the-art sifting, milling, blending and densifying processes.

         Management believes that cash on hand will be insufficient to meet its anticipated needs for working capital, capital expenditures and business development for the next twelve months. If the Company is unable to raise additional funds, management may be forced to curtail or cease operations. Even if we are able to continue our operations, the failure to obtain debt or equity financing could have a substantial adverse effect on the business and financial results, and we may need to delay additional purchases of potential Portfolio Companies. Although the Company has historically relied upon financing provided by its officers to supplement operations, they are not legally obligated to provide the Company with any additional funding in the future. The Company currently maintains one line of credit, with automatic annual renewal and an annual interest rate at 2.5% above the prime interest rate, and is in the process of applying for an additional line of credit with Heller Financial, a GE Capital Company.

         In the future, management may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when it approaches a condition of cash insufficiency. The sale of additional equity securities, if accomplished, may result in dilution to the Company's shareholders. Management cannot assure shareholders, however, that financing will be available in amounts or on terms acceptable to the Company, or at all.

         SUBSEQUENT EVENTS

         On March 28, 2002, the Company granted its Controller an option to purchase 30,000 shares of its common stock at an exercise price of the prevailing market price per share. These options vest over a period of three years.

         On April 9, 2002, the Company granted three consultants each an option to purchase 25,000 shares of its common stock at an exercise price of $1.25 per share in consideration of services rendered as consultants to the Company until April 8, 2003. The estimated value of the options totaled approximately $190,000 at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest of 2.54%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 194%; and a term of 1 year.

         In March 2002 and April 2002, the Company entered into rescission agreements with three consultants. Pursuant to the rescission agreements and upon the termination of the respective consulting agreements for lack of performance, a total of 385,132 shares of the Company's common stock were returned to the Company and subsequently retired.

         As of April 15, 2002, the Company issued 176,500 shares, and options to purchase 1,485,000 shares, of its common stock under the Company's Equity Incentive Plan. A total of 880,000 options were exercised resulting in the issuance of 813,366 shares of the Company's common stock. An aggregate total of 604,734 shares of the Company's common stock had been issued under the Plan, net of 385,132 shares retired.

         Messrs. Tannous and Glaser loaned a total of $140,000 to the Company through April 15, 2002. These loans accrue interest at 8% per annum. The principal and any unpaid interest is due on demand.


                           FORWARD-LOOKING STATEMENTS

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "intends," "plans," "will result," "are expected to," "will continue," "is anticipated," "estimated," "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include the risk factors set forth below. They also include the following conditions or uncertainties: (i) risk associated with real estate ownership, operations and development, including environmental liabilities, worker's strikes, construction delays, obtaining building permits and necessary zoning changes; (ii) illiquidity of equity investments; (iii) imposition of new regulatory requirements affecting the Company; (iv) the delay or failure to properly manage growth; (v) effect of uninsured loss; and (vi) breakdown of water, sewage or other municipal services and other conditions beyond the control of the Company. The Company cautions that actual results or outcomes could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.


ITEM 7.  FINANCIAL STATEMENTS

         Our audited financial statements required by Item 310(a) of Regulation S-B, together with the independent auditors' reports of Stonefield Josephson, Inc. for fiscal year ended 2001, begin on page F-1 hereof.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On October 26, 2001, the Company dismissed Singer Lewak Greenbaum & Goldstein, LLP as its independent auditor and engaged Stonefield Josephson, Inc. Management of the Company knows of no past disagreements between the Company and Singer Lewak Greenbaum & Goldstein, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. There were no "reportable events" (as such term is defined in Item 304 of Regulation S-K) that occurred within the Company's most recent fiscal year nor any subsequent interim period preceding the replacement of Singer Lewak Greenbaum & Goldstein LLP.





                  [ THIS SECTION IS INTENTIONALLY LEFT BLANK ]

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth the name, age and position of each director and executive officer of Health Sciences Group, Inc. There are no other persons which can be classified as a promoter or controlling person of the Company. The officers and directors of Health Sciences are as follows:

--------------------------------------------------------------------------------
      Name                    Age             Title
--------------------------------------------------------------------------------

      Harry S. Branch          43             Chairman of the Board
      Fred E. Tannous          35             Chief Executive Officer, Treasurer
                                               and Director
      Bill Glaser              35             President, Secretary and Director

--------------------------------------------------------------------------------

         Harry S. Branch is Chairman of the Board of Directors of Health Sciences Group, Inc. Mr. Branch is Principal of Branch & Associates, a UK-based accounting firm specializing in corporate finance transactions. He has over 20 years of experience in conducting valuations and feasibility studies for clients in various industries, including aerospace, commercial insurance, and pharmaceuticals. During this time, Mr. Branch was successful in completing over $140 million in transaction value. Prior to founding Branch & Associates in 1990, as Managing Director of his own financial advisory firm, Mr. Branch advised on financial restructuring transactions for companies in distress situations. He was also effective in negotiating equity and debt placements, structuring mergers and acquisitions, and advising on tax efficient strategies for high-net-worth individuals. Mr. Branch has attained Professional Part II qualifications with the Institute of Cost and Management Accountants (UK) with distinctions in corporate law and taxation.

         Fred E. Tannous is Chief Executive Officer, Treasurer, and a Director of Health Sciences Group, Inc. Previously, Mr. Tannous was employed at DIRECTV, Inc. where he was involved in various capacities including valuing, structuring, and executing strategic investments. Prior to joining DIRECTV, a wholly-owned subsidiary of Hughes Electronics Corporation, Mr. Tannous was with the corporate treasury organization of Hughes where he assisted in conducting valuations and effectuating financing transactions for the company's satellite and network communication units. From February 1996 to May 1999, Mr. Tannous served as Treasurer and Chief Financial Officer of Colorado Casino Resorts, Inc., a gaming and lodging concern with operations in Colorado. In addition to overseeing the company's finance and accounting operations, he was accountable for all corporate finance and treasury activities. Previously, as principal of his own consulting firm, Mr. Tannous consulted to several start-up ventures in various industries where he was instrumental in developing business plans, advising on business strategy and capital structure, and arranging venture financings. Mr. Tannous received an MBA in finance and accounting from the University of Chicago Graduate School of Business. He also holds a Masters and Bachelors degree in Electrical Engineering from the University of Southern California.

         Bill Glaser is President, Secretary and a Director of Health Sciences Group, Inc. Mr. Glaser was founder and Chief Executive Officer of HealthyUSA, Inc., a start-up venture established in July 1999 for the purpose of operating an online resource for health-conscious living. From July 1994 to May 2000, Mr. Glaser founded and served as the Chief Executive Officer of Zenterprise, Inc., a comprehensive strategic and management-consulting firm, which focused primarily on business strategy, marketing, and management consulting services for public and private companies. From September 1991 to July 1994, Mr. Glaser was a registered principal of a regional stock brokerage firm where he gained diverse experience in finance, management, marketing, sales, and public company relations. Previously, he was a registered representative at Drexel, Burnham, Lambert and Smith Barney. Mr. Glaser holds a Bachelors degree in finance and economics from the Ithaca College - School of Business.

         Directors are elected annually and hold office until the annual meeting of the shareholders of Health Sciences and until their successors are elected and qualified. There are no family relationships among the Company's officers and directors. Directors may receive compensation as determined by the Company from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Directors may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors.


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning common stock ownership by beneficial owners of five percent or more of the Company's common stock and each of the officers and directors and the officers and directors as a group:

                                    SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------
                                           Annual Compensation                         Awards
                                   -------------------------------------------------------------------------------
                                                             Other        Restricted    Securities       All
Name and                                                     Annual         Stock       Underlying      Other
Principal Position        Year       Salary($)   Bonus ($)  Compensation     Awards    Options/SARs   Compensation
-------------------     --------   -----------   ---------  ------------  -----------  ------------   ------------
Fred E. Tannous         12/31/01      11,538        --             --     $125,000      250,000            --
CEO, Treasurer          12/31/00        --          --             --         --           --              --

------------------------------------------------------------------------------------------------------------------
Bill Glaser             12/31/01      11,538        --             --     $125,000      250,000            --
President, Secretary    12/31/00        --          --             --           --          --             --

------------------------------------------------------------------------------------------------------------------

The table below sets forth information concerning the exercise of options during 2001 along with the aggregate 2001 year-end option holdings of the below named officers of the Company:

                AGGREGATED OPTION EXERCISES IN 2001 AND YEAR-END OPTION VALUES
                                       COMMON STOCK

---------------------------------------------------------------------------------------------------
                                                    Number of securities      Value of unexercised
                                                    underlying options at          in-the-money
                  Shares Acquired     Value            December 31, 2001            options at
Name                on Exercise     Realized     Exercisable/Unexercisable     December 31, 2001
---------------------------------------------------------------------------------------------------
Fred E. Tannous        none           none                 250,000 / 0            $622,500 / n/a
Bill Glaser            none           none                 250,000 / 0            $622,500 / n/a

---------------------------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning common stock ownership by beneficial owners of five percent or more of our common stock and each of our officers and directors and our officers and directors as a group:

-------------------------------------------------------------------------------------------------------
                                                                       Amount of
                      Name and Address                                Beneficial          Percent of
Title of Class        of Beneficial Owner                             Ownership(1)        Class (2)
-------------------------------------------------------------------------------------------------------
Common                Harry S. Branch
$0.001 par value      6080 Center Drive, 6th Floor                     1,760,000             25.5%
                      Los Angeles, CA 90045
-------------------------------------------------------------------------------------------------------
Common                Bill Glaser (3)
$0.001 par value      6080 Center Drive, 6th Floor                     1,322,379             18.5%
                      Los Angeles, CA 90045
-------------------------------------------------------------------------------------------------------
Common                Fred E. Tannous (3) (4)
$0.001 par value      6080 Center Drive, 6th Floor                     1,322,379             18.5%
                      Los Angeles, CA 90045
-------------------------------------------------------------------------------------------------------
Common                American Financial Communications, Inc. (5)
$0.001 par value      655 Redwood Highway, Suite 255                     493,465              6.9%
                      Mill Valley, CA 94941
-------------------------------------------------------------------------------------------------------
Common                All officers and directors                       4,404,758             59.4%
$0.001 par value      as a group (three persons)
-------------------------------------------------------------------------------------------------------
Common                Total shares issued and outstanding              6,910,184            100.0%
-------------------------------------------------------------------------------------------------------

------------
(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person and which are exercisable within 60 days of the date of this report have been exercised.

(2) Calculation of percentage ownership was based on 6,910,184 shares of common stock outstanding.

(3)  Includes options to purchase 250,000 shares exercisable within 60 days.

(4) Includes 3,000 shares that were gifted by Mr. Tannous to certain immediate family members.

(5) At December 31, 2001, American Financial Communications, Inc. held 257,000 shares of its common stock. To date, additional shares of up to 236,465 are due to AFC pursuant the agreement. The consulting agreement with AFC provides a limit on the number of shares which can be issued based on the Company's shares issued and outstanding.


        EMPLOYMENT CONTRACTS

        The Company has agreed to terms with the  following  executive officers:

        Fred E. Tannous. Pursuant to an Employment Agreement, to be effective as of January 1, 2002 expiring on December 31, 2005, Mr. Tannous serves as Chief Executive Officer and Treasurer of the Company. The Agreement will provide that Mr. Tannous is to receive an annual base salary of $190,000, subject to adjustment at the discretion of the Company's Board of Directors. To date, Mr. Tannous has accepted deferred payment of such compensation. The Employment Agreement will provide for severance payments in the event that Mr. Tannous is terminated other than "for cause", as will be defined in the Agreement. The severance payment would be equal to six months base salary. The Employment Agreement will also provide for incentive compensation in the event of the Company meeting certain revenue milestones as set forth in the Agreement, and for such other fringe benefit as are generally available to other executive officers of the Company, including health insurance and an automobile allowance.

        Bill Glaser. Pursuant to an Employment Agreement, to be effective as of January 1, 2002 expiring on December 31, 2005, Mr. Glaser serves as President and Secretary of the Company. The Agreement will provide that Mr. Glaser is to receive an annual base salary of $190,000, subject to adjustment at the discretion of the Company's Board of Directors. To date, Mr. Glaser has accepted deferred payment of such compensation. The Employment Agreement will provide for severance payments in the event that Mr. Glaser is terminated other than "for cause", as will be defined in the Agreement. The severance payment would be equal to six months base salary. The Employment Agreement will also provide for incentive compensation in the event of the Company meeting certain revenue milestones as set forth in the Agreement, and for such other fringe benefit as are generally available to other executive officers of the Company, including health insurance and an automobile allowance.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Kenneth Glaser was retained by the Company for a period of six months for the purpose of providing marketing and advertising services. Pursuant to the Marketing Agreement, the Company paid Mr. Kenneth Glaser a total of $15,000. Mr. Kenneth Glaser is the father of Bill Glaser.

         Mr. David E. Tannous, CPA was retained by the Company for the purpose of providing accounting and bookkeeping services. The Company paid Mr. David E. Tannous approximately $1,500 per month for a period of six months. Mr. David E. Tannous is the brother of Fred E. Tannous.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

     3.1(1)   Articles of Incorporation
     3.2(1)   By-laws
     3.3(1)   Amendment to the Articles of Incorporation of iGoHealthy.com, Inc.
     10.1(1)  Contract for Services Agreement between Stephen Davis and
              iGoHealthy.com, Inc.
     10.2(1)  Domain Name Sale and Assignment Agreement between HealthyUSA, Inc.
              and iGoHealthy.com, Inc.
     10.3(1) Promissory Note between HealthyUSA, Inc. and iGoHealthy.com, Inc. 16.1(2) Letter on Change in Certifying Accountant
     21.1     Subsidiaries of the Registrant

     (1) Filed as exhibit to the registration statement on Form SB-2 filed on December 11, 2000 (File No. 333-51628) and herein incorporated by reference.

     (2) Filed as an exhibit to our current report on Form 8-K filed on November 1, 2001 and herein incorporated by reference.

b. Reports on Form 8-K filed during the Company's fourth fiscal quarter:

(1) On October 17, 2001, the Company filed a current report on Form 8-K with the Commission dated October 17, 2001, reporting information under Item 2, Acquisition of Assets, Item 5, Other Events and Item 7, Financial Statements and Exhibits.

(2) On October 26, 2001, the Company filed a current report on Form 8-K with the Commission dated October 26, 2001, reporting information under Item 4, Changes in Registrant's Certifying Accountant and Item 7, Financial Statements and Exhibits.

(3) On December 31, 2001, the Company filed a current report on Form 8-K with the Commission dated December 31, 2001, reporting information under
        Item 2, Acquisition of Assets, and Item 7, Financial Statements and Exhibits.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized this 15th day of April, 2002.

                                               HEALTH SCIENCES GROUP, INC.


                                        By:    /s/ Fred E. Tannous
                                               ----------------------------
                                               Fred E. Tannous
                                               Chief Executive Officer,
                                               Principal Financial Officer,
                                               and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


April 15, 2002                          By:    /s/ Fred E. Tannous
                                               ----------------------------
                                               Fred E. Tannous
                                               Chief Executive Officer,
                                               Principal Financial Officer,
                                               and Director


April 15, 2002                          By:    /s/ Bill Glaser
                                               ----------------------------
                                               Bill Glaser
                                               President, Secretary, and
                                               Director


April 15, 2002                          By:    /s/ David Johnson
                                               ----------------------------
                                               David Johnson, CPA
                                               Controller

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                                 (FORMERLY IGOHEALTHY.COM, INC.)
                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------





                                                                        Page
                                                                        ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       F-1

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       F-1A

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                          F-2

     Consolidated Statements of Operations and Other
      Comprehensive Loss                                                 F-3

     Consolidated Statement of Stockholders' Equity                   F-4 - F-5

     Consolidated Statements of Cash Flows                            F-6 - F-7

     Notes to Consolidated Financial Statements                       F-8 - F-27

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Health Sciences Group, Inc. and Subsidiaries
Los Angeles, California


We have audited the accompanying consolidated balance sheet of Health Sciences Group, Inc. (formerly iGoHealthy.com, Inc.) and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations and other comprehensive loss, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Sciences Group, Inc. and Subsidiaries as of December 31, 2001, and the results of their consolidated operations and other comprehensive loss and their consolidated cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's net loss and negative working capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note
1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


STONEFIELD JOSEPHSON, INC.

Santa Monica, California
March 30, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Health Sciences Group, Inc.
(formerly iGoHealthy.com, Inc.)


We have audited the accompanying statements of operations, stockholders' equity, and cash flows of Health Sciences Group, Inc. (formerly iGoHealthy.com, Inc.) for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Health Sciences Group, Inc. (formerly iGoHealthy.com, Inc.)'s operations and its cash flows for the year December 31, 2000.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 2000, the Company incurred a net loss of $34,247, and it had negative cash flows from operations of $9,729. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 30, 2001




                                      F-1A

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                               DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS:
  Accounts receivable, net of contractual allowance
    totaling $57,357                                             $     399,913
  Inventory                                                            117,069
  Other current assets                                                   1,951
                                                                 -------------
         Total current assets                                          518,933

FURNITURE AND EQUIPMENT, net of accumulated depreciation
    and amortization                                                   197,740

OTHER ASSETS:
  Intangible assets, net of accumulated amortization                 4,707,546
  Investment in equity securities                                      844,977
                                                                 -------------
                                                                 $   6,269,196
                                                                 =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Book overdraft                                                 $     113,516
  Accounts payable and accrued expenses                                610,411
  Line of credit                                                        73,000
  Current maturities of notes payable                                  408,396
  Current maturities of obligations under capitalized leases            18,229
  Loans payable, stockholders                                           19,194
                                                                 -------------
         Total current liabilities                                   1,242,746

NOTES PAYABLE, less current maturities                                  20,000

OBLIGATIONS UNDER CAPITALIZED LEASES, less current maturities           22,141
                                                                 -------------

         Total liabilities                                           1,284,887
                                                                 -------------
STOCKHOLDERS' EQUITY:
  Preferred stock; $0.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                             -
  Common stock; $0.001 par value, 50,000,000 shares
    authorized, 6,808,684 shares issued and outstanding                  6,809
  Additional paid-in capital                                         5,895,738
  Prepaid compensation expense                                        (145,833)
  Total other comprehensive loss                                        (1,662)
  Accumulated deficit                                                 (770,743)
                                                                 --------------

         Total stockholders' equity                                  4,984,309
                                                                 -------------
                                                                 $   6,269,196
                                                                 =============
   The accompanying notes are an integral part of these financial statements

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                                        OTHER COMPREHENSIVE LOSS
                                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                 Year ended             Year ended
                                              December 31, 2001      December 31, 2000
                                              -----------------      -----------------
SALES, net                                     $       341,813        $            -

COST OF GOODS SOLD                                     258,824                     -
                                               ---------------        --------------

GROSS PROFIT                                            82,989                     -
                                               ---------------        --------------

RESEARCH AND DEVELOPMENT                                20,286                     -
GENERAL AND ADMINISTRATIVE EXPENSES                    888,169                34,339
                                               ---------------        --------------

TOTAL OPERATING EXPENSES                               908,455                34,339
                                               ---------------        --------------

LOSS FROM OPERATIONS                                  (825,466)              (34,339)

INCOME FROM EQUITY INVESTMENT                           94,816                     -
INTEREST (EXPENSE) INCOME, net                          (4,446)                   92
                                               ---------------        --------------

LOSS BEFORE INCOME TAXES                              (735,096)              (34,247)

PROVISION FOR INCOME TAXES                                   -                     -
                                               ---------------        --------------

NET LOSS                                              (735,096)              (34,247)

OTHER COMPREHENSIVE LOSS -
  unrealized loss on marketable securities                (231)                    -
                                               ---------------        --------------

TOTAL COMPREHENSIVE LOSS                       $      (735,327)       $      (34,247)
                                               ===============        ==============

NET LOSS PER SHARE - basic and diluted         $          (.22)       $       (.02)
                                               ===============        =============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - basic and diluted                    3,292,278             1,401,205
                                               ===============        ==============

    The accompanying notes are an integral part of these financial statements

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                               DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                    Common stock         Additional       Prepaid          Other                          Total
                                --------------------       paid-in     compensation    comprehensive   Accumulated    stockholders'
                                 Shares      Amount        capital        expense          loss          deficit         equity
                                ---------   --------     ----------    ------------    ------------    -----------    -----------


Balance at January 1, 2000      1,400,000   $  1,400     $         -    $         -    $          -    $   (1,400)    $         -

Issuance of common stock
  for website development           5,000          5             620              -               -             -             625

Issuance of common stock
  for services rendered             5,000          5             620              -               -             -             625

Issuance of common stock
  for cash                        300,000        300          37,200              -               -             -          37,500

Services provided by officers
  of the Company                        -          -          17,378              -               -             -          17,378

Net loss                                -          -               -              -               -       (34,247)        (34,247)
                                ---------   --------     -----------    -----------    ------------    -----------    -----------

Balance at December 31, 2000    1,710,000      1,710          55,818              -               -       (35,647)         21,881

Issuance of common stock
  for cash                        749,450        750         186,613              -               -             -         187,363

Issuance of common stock
  for note payable                 20,000         20           4,980              -               -             -           5,000

Issuance of common stock
  for services                    487,000        487         173,091              -               -             -         173,578

Issuance of common stock to
  officers for services         1,000,000      1,000         249,000              -               -             -         250,000



    The accompanying notes are an integral part of these financial statements

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
                                                               DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                    Common stock         Additional       Prepaid          Other                          Total
                                --------------------       paid-in     compensation    comprehensive   Accumulated    stockholders'
                                 Shares      Amount        capital        expense          loss          deficit         equity
                                ---------   --------     ----------    ------------    ------------    -----------    -----------


Stock options issued in
  exchange for services                 -          -          74,824              -               -              -         74,824

Issuance of common stock for
  investment in equity          1,700,000      1,700         695,989              -               -              -        697,689
  securities

Stock options exercised on a
  "cashless" basis                563,366        563            (563)             -               -              -              -

Return of Company's common stock (385,132)      (385)            385              -               -              -              -

Issuance of common stock for
  all issued and outstanding
  shares of XCEL Healthcare,
  Inc. and BioSelect
  Innovations, Inc.               964,000        964       4,398,796              -               -              -      4,399,760

Services provided by officers
  of the Company                        -          -          56,805              -               -              -         56,805

Prepaid compensation expense
  issued as shares to
  stockholders                          -          -               -       (145,833)              -              -       (145,833)

Unrealized loss on investment
  in marketable securities              -          -               -              -          (1,662)             -         (1,662)

Net loss                                -          -               -              -               -       (735,096)      (735,096)
                                ---------   --------     -----------    -----------    ------------    -----------    -----------

Balance at December 31, 2001    6,808,684   $  6,809     $ 5,895,738    $  (145,833)   $     (1,662)   $  (770,743)   $  4,984,309
                                =========   ========     ===========    ===========    ============    ===========    ============






    The accompanying notes are an integral part of these financial statements

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                            Year ended           Year ended
                                                         December 31, 2001    December 31, 2000
                                                         -----------------    -----------------
CASH FLOWS USED FOR OPERATING ACTIVITIES:
  Net loss                                               $       (735,096)     $       (34,247)

  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    USED FOR OPERATING ACTIVITIES:
      Depreciation and amortization                                32,893                1,515
      Services provided by officers of the Company                 56,805               17,378
      Issuance of common stock for services rendered              173,578                  625
      Provision for contractual allowance                           2,568                    -
      Income from equity investment                               (94,816)                   -
      Common stock issued to officers as compensation             104,167                    -
      Stock options issued for services                            74,824                    -

  CHANGES IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS:
      Accounts receivable                                         (14,100)                   -
      Inventory                                                    40,714                    -
      Other current assets                                          2,473                    -

    INCREASE IN LIABILITIES -
      accounts payable and accrued expenses                         6,180                5,000
                                                         ----------------      ---------------

         Net cash used for operating activities                  (349,810)              (9,729)
                                                         -----------------     ----------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Purchase of furniture and equipment                             (20,398)              (5,460)
  Investment in equity securities                                 (52,472)                   -
  Excess of purchase price over fair market value of
    assets acquired                                               (40,674)                   -
  Website development                                              (1,663)             (15,000)
                                                         -----------------     ----------------

         Net cash used for investing activities                  (115,207)             (20,460)
                                                         -----------------     ---------------


    The accompanying notes are an integral part of these financial statements

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                            Year ended           Year ended
                                                         December 31, 2001    December 31, 2000
                                                         -----------------    -----------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Issuance of common stock                                        187,363               37,500
  Proceeds from line of credit                                      9,415                    -
  Book overdraft                                                  113,516                    -
  Payments on capital lease obligations                            (1,456)                   -
  Proceeds from notes payable                                     165,000                    -
  Payments on notes payable                                          (396)              (2,000)
  Payments to stockholders                                        (13,736)             (20,588)
  Proceeds from stockholders                                            -               20,588
                                                         ----------------      ---------------
         Net cash provided by financing activities                459,706               35,500
                                                         ----------------      ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (5,311)               5,311

CASH AND CASH EQUIVALENTS, beginning of year                        5,311                    -
                                                         ----------------      ---------------
CASH AND CASH EQUIVALENTS, end of year                   $              -      $         5,311
                                                         ================      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                          $          4,539      $             -
                                                         ================      ===============
  Taxes paid                                             $              -      $             -
                                                         ================      ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
  Common stock issued in exchange for outstanding
    stock of XCEL Healthcare, Inc. and BioSelect
    Innovations, Inc.                                    $      4,399,760      $             -
                                                         ================      ===============
  Common stock issued for investment in
    equity securities                                    $        697,689      $             -
                                                         ================      ===============
  Common stock issued to officers for services           $        250,000      $             -
                                                         ================      ===============
  Common stock issued for services                       $        173,578      $         1,250
                                                         ================      ===============
  Stock options issued in exchange for services          $         74,824      $             -
                                                         ================      ===============
  Services provided by officers of the Company           $         56,805      $        17,378
                                                         ================      ===============
  Note payable converted to common stock                 $          5,000      $             -
                                                         ================      ===============

    The accompanying notes are an integral part of these financial statements

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Organization and Basis of Presentation
          --------------------------------------
          Health Sciences Group, Inc. (the "Company") was incorporated in the state of Colorado on June 13, 1996 as Centurion Properties Development Corporation. The Company remained dormant until October 16, 2000 when its name was changed to iGoHealthy.com, Inc. On September 10, 2001, the Company changed its name to Health Sciences Group, Inc. The Company acquires and integrates into a collaborative network, companies operating in the fields of pharmaceuticals, nutraceuticals and biotechnology. In the year 2000, the Company was considered a development stage enterprise.

          Effective December 14, 2001, the Company acquired 100% of the outstanding stock of XCEL Healthcare, Inc., a California corporation and the outstanding shares of BioSelect Innovations, Inc., a Nevada corporation for approximately $4.4 million (Note 2). As a result of the acquisition, the Company is required to disclose certain segment information (Note 6).

          Principles of Consolidation
          ---------------------------
          These financial statements include the accounts of the Company and its wholly owned subsidiaries, XCEL Healthcare, Inc. ("XCEL") and BioSelect Innovations, Inc. ("BioSelect"). All material inter-company accounts have been eliminated in consolidation.

          Classes of Stock
          ----------------
          The Company's Articles of Incorporation, as amended, authorized the issues of up to 55,000,000 shares of stock, consisting of 5,000,000 shares of Convertible Preferred Non-voting Stock and 50,000,000 shares of common stock which have a par value of $0.001

          Convertible Preferred Stock
          ---------------------------
          Convertible Preferred Non-voting Equity Stock will have par terms, preferences and conversion features as determined by the Board of Directors at the time of the issuance of any such shares. As of December 31, 2001, the Company's Board of Directors have not issued any preferred stock.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Basis of Presentation
          ---------------------
          As reflected in the accompanying consolidated financial statements, the Company has a loss from operations, its current liabilities exceed its current assets and the Company is delinquent in payments of its notes payables. These matters raise substantial doubt about the Company's ability to continue as a going concern.

          In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company's ability to continue to raise capital and generate positive cash flows from operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

          Management plans to take, or has taken, the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

          o    The  Company  is  currently  in  negotiation   with  a  financial
               institution for a line of credit.

          o The Company is seeking to raise equity funds that will be used to fund any capital shortfalls.

          Use of Estimates
          ----------------
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Fair Value of Financial Instruments
          -----------------------------------
          For certain of the Company's financial instruments, including accounts receivable, book overdraft and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities. The amounts owed for long-term debt also approximate fair value because current interest rates and terms offered to the Company are at current market rates.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Cash and Cash Equivalents
          -------------------------
          Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased.

          Concentration of Credit Risk
          ----------------------------
          Substantially all of the Company's accounts receivable is due from two
          governmental   agencies.    Included   in   accounts   receivable   is
          approximately $349,000 due from these two agencies.

          Investment in Equity Securities
          -------------------------------
          The Company accounts for its investments in equity securities under the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In accordance with FASB No. 115, equity securities that have readily determinable fair values are classified as either trading or available-for-sale securities. Securities that are bought and held principally for the purpose of selling in the near term (thus held for only a short period of time) are classified as trading securities and all other securities are classified as available-for-sale. Trading and available-for-sale securities are measured at fair value in the balance sheet. For trading securities any realized gains or losses and any unrealized holding gains and losses are reported in the statement of operations. For available-for-sale securities any realized gains and losses are reported in the statement of operations and any unrealized holding gains and losses are reported as a separate component of stockholders' equity until realized. As of December 31, 2001, all of the Company's investments in marketable securities are classified as available-for-sale.

          The Company accounts for its investments in equity securities in which it has significant influence over operating and financial policies of the company, typically greater than 20% ownership, under the provisions of Accounting Principles Board Opinion No. 18 (APB No. 18), "The Equity Method of Accounting for Investments in Common Stock". In accordance with APB No. 18, the Company records the initial investment at cost, reduces the investment by dividends received and increases or decreases the investment by the Company's proportionate share of the investee's net earnings or loss.

          Inventory
          ---------
          Inventory consists of purchased goods that are stated at the lower of cost or market, cost generally being determined on a first-in, first out basis.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Furniture and Equipment
          -----------------------
          Furniture and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which range from 5-7 years. Leasehold improvements are amortized on the straight-line method over the term of the lease or estimated useful life, whichever is shorter. Expenditures for maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized.

          Patents
          -------
          Patents consist of the expenditures for the purchase and filing of patents as valued by an unrelated party. Patent costs are amortized on a straight-line basis over their economic lives of approximately 19 years and are reviewed for impairment whenever the facts and circumstances indicate that the carrying amount may not be recoverable.

          Formulas
          --------
          Formulas consist of the fair market value of formulas purchased as valued by an unrelated party. Formulas are amortized on a straight-line basis over their estimated economic lives of 15 years and are reviewed for impairment whenever the facts and circumstances indicate that the carrying amount may not be recoverable.

          Revenue Recognition
          -------------------
          Net sales are recorded at the Company's established rates on an accrual basis, net of the provision for contractual allowances, when pharmaceutical products are shipped. Contractual allowances include differences between established billing rates and amounts estimated by management as reimbursable from third-party payors and others for products shipped.

          Research and Development Costs
          ------------------------------
          Research and development costs consist of expenditures for the research and development of patents, which cannot be capitalized.

          Advertising Costs
          -----------------
          The Company expenses advertising costs as incurred. The Company had no advertising costs for the years ended December 31, 2001 and 2000.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Comprehensive Income
          --------------------
          In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements.

          Income Taxes
          ------------
          Deferred  income taxes result  primarily  from  temporary  differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to more likely than not be realized.

          Net Loss Per Share
          ------------------
          The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2001 the Company had 500,000 shares of potentially dilutive common shares. At December 31, 2000, the Company had no potentially dilutive common shares.

          Segment Information
          -------------------
          In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting certain information about operating segments and certain information about its products and services, the geographic areas in which it operates and its major customers.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Recent Accounting Pronouncements
          --------------------------------
          In July 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later.

          In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company is evaluating any accounting effect, if any, arising from the recently issued SFAS No. 142, "Goodwill and Other Intangibles" on the Company's financial position or results of operations.

          In October 2001, the FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Recent Accounting Pronouncements (Continued
          -------------------------------------------
          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

NOTE 2 -  BUSINESS ACQUISITION

          In December 2001, the Company entered into a stock purchase and share exchange agreement and acquired 100% of the outstanding stock of XCEL Healthcare, Inc., a California corporation and BioSelect Innovations, Inc., a Nevada corporation for common stock valued at approximately $4.4 million including acquisition costs of approximately $250,000. The value of the 964,000 shares of common stock issued, which includes 46,000 shares of common stock issued to a consultant for services provided to the Company relating to the acquisition, was determined based on the average market price of the Company's common stock over the 2-day period before and after the terms of the acquisition were agreed to and announced. 855,000 shares were placed in an escrow account which will be released after the Company removes the former shareholders of XCEL as personal guarantors on a vendor account. This provision was satisfied in April 2002.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE 2 -  BUSINESS ACQUISITION (CONTINUED)

          In keeping with the Company's business plan to purchase Portfolio Companies in the fields of pharmaceuticals, nutraceuticals, and biotechnology, management believes the acquisition of XCEL Healthcare, Inc. and BioSelect Innovations, Inc. will enhance its goal to provide strategic guidance, synergism and operating support to the Portfolio Companies. XCEL and BioSelect are engaged in the sale of in-home pharmaceutical products, primarily in Southern California, and research and development for drug delivery systems for nutraceuticals, vitamins and minerals, and cosmetic pharmaceuticals. The acquisition has been accounted for as a purchase pursuant to SFAS NO. 141 and accordingly, the acquired assets and liabilities assumed have been recorded at their estimated fair values at the date of acquisition as valued by an unrelated party. This acquisition includes excess of cost over fair value of net assets acquired of approximately $287,000 which is the premium the Company paid to generate revenues in this market. The operating results of this acquisition are included in the Company's consolidated results of operations from the date of acquisition.

          The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                                            At November 30, 2001
                                                            --------------------
           Current assets                                     $      550,357
           Furniture and equipment                                   180,000
           Intangible assets                                       4,420,000
           Excess of cost over fair value of
            net assets acquired                                      286,546
                                                              --------------
             Total assets acquired                                 5,436,903
                                                              --------------

           Current liabilities                                      (974,936)
           Long-term debt                                            (23,426)
                                                              --------------
             Total liabilities assumed                              (998,362)

           Other comprehensive loss                                    1,893
                                                              --------------
             Net assets acquired                              $    4,440,434
                                                              ==============

          The acquired intangible assets have a weighted-average useful life of approximately 16 years.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE 2 -  BUSINESS ACQUISITION (CONTINUED)

          A summary of the intangible assets and their useful lives are as follows:

           Patent applications                     $    3,300,000      19 years
           Existing proprietary formulas                  600,000      15 years
           Agreements not-to-compete                      390,000       3 years
           Drug delivery system formulas                   80,000      15 years
           Website and domain name                         50,000       3 years
                                                   --------------

                                                   $    4,420,000
                                                   ==============

          The following unaudited pro-forma summary presents the consolidated results of operations of the Company as if the acquisition had occurred at the beginning of the 2001 and 2000 fiscal years.

                                                      2001             2000
                                                      ----             ----
                                                (in thousands, except per share)

            Net sales                           $      3,711      $      2,481
            Gross profit                               1,433             1,357
            Net (loss) income                           (959)               11
            Earnings (loss) income per
              common share                             (0.29)             0.01

          The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable, and do not reflect any benefit from economies which might be achieved from combined operations. The pro-forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE 3 -  FURNITURE AND EQUPMENT

          A summary at December 31, 2001 is as follows:

            Furniture and equipment                              $       43,157
            Computer equipment                                           42,058
            Vehicles held under capital leases                           50,000
            Leasehold improvements                                       70,644
                                                                 --------------

                                                                        205,859
            Less accumulated depreciation, including $1,389
              for vehicles held under capital leases                      8,119
                                                                 --------------

                                                                 $      197,740
                                                                 ==============

          Depreciation expense charged to operations totaled $8,028 (including $1,389 for vehicles held under capital lease obligations) and $91 for the years ended December 31, 2001 and 2000, respectively.

NOTE 4 -  INVESTMENT IN EQUITY SECURITIES

          In September 2001 and October 2001, the Company purchased 8,753,797 shares (approximately 24.3%) of common stock of Biofarm S.A. ("Biofarm"), a listed company on the Romanian Stock Exchange, in exchange for 1,700,000 shares of the Company's common stock. Subsequently, Biofarm issued new shares by incorporating revaluation reserves which were calculated in accordance with Romanian accounting law. As a result, the total number of shares owned by the Company increased from 8,753,797 shares to 14,432,064 shares. The Company's underlying equity in net assets as reported by Biofarm at December 31, 2001 was approximately $1,765,000.

          The difference between the Company's reported equity and Biofarm's underlying equity is principally due to the accounting treatment given to the Company's original investment in Biofarm. This was accomplished by an exchange of common stock between the Company and its major shareholder. The Company's basis in the transferred stock became the basis in the Biofarm common stock, which was less than Biofarm's underlying equity. At December 31, 2001, the closing price of Biofarm common stock was approximately $0.065 per share, resulting in an aggregate market value for the Company's investment of approximately $938,000.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE 4 - INVESTMENT IN EQUITY SECURITIES (CONTINUED)

          The following represents selected financial information from the audited financial statements of Biofarm. All amounts are shown in thousands.

                Total assets                               $           8,224
                                                           =================
                Total liabilities                          $             971
                                                           =================
                Net income                                 $           1,397
                                                           =================

NOTE 5 -  INTANGIBLE ASSETS

          A summary at December 31, 2001 is as follows:

                Patents                                    $       3,300,000
                Formulas                                             680,000
                Agreements not-to-compete                            390,000
                Excess of cost over fair value of net
                  assets acquired                                    286,546
                Website development                                   77,289
                                                           -----------------

                                                                   4,733,835
                Less accumulated amortization                         26,289
                                                           -----------------
                                                           $       4,707,546
                                                           =================

          Estimated amortization expense for the years ending December 31, 2002, 2003, 2004, 2005 and 2006 is $192,000, $192,000, $179,777, $45,333 and
          $45,333, respectively. Amortization expense totaled $24,865 and $1,424 for the years ended December 31, 2001 and 2000, respectively.

          Agreements Not-to-Compete
          -------------------------
          Pursuant to the stock purchase and share exchange agreement (Note 2), certain shareholders of the Company entered into non-competition agreements. The agreements have been recorded at fair market value at the date of purchase as valued by an unrelated party. The agreements are amortized on a straight-line basis over their estimated economic lives of 3 years.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE 5 -  INTANGIBLE ASSETS (CONTINUED)

          Excess of cost over fair value of net assets acquire
          ----------------------------------------------------
          Excess of cost over fair value of net assets acquired arising from the acquisition of XCEL and BioSelect (Note 2) include amounts paid to consultants for services provided relating to the purchase of the companies. Excess of cost over fair value of net assets acquired will be amortized pursuant to SFAS No. 142.

          Website Development
          -------------------
          The Company capitalizes certain software development costs, which are amortized using the straight-line method over the estimated useful lives of the software, not to exceed three years.

NOTE 6 -  SEGMENT INFORMATION

          The Company has three business units that have separate management and reporting infrastructures that offer different products and services. The business units have been aggregated into three reportable segments: Corporate, Pharmaceutical, and Research and Development. The Corporate group is the holding company and oversees the operations of the other business units. The Corporate group also arranges financing and strategic guidance for the entire organization. The Pharmaceutical group provides in-home pharmaceutical products, primarily in Southern California. The Research and Development group develops future and present products in the fields of drug delivery, vitamins and minerals, and cosmetic pharmaceuticals.

          The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1). The Company has no intersegment sales for the year ended December 31, 2001. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items and interest income and expense.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE 6 -  SEGMENT INFORMATION (CONTINUED)

          Summarized financial information concerning the Company's reportable segments is shown in the following table for the year ended December 31, 2001:

                                                                             Research and
                                               Corporate    Pharmaceutical    Development   Consolidated
                                             ------------   --------------   ------------   ------------
          Revenue                             $          -   $     341,813    $          -   $    341,813
          Operating Loss                      $    688,925   $      25,885    $     20,286   $    735,096
          Depreciation and amortization       $     10,550   $      22,343    $          -   $     32,893
          Interest expense, net               $      1,146   $       3,300    $          -   $      4,446
          Identifiable Assets                 $  1,125,791   $   1,843,405    $  3,300,000   $  6,269,196

NOTE 7 -  LINE OF CREDIT

          The Company may borrow up to $75,000 under a revolving line of credit agreement, which has an automatic annual renewal, expiring in March 2003. Interest is payable at 2.5% above the prime interest rate. At December 31, 2001, the interest rate was 7.5%. The agreement is guaranteed by certain stockholders of the Company. Interest expense totaled $491 for the year ended December 31, 2001.

NOTE 8 -  NOTES PAYABLE

          A summary is as follows:

           Note payable,  bank, interest at the banks'
             reference rate with a floor of 5.5%,  currently
             5.5% per annum,  secured by a savings account
             owned by a stockholder of the Company, due November
             2002                                                   $   160,000

           Note payable, individual, interest at 10% per annum,
             unsecured, due October 2002                                 61,146

           Note payable, individual, interest at 10% per annum,
             unsecured, due March 2003                                   55,000

           Note payable, individual, interest at 12% per annum,
             unsecured, due May 2002                                     55,000

           Notes payable, individuals, interest at 10% per
             annum, secured by second trust deeds on the homes
             of certain  stockholders of the Company, due June
             2000, the note holders have not demanded payment
             as of December 31, 2001                                     45,000

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

 NOTE 8 - NOTES PAYABLE (CONTINUED)

           Note payable, individual, interest at 10% per annum,
             unsecured, due September 2003                               20,000

           Note payable, individual, interest at 10% per annum,
             unsecured, due on demand                                    16,620

           Note payable, individual, interest at 19% per annum,
             unsecured, due October 2002                                  9,630

           Note payable, individual, interest at 12% per annum,
             unsecured, due on demand                                     6,000
                                                                    -----------

                                                                        428,396
           Less current maturities                                      408,396
                                                                    -----------
                                                                    $    20,000
                                                                    ===========

          The following is a summary of the principal amounts payable over the next two years:

               2002                                                 $   408,396
               2003                                                      20,000
                                                                    -----------

                                                                    $   428,396
                                                                    ===========

          Interest expense totaled $3,658 for the year ended December 31, 2001. The Company had no interest expense for the year ended December 31, 2000.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE 9 - OBLIGATIONS UNDER CAPITALIZED LEASES

          In December 2001, the Company incurred capital lease obligations for vehicles. Aggregate monthly payments of $1,845, including average interest at 11.2% per annum, are due through various dates expiring December 2003 through March 2004, and are secured by the related vehicles. Interest expense totaled $390 for the year ended December 31, 2001.

          The following is a summary of the principal amounts payable over the next three years:

            Years ending
            December 31,
            ------------
            2002                                                 $       22,143
            2003                                                         22,143
            2004                                                          1,061
                                                                 --------------

            Total minimum lease payments                                 45,347
            Less amount representing interest                             4,977
                                                                 --------------
            Present value of net minimum lease payments                  40,370
                     Less current maturities                             18,229
                                                                 --------------

                                                                 $       22,141
                                                                 ==============

NOTE 10 - EMPLOYEE BENEFIT PLANS

          XCEL, a wholly owned subsidiary of the Company, sponsors an employee benefit plan, pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The plan allows the Company to make matching contribution at the discretion of the Board of Directors. The Company did not provide matching contributions for 2001.

          XCEL also has a qualified, noncontributory profit sharing plan covering full-time employees of XCEL who have at least 1,000 hours of service and are not covered under a collective bargaining agreement. The plan provides for contributions of 3% of eligible salaries for all eligible employees. There was no profit sharing expense charged to operations for the years ended December 31, 2001.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE 11 - COMMON STOCK

          Common stock
          ------------
          In February 2001, the Company sold 499,450 shares of its common stock at $0.25 per share from an initial public offering, raising net proceeds of approximately $125,000.

          In February 2001, the Company issued 20,000 shares of its common stock in exchange for a note payable in the amount of $5,000 or $0.25 per share. The note holder agreed to waive any interest earned thereon.

          In July 2001, the Company issued 475,000 shares of its common stock to a consultant in exchange for public and financial relation services valued at $118,750 or $0.25 per share (Note 14).

          In July 2001, the Company issued 1,000,000 shares of its common stock, valued at $250,000 or $0.25 per share, to its officers as compensation in exchange for services rendered for the period from August 1, 2001 through July 31, 2002. At December 2001, approximately $146,000 of this amount was unearned and has been included in stockholders' equity.

          In  September  2001 and October  2001,  the Company  issued  1,700,000 shares of its common stock in exchange for shares of Biofarm, SA valued at approximately $698,000 or $2.44 per share (Note 4).

          In September 2001, a consultant exercised 250,000 stock options to purchase common stock at an exercise price of $0.25 per share. The exercise generated proceeds of $62,500.

          In September 2001, consultants exercised 630,000 stock options to purchase common stock. The consultants exercised the options on a "cashless" basis and as a result were issued 563,366 shares of the Company's common stock. Subsequently, 385,132 shares of the Company's common stock was returned by the consultants and cancelled (Note 13).

          In December 2001, the Company issued 964,000 shares of its common stock in exchange for 100% of the issued and outstanding shares of XCEL Healthcare, Inc. and BioSelect Innovations, Inc. valued at approximately $4,400,000 or $4.56 per share (Note 2).

          In December 2001, the Company issued 12,000 shares of its common stock
          in  exchange   for  services   provided  to  the  Company   valued  at
          approximately $55,000 or $4.56 per share.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE 12 - INCOME TAXES

          For Federal income tax return purposes, the Company has available net operating loss carry-forwards of approximately $770,000 which expire through 2021 and are available to offset future income tax liabilities.

          Temporary differences which give rise to deferred tax assets and liabilities at December 31, 2001 are as follows:

               Deferred tax asset arising from net
                 operating loss carry forwards                $        308,000
               Valuation allowance                                    (308,000)
                                                              ----------------

                         Net deferred tax asset               $              -
                                                              ================

          The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended December 31, 2001 and 2000:

                                                      December 31,  December 31,
                                                          2001          2000
                                                      ------------  ------------

            Federal and state income tax rate            (34.0)%       (34.0)%
            State income taxes, net federal benefit       (6.0)%        (6.0)%
            Effect of valuation allowance                 40.0 %        40.0 %
                                                      ------------  ------------
            Effective income tax rate                      0.0 %         0.0 %
                                                      ===========   ===========


NOTE 13 - STOCK OPTIONS

          The Company has adopted the 2001 Equity Incentive Plan (the "Plan"). The Plan authorizes the issuance of up to 2,000,000 shares of the Company's common stock pursuant to the exercise of options granted thereunder. The Board of Directors administers the Plan, selects recipients to whom options are granted and determines the number of shares to be awarded. Options granted under the Plan are exercisable at a price determined by the Board of Directors at the time of grant, but in no event less than fair market value.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE 13 - STOCK OPTIONS (CONTINUED)

          Non-employee options
          --------------------
          In August 2001, the Company granted options, as included in the table below, to purchase 880,000 shares of the Company's common stock at an exercise price of $0.25 per share, exercisable for a period of one year. The options were issued in exchange for consulting services to be provided to the Company over a one-year period. The value of the options totaled $148,404 at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.57%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 194%; and term of 1 year. All of the options were exercised in September 2001. In March 2002 and April 2002, the Company entered into rescission agreements with three of the consultants. Pursuant to the agreements, common stock issued to the consultants totaling 385,132 shares of the Company's common stock were returned to the Company and the shares were retired (Note 11).

          The average remaining life of the outstanding options is approximately nine years. The number and weighted average exercise prices of options granted under the Plan, for the year ended December 31, 2001 are as follows:

                                                                   2001
                                                           ---------------------
                                                                         Average
                                                                        Exercise
                                                             Number       Price
                                                           ----------   --------
           Outstanding at beginning of the year                     -    $    -
           Granted during the year                          1,380,000      0.25
           Exercised during the year                          880,000      0.25
                                                           ----------
           Outstanding and exercisable at end of
            the year                                          500,000      0.25
                                                           ==========

          The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE 13 - STOCK OPTIONS (CONTINUED)

          Pro forma information regarding the effect on operations is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions: risk free interest rate of 3.57%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 194%; term of 1 year.

          This option valuation model requires input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

          For purposes of FASB 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:

                                                               December 31, 2001
                                                               -----------------
              Net loss, as reported                            $      (735,096)
              Pro forma net loss                               $      (819,415)

              Basic and diluted historical loss per share      $          (.22)
              Pro forma basic and diluted loss per share       $          (.25)

NOTE 14 - COMMITMENTS AND CONTINGENCIES

         Leases
         ------
         The Company leases its office facilities under various lease agreements expiring through July 2004. Rental expense under operating leases totaled $15,751 for the year ended December 31, 2001. There was no rent expense for the year ended December 31, 2000. As of December 31, 2001, future minimum rental payments required under operating leases are as follows:

               Year ending December 31,
                  2002                                       $          48,832
                  2003                                                  36,832
                  2004                                                  20,772
                                                             -----------------

                                                             $         106,436
                                                             =================

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

          Employment Agreements
          ---------------------
          In December 31, 2001, the Company entered into employment agreements with three stockholders of the Company to pay an annual base salary of $125,000, $125,000 and $85,000 through December 2004. The agreements include provisions for salary increases and stock options based on earnings growth the Company may achieve.

          Under this agreement, salaries totaled approximately $28,000 for the year ended December 31, 2001.

          Consulting Agreements

          In July 2001, the Company entered into a consulting agreement with an unrelated party for public and financial relations for the nine month period ending May 3, 2002 valued at approximately $461,000 in exchange for shares of the Company's common stock. At December 31, 2001, the Company issued 475,000 shares of its common stock valued at $118,750 (Note 11) and accrued approximately $132,000 for services performed which will be paid in 2002 with additional shares of the Company's common stock.

NOTE 15 - SUBSEQUENT EVENTS

          Employment Agreements
          ---------------------
          Effective January 1, 2002, the Company entered into employment agreements with officers of the Company to pay an annual base salary of $190,000 plus cash bonuses based on key milestone's the Company may achieve. The agreements expire on December 31, 2005. To date, the officers have deferred payment on such compensation.

          Stock Options
          -------------
          In March 2002 and April 2002, the Company entered into rescission agreements with three consultants upon the termination of respective consulting agreements. Pursuant to the agreements, common stock issued to the consultants totaling 385,132 shares of the Company's common stock were returned to the Company and the shares were subsequently retired.

          In March 2002 and April 2002, the Company granted options to purchase a total of 105,000 shares of its common stock at exercise prices ranging from $1.25 to $3.10 per share in consideration for services provided to the Company. Certain options are subject to vesting.

          Loans payable - officers/stockholders
          -------------------------------------
          Two officers/stockholders loaned a total of $140,000 to the Company through April 15, 2002. These loans accrue interest at 8% per annum. The principal and any unpaid interest is due on demand.