Form 10QSB
period 2002-03-31
HEALTH SCIENCES GROUP INC
filed 2002-05-20
CIK 1127696

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------
                                   FORM 10-QSB
                         -------------------------------



                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For fiscal quarter ended March 31, 2002

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

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 17, 2002, there were outstanding 5,346,184 shares of the issuer's common stock, $0.001 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None.

================================================================================

                  HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements

           Condensed Consolidated Balance Sheet as of March 31, 2002........ 2

           Condensed Consolidated Statements of Operations for the
               Quarter Ended March 31, 2002 and March 31, 2001.............. 3

           Condensed Consolidated Statements of Cash Flows for the
               Quarter Ended March 31, 2002 and March 31, 2001.............. 4

           Notes to Condensed Consolidated Financial Statements............. 6

   Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................... 9


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings...............................................15
   Item 2.  Changes in Securities...........................................15
   Item 3.  Defaults upon Senior Securities.................................15
   Item 4.  Submission of Matters to a Vote of Security Holders.............15
   Item 5.  Other Information...............................................15
   Item 6.  Exhibits and Reports............................................15

   Signatures ............................................................. 16

                                                HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                                        CONDENSED CONSOLIDATED BALANCE SHEET
                                                                              MARCH 31, 2002
--------------------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS:
  Cash                                                                        $       2,213
  Accounts receivable, net of contractual allowance totaling $67,825                522,680
  Inventory                                                                         123,342
  Prepaid expenses                                                                    6,649
  Other current assets                                                              128,393
                                                                              -------------
            Total current assets                                                    783,277

FURNITURE AND EQUIPMENT, net of accumulated depreciation and amortization           188,027

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED                               350,546
INTANGIBLE ASSETS, net of accumulated amortization                                4,370,726
                                                                              -------------

                                                                              $   5,692,576
                                                                              =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                       $   1,024,719
  Line of credit                                                                     73,000
  Current maturities of notes payable                                               379,653
  Current maturities of obligations under capitalized leases                         20,752
  Loans payable, stockholders                                                       111,510
                                                                              -------------
            Total current liabilities                                             1,609,634

NOTES PAYABLE, less current maturities                                               75,000

OBLIGATIONS UNDER CAPITALIZED LEASES, less current maturities                        15,166
                                                                              -------------

          Total liabilities                                                       1,699,800
                                                                              -------------
STOCKHOLDERS' EQUITY:
  Preferred stock; $0.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                                          -
  Common stock; $0.001 par value, 50,000,000 shares
    authorized, 5,210,184 shares issued and outstanding                               5,210
  Additional paid-in capital                                                      5,421,860
  Prepaid compensation expense                                                      (83,333)
  Total other comprehensive loss                                                     (1,850)
  Accumulated deficit                                                            (1,349,111)
                                                                              --------------
          Total stockholders' equity                                              3,992,776
                                                                              -------------

                                                                              $   5,692,576
                                                                              =============

    The accompanying notes are an integral part of these financial statements

                                               HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                                       CONDENSED CONSOLIDATED STATEMENTS OF
                                                    OPERATIONS AND OTHER COMPREHENSIVE LOSS
                                             FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001
-------------------------------------------------------------------------------------------

                                             Fiscal Quarter Ended      Fiscal Quarter Ended
                                                March 31, 2002            March 31, 2001
                                                ---------------           --------------
SALES, net                                      $     1,194,796           $            -

COST OF GOODS SOLD                                      873,704                        -
                                                ---------------           --------------

GROSS PROFIT                                            321,092                        -
                                                --------------            --------------

RESEARCH AND DEVELOPMENT                                 16,650                        -
GENERAL AND ADMINISTRATIVE EXPENSES                     869,963                   72,541
                                                --------------            --------------

TOTAL OPERATING EXPENSES                                886,613                   72,541
                                                ---------------           --------------

LOSS FROM OPERATIONS                                   (565,521)                 (72,541)

INTEREST (EXPENSE) INCOME, net                          (12,847)                      19
                                                ----------------          --------------

LOSS BEFORE INCOME TAXES                               (578,368)                 (72,522)

PROVISION FOR INCOME TAXES                                    -                        -
                                                ---------------           --------------

NET LOSS                                               (578,368)                 (72,522)

OTHER COMPREHENSIVE LOSS -
  unrealized loss on marketable securities                 (188)                       -
                                                ---------------           --------------

TOTAL COMPREHENSIVE LOSS                        $      (578,556)          $      (72,522)
                                                ===============           ==============


NET LOSS PER SHARE - basic and diluted          $         (0.11)          $        (0.05)
                                                ===============           ==============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - basic and diluted                     5,146,901                1,547,222
                                                ===============           ==============

    The accompanying notes are an integral part of these financial statements

                                                          HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001
------------------------------------------------------------------------------------------------------

                                                           Fiscal Quarter Ended   Fiscal Quarter Ended
                                                              March 31, 2002         March 31, 2001
                                                             ----------------        ---------------
CASH FLOWS USED FOR OPERATING ACTIVITIES:
  Net loss                                                   $       (578,368)       $       (72,522)

  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    USED FOR OPERATING ACTIVITIES:
      Depreciation and amortization                                    71,304                  2,381
      Services provided by officers                                         -                 10,651
      Issuance of common stock for services rendered                  208,790                      -
      Provision for contractual allowance                              10,468                      -
      Common stock issued to officers as compensation                  62,500                      -
  CHANGES IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS:
      Accounts receivable                                            (163,235)                     -
      Inventory                                                        (6,273)                     -
      Prepaid expenses                                                 (6,569)                     -

    INCREASE IN LIABILITIES -
      accounts payable and accrued expenses                           300,792                 26,340
                                                             ----------------        ---------------

          Net cash used for operating activities                     (100,591)               (33,150)
                                                             -----------------       ----------------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Purchase of furniture and equipment                                 (11,317)                (3,256)
                                                             -----------------       ----------------

          Net cash used for investing activities                      (11,317)                (3,256)
                                                             -----------------       ---------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from notes payable                                          43,323                  5,000
  Payments on notes payable                                           (17,066)                     -
  Payments on capital lease obligations                                (4,452)                     -
  Proceeds from stockholders                                           92,316                      -
  Payments to stockholders                                                  -                 (8,000)
  Issuance of common stock                                                  -                 45,750
                                                             ----------------        ---------------
          Net cash provided by financing activities                   114,121                 42,750
                                                             ----------------        ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               2,213                  6,344
CASH AND CASH EQUIVALENTS, beginning of period                              -                  5,311
                                                             ----------------        ---------------

CASH AND CASH EQUIVALENTS, end of period                     $          2,213        $        11,655
                                                             ================        ===============

    The accompanying notes are an integral part of these financial statements

                                                          HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                        FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001
------------------------------------------------------------------------------------------------------

                                                           Fiscal Quarter Ended   Fiscal Quarter Ended
                                                              March 31, 2002         March 31, 2001
                                                             ----------------        ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                              $         12,847        $             -
                                                             ================        ===============
  Taxes paid                                                 $              -        $             -
                                                             ================        ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
  Exchange of investment in equity securities for
    common stock                                             $        844,977        $             -
                                                             ================        ===============
  Common stock issued for services                           $        369,500        $             -
                                                             ================        ===============



























    The accompanying notes are an integral part of these financial statements

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                             MARCH 31, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION

          Health Sciences Group, Inc. (the "Company") was incorporated in the state of Colorado on June 13, 1996 as Centurion Properties Development Corporation. The Company remained dormant until October 16, 2000 when its name was changed to iGoHealthy.com, Inc. On September 10, 2001, the Company changed its name to Health Sciences Group, Inc. Health Sciences Group is an innovative healthcare company focused on building a vertically integrated network of profitable life sciences companies operating in the value-added tiers of the nutraceutical and pharmaceutical product supply chain. In the year 2000, the Company was considered a development stage enterprise.

         Effective December 14, 2001, the Company acquired 100% of the outstanding stock of XCEL Healthcare, Inc., a California corporation and the outstanding shares of BioSelect Innovations, Inc., a Nevada corporation for approximately $4.4 million.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         ---------------------------

         These financial statements include the accounts of the Company and its wholly-owned subsidiaries, XCEL Healthcare, Inc. ("XCEL") and BioSelect Innovations, Inc. ("BioSelect"). All material inter-company accounts have been eliminated in consolidation.

         Basis of Presentation
         ---------------------
         The unaudited condensed consolidated financial statements have been prepared by Health Sciences Group, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the quarter ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002. These financial statements and the notes hereto should be read in conjunction with the Company's consolidated audited financial statements and related footnotes for the year ended December 31, 2001 included in the Company's annual report on Form 10-KSB which was filed April 16, 2002.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                             MARCH 31, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Going Concern
         -------------
         As reflected in the accompanying condensed consolidated financial statements, the Company has a loss from operations, its current liabilities exceed its current assets and the Company is delinquent in payments of its notes payables. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company's ability to continue to raise capital and generate positive cash flows from operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

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

         Accounting Policies
         -------------------
         There have been no changes in accounting policies used by the Company during the quarter ended March 31, 2002.

NOTE 3 - INTANGIBLE ASSETS

         A summary at March 31, 2002 is as follows:

                Patents                                  $    3,300,000
                Formulas                                        680,000
                Agreements not-to-compete                       390,000
                Website development                              77,289
                                                         --------------
                                                              4,447,289
                Less accumulated amortization                    76,563
                                                         --------------
                                                         $    4,370,726
                                                         ==============

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                             MARCH 31, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 4 - SEGMENT INFORMATION

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

         The Company has no intersegment sales for the quarter ended March 31, 2002. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items and interest income and expense.

         Summarized financial information concerning the Company's reportable segments is shown in the following table for the quarter ended March 31, 2002:

                                                                             Research and
                                           Corporate     Pharmaceutical      Development      Consolidated
                                         ------------   ---------------      ------------    --------------
         Revenue                         $          -   $     1,194,796      $          -    $    1,194,796
         Loss before income taxes        $    461,103   $       100,765      $     16,500    $      578,368
         Depreciation and amortization   $      3,042   $        68,262      $          -    $       71,304
         Interest expense, net           $      1,956   $        10,891      $          -    $       12,847
         Identifiable Assets             $    157,870   $     2,234,706      $  3,300,000    $    5,692,576


NOTE 5 - INVESTMENT IN EQUITY SECURITIES

         In September 2001 and October 2001, the Company purchased 8,753,797 shares (approximately 24.34%) of common stock of Biofarm S.A. ("Biofarm"), a listed company on the Romanian Stock Exchange, in exchange for 1,700,000 shares of the Company's common stock.
         Subsequently, Biofarm issued new shares by incorporating revaluation reserves which were calculated in accordance with Romanian accounting law. As a result, the total number of shares owned by the Company increased from 8,753,797 shares to 14,432,064 shares.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                             MARCH 31, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 5 - INVESTMENT IN EQUITY SECURITIES (CONTINUED)

         The purchase of the stock was accomplished by an exchange of common stock between the Company and its major shareholder. Therefore, the value of the transaction was recorded at the historical cost of the major shareholder pursuant to accounting principles generally accepted in the United States of America.

         Effective January 1, 2002, the Company and International Pharmaceutical Group, LLC ("IPG") agreed to rescind the Stock Purchase Agreement previously executed on September 7, 2001 for a 24.43% interest in Biofarm, S.A., a Romanian pharmaceutical company. Pursuant to the Rescission Agreement, the Company and IPG have determined that Mr. Harry S. Branch, the Managing Member of IPG, either individually or through an affiliate, could not facilitate the acquisition of the remaining outstanding shares of Biofarm by the Company. Also, with respect to the deployment of the Company's new strategic direction, Branch was unable to provide operational and or advisory services. In connection with the rescission, the Company retired 1,700,000 shares of its common stock, previously issued to Harry S. Branch as part of the Stock Purchase Agreement.

         Effective with the final execution of documents related to the rescission agreement, Harry S. Branch, who has served as Health Sciences' Chairman of the Board since September 2001, has officially resigned from his post. Messrs. Tannous and Glaser have been appointed as Co-Chairmen of the Board of Directors.

NOTE 6 - STOCKHOLDERS' EQUITY

         In February and March 2002, the Company issued 101,500 shares of common stock to consultants in exchange for business development, acquisitions and administrative services valued at $369,500. Of this amount, $208,790 has been expensed in the current quarter, $127,000 is included in other current assets as they relate to acquisitions of Portfolio Companies, and $34,000 represents payment to a consultant for valuation services of XCEL Healthcare, Inc. and BioSelect Innovations, Inc. The shares have been recorded at the fair market value at the date of issuance.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                             MARCH 31, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 7 - SUBSEQUENT EVENTS

         On April 9, 2002, the Company granted three consultants each an option to purchase 25,000 shares of its common stock at an exercise price of $1.25 per share in consideration of services rendered as consultants to the Company through April 8, 2003. The estimated value of the options totaled approximately $120,000 at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest of 2.55%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 116%; and a term of 1 month. The options were exercised in April 2002, which generated net proceeds to the Company totaling $93,750.

         As of May 17, 2002, Messrs. Tannous and Glaser loaned a total of $170,000 to the Company. The loans accrue interest at 8% per annum. The principal and any unpaid interest is due on demand.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         This report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and accompanying notes herein. The financial information presented is for the quarter ended March 31, 2002 and March 31, 2001.

OVERVIEW

         Health Sciences Group, Inc. (the "Company'), a Colorado corporation, is an innovative healthcare company focused on building a vertically integrated network of profitable life sciences companies operating in the value-added tiers of the nutraceutical and pharmaceutical product supply chain. Through the successful execution of its acquisition, vertical integration and expansion strategy, Health Sciences expects to rapidly create enterprise value by:

          o    realizing significant operational efficiencies;

          o    fostering the cross-pollination of innovation;

          o    creating new proprietary product lines;

          o expediting product launches through streamlined, coordinated production;

          o    focusing on positive cash-flow companies;

          o    adhering to the value-added tiers of the supply chain; and

          o    providing   access   to   capital,   management   and   strategic
               relationships

         The Company plans to leverage the benefits of its public status, the knowledge of its executive management team, and access to capital resources of its strategic investors to assist in developing the business strategies, operations and management teams of companies it acquires (the "Portfolio Companies"). The Health Sciences portfolio of companies is currently comprised of XCEL Healthcare, Inc., a fully-licensed, specialty healthcare pharmacy focused on delivering full service pharmacology solutions to customers with chronic ailments that require long-term therapy; and BioSelect Innovations, Inc., a research and development firm that possesses substantial intellectual property which is expected to yield high margin products with significant proprietary value. Health Sciences has also entered into a Letter of Intent to acquire Quality Botanical Ingredients, Inc., a leading manufacturer and contract processor of bulk botanical materials and nutritional ingredients supplied to buyers in various industries including pharmaceutical, nutraceutical, and cosmetics.

         The consistent growth expected in the fragmented healthcare market presents potential opportunities for the Company to acquire health-related companies at favorable discounts. Within this market, management believes that there are acquisition candidates which have significant market potential for their products but lack the strategic guidance, operational support, and capital resources necessary to maximize scales of efficiency in production and distribution channels to yield higher margins. In management's opinion, these companies offer quality products and/or services and are often well positioned in their respective markets, but lack these elements necessary to bring them to the next level of growth. Coupled with the recent economic down-turn and reduced accessibility to capital markets, the Company believes that is has an opportunity to employ its resources in making acquisitions consistent with its growth strategy.

         Through an expansive network and long-standing relationships, management has access to a steady supply of such quality acquisition candidates. The Company plans to leverage the core competency of its management team, having experience in mergers and acquisitions, financings, business valuations, and operations management to effectuate such transactions. Management expects to take an active role in providing strategic guidance and operational support. By applying operational improvements, introducing synergistic efficiencies, and leveraging economies of scale, management expects to further enhance the Company's shareholder value. The goal of the Company is to become a significant operator in the health-related industries by acquiring, integrating and operating profitable, under-valued companies.

RESULTS OF OPERATIONS

Quarter ended March 31, 2002 compared to quarter ended March 31, 2001
---------------------------------------------------------------------

         NET SALES AND COST OF GOODS SOLD. The Company's net sales for the quarter ended March 31, 2002 were $1,194,796 and cost of goods sold for the same period totaled $873,704, or 73.1% of net sales, resulting in a gross profit of $321,092, or 26.9% of net sales. The Company did not generate sales for the quarter ended March 31, 2001. Management hopes to be able to reduce costs of goods sold as a percentage of sales through increased purchasing power and operational efficiencies.

         OPERATING EXPENSES. Operating expenses for the quarter ended March 31, 2002 and 2001 totaled $886,613, or 74.2% of net sales, and $72,541, respectively. Operating expenses primarily include consulting expenses related to potential acquisitions and business development, salaries, and depreciation and amortization. Management hopes to reduce operating expenses through economies of scale and more efficient operations. The largest components of operating expenses are salaries, consulting fees, professional fees, and depreciation and amortization totaling approximately $318,000, $210,000, $75,000 and $71,000, respectively. The consulting fees principally relate to the business development of XCEL and BioSelect. Professional fees are for accounting and legal services performed. Depreciation and amortization increased as a result of the amortization of intangible assets established with the purchase of XCEL and BioSelect.

         NET LOSS. Net loss for the quarter ended March 31, 2002 and 2001 totaled $(578,368) or 48.4% of net sales, and $(72,522), respectively. Net loss per share of common stock was $(0.11) and $(0.05) for the quarter ended March 31, 2002 and 2001, respectively. There can be no assurance that the Company will ever achieve profitability or that a stream of revenue can be generated and sustained in the future.

CAPITAL RESOURCES AND LIQUIDITY

         ASSETS. The Company's current assets totaled $783,277 and $11,655 at March 31, 2002 and 2001, respectively. Total assets were $5,692,576 and $42,100 at March 31, 2002 and 2001, respectively. The increase in assets is primarily due to the purchase of XCEL and BioSelect. At March 31, 2002, assets consisted primarily of patents totaling $3,300,000, net formulas totaling $664,889, net accounts receivable totaling $522,680, net agreements not-to-compete totaling $346,667 and excess of cost over fair value of net assets acquired totaling $359,546. At March 31, 2001, assets consisted primarily of cash on hand totaling $11,655, furniture and equipment, net, totaling $4,820 and work-in-process related to the web site design and development totaling $25,625.

         LIABILITIES AND WORKING CAPITAL. The Company's current liabilities totaled $1,609,634 and $31,340 at March 31, 2002 and 2001, respectively. This resulted in working capital deficit totaling $(826,357) and $(19,685) at March 31, 2002 and 2001, respectively. Total liabilities were $1,699,800 and $31,340 at March 31, 2002 and 2001, respectively. The increase in liabilities is primarily due to the liabilities assumed as a result of the purchase of XCEL and BioSelect. At March 31, 2002, liabilities consisted primarily of accounts payable, accrued expenses and notes payable. At March 31, 2002, Messrs. Tannous and Glaser loaned a total of $110,000 to the Company. These loans accrue interest at 8% per annum. The principal and any unpaid interest is due on demand.

CASH REQUIREMENTS AND ADDITIONAL FUNDING

         As of May 9, 2002, the Company's principal commitments consisted of agreements with various consultants who will provide the Company with business development, public and financial relations, and raising additional debt or equity financing in exchange for stock of the Company or a portion of proceeds raised.

         In March 2002, the Company executed a letter of intent to purchase Quality Botanical Ingredients ("QBI") whose facilities are based in South Plainfield, New Jersey for cash and shares of the Company's common stock. QBI is a leading purchaser, manufacturer and contract processor of bulk botanical materials and nutritional ingredients supplied to buyers in the pharmaceutical, nutraceutical, and cosmetic industries. QBI uses patented pulverizing/grinding technology in its state-of-the-art milling, sifting, blending and densifying processes.

         Management believes that cash on hand will be insufficient to meet its anticipated needs for working capital, capital expenditures and business development for the next twelve months. The Company is currently in the process of raising $2,000,000 to $3,000,000 from the sale of equity securities. If the Company is unable to raise additional funds, management may be forced to curtail or cease operations.

         Even if we are able to continue our operations, the failure to obtain debt or equity financing could have a substantial adverse effect on our business and financial results, and we may need to delay additional purchases of potential portfolio companies. Although we have historically relied upon financing provided by our officers and directors to supplement operations, they are not legally obligated to provide the Company with any additional funding in the future. We are in the process of obtaining a line of credit with a financial institution for general working capital purposes.

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

SUBSEQUENT EVENTS

         On April 9, 2002, the Company granted three consultants each an option to purchase 25,000 shares of its common stock at an exercise price of $1.25 per share in consideration of services rendered as consultants to the Company through April 8, 2003. The estimated value of the options totaled approximately $120,000 at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest of 2.55%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 116%; and a term of 1 month. The options were exercised in April 2002, which generated net proceeds to the Company totaling $93,750.

         As of May 17, 2002, Messrs. Tannous and G laser loaned a total of $170,000 to the Company. The loans accrue interest at 8% per annum. The principal and any unpaid interest is due on demand.

                                OTHER INFORMATION



PART II.        Other Information

Item 1.         Legal Proceedings - None.

Item 2.         Changes in Securities

                The following information is furnished as to the sale of securities of the Company that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

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

                (3) In February and March 2002, the Company issued 101,500 shares of common stock to consultants in exchange for business development, acquisitions and administrative services valued at $369,500.

                The   transactions   described   above  were   exempt  from  the
                registration  requirements  of the  Securities  Act  pursuant to
                Section 4(2) thereof.

Item 3.         Defaults Upon Senior Securities - None.

Item 4.         Submission of Matters to Vote of Security Holders - None.

Item 5.         Other Information - None.

Item 6.         Exhibits and Reports - None.

<
                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized this 17th day of May 2002.


                                     HEALTH SCIENCES GROUP, INC.

May 17, 2002                    By:     /s/ Fred E. Tannous
                                     -------------------------------------------
                                     Fred E. Tannous
                                     Chief Executive Officer,
                                     Principal Financial Officer and Co-Chairman


May 17, 2002                            /s/ Bill Glaser
                                     -------------------------------------------
                                     Bill Glaser
                                     President, Secretary and Co-Chairman


May 17, 2002                            /s/ David Johnson
                                     -------------------------------------------
                                     David Johnson
                                     Controller