Form 10QSB
period 2002-06-30
HEALTH SCIENCES GROUP INC
filed 2002-08-20
CIK 1127696

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------
                                   FORM 10-QSB
                        -------------------------------



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                        COMMISSION FILE NUMBER: 333-51628



                           HEALTH SCIENCES GROUP, INC.
        (Exact name of Small Business Issuer as specified in its Charter)



           COLORADO                                          91-2079221
  (State or other jurisdiction of                          (IRS Employer
  incorporation or organization)                          Identification No.)


                              Howard Hughes Center
                          6080 Center Drive, 6th Floor
                          Los Angeles, California 90045
                                 (310) 242-6700
                    (Address, and telephone number, including
               area code, of issuer's principal executive offices)

--------------------------------------------------------------------------------



Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 13, 2002, there were outstanding 5,918,146 shares of the issuer's common stock, $0.001 par value.


                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None.

================================================================================

                  HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

    Item 1.   Consolidated Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheet as of June 30, 2002...... 2

              Condensed Consolidated Statements of Operations for the
              Quarter and Six Months Ended June 30, 2002 and June 30, 2001.. 3

              Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 2002 and June 30, 2001.............. 4

              Notes to Condensed Consolidated Financial Statements.......... 6

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................12


PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings..............................................17
   Item 2.   Changes in Securities..........................................17
   Item 3.   Defaults upon Senior Securities................................17
   Item 4.   Submission of Matters to a Vote of Security Holders............17
   Item 5.   Other Information..............................................17
   Item 6.   Exhibits and Reports...........................................17

   Signatures ..............................................................18

                                               HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                                       CONDENSED CONSOLIDATED BALANCE SHEET
                                                                              JUNE 30, 2002
-------------------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS:
  Cash                                                                        $     115,548
  Accounts receivable, net of contractual allowance totaling $53,334                569,862
  Inventory                                                                         156,504
  Prepaid expenses and other current assets                                         249,872
                                                                              -------------

            Total current assets                                                  1,091,786

FURNITURE AND EQUIPMENT, net of accumulated depreciation and amortization           172,335

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED                               350,546
INTANGIBLE ASSETS, net of accumulated amortization                                4,320,478
                                                                              -------------
                                                                              $   5,935,145
                                                                              =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                       $   1,334,022
  Line of credit                                                                     73,000
  Current maturities of notes payable                                               399,029
  Current maturities of obligations under capitalized leases                         20,752
  Loans payable, stockholders                                                       246,510
                                                                              -------------
            Total current liabilities                                             2,073,313

NOTES PAYABLE, less current maturities                                               35,000

OBLIGATIONS UNDER CAPITALIZED LEASES, less current maturities                        10,590
                                                                              -------------
          Total liabilities                                                       2,118,903
                                                                              -------------
STOCKHOLDERS' EQUITY:
  Preferred stock; $0.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                                          -
  Common stock; $0.001 par value, 50,000,000 shares
    authorized, 5,883,146 shares issued and outstanding                               5,884
  Additional paid-in capital                                                      7,089,786
  Prepaid consulting fees                                                          (877,594)
  Prepaid compensation expense                                                      (20,833)
  Total other comprehensive loss                                                     (2,392)
  Accumulated deficit                                                            (2,378,609)
                                                                              --------------
          Total stockholders' equity                                              3,816,242
                                                                              -------------
                                                                              $   5,935,145
                                                                              =============

    The accompanying notes are an integral part of these financial statements

                                                                   HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                                                           CONDENSED CONSOLIDATED STATEMENTS OF
                                                                        OPERATIONS AND OTHER COMPREHENSIVE LOSS
                                                   FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
---------------------------------------------------------------------------------------------------------------

                                        Fiscal Quarter     Fiscal Quarter       Six Months         Six Months
                                             Ended              Ended              Ended              Ended
                                         June 30, 2002      June 30, 2001      June 30, 2002      June 30, 2001
                                        --------------     --------------      -------------      -------------

SALES, net                              $   1,408,958      $           -       $   2,603,754      $           -

COST OF GOODS SOLD                          1,028,817                  -           1,902,521                  -
                                        --------------     --------------      -------------      -------------

GROSS PROFIT                                  380,141                  -             701,233                  -
                                        --------------     --------------      -------------      -------------

RESEARCH AND DEVELOPMENT                       17,900                  -              34,550                  -
GENERAL AND ADMINISTRATIVE EXPENSES         1,373,712             55,653           2,243,675            128,071
                                        --------------     --------------      -------------      -------------

TOTAL OPERATING EXPENSES                    1,391,612             55,653           2,278,225            128,071
                                        --------------     --------------      -------------      -------------

LOSS FROM OPERATIONS                       (1,011,471)           (55,653)         (1,576,992)          (128,071)

INTEREST (EXPENSE) INCOME, net                (17,228)               122             (30,075)               241
                                        --------------     --------------      -------------      -------------

LOSS BEFORE INCOME TAXES                   (1,028,699)           (55,531)         (1,607,067)          (127,830)

PROVISION FOR INCOME TAXES                        800                  -                 800                  -
                                        --------------     --------------      -------------      -------------

NET LOSS                                   (1,029,499)           (55,531)         (1,607,867)          (127,830)

OTHER COMPREHENSIVE LOSS - unrealized
  loss on marketable securities                  (542)                 -                (730)                 -
                                        --------------     --------------      -------------      -------------

TOTAL COMPREHENSIVE LOSS                $  (1,030,041)     $     (55,531)      $  (1,608,597)     $    (127,830)
                                        ==============     ==============      ==============     =============


NET LOSS PER SHARE - basic and diluted  $       (0.19)     $       (0.03)      $       (0.30)     $       (0.07)
                                        ==============     ==============      ==============     =============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - basic and diluted           5,527,359          2,176,708           5,328,249          1,740,145
                                        ==============     ==============      ==============     =============

    The accompanying notes are an integral part of these financial statements

                                               HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
-------------------------------------------------------------------------------------------

                                                        Six Months Ended   Six Months Ended
                                                          June 30, 2002      June 30, 2001
                                                        ---------------    ---------------
CASH FLOWS USED FOR OPERATING ACTIVITIES:
  Net loss                                              $  (1,607,867)     $   (127,830)

  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    USED FOR OPERATING ACTIVITIES:
      Depreciation and amortization                           143,259             4,963
      Services provided by officers                                 -            24,431
      Issuance of common stock for services rendered          666,413                 -
      Provision for contractual allowance                      57,705                 -
      Common stock issued to officers as compensation         125,000                 -

  CHANGES IN ASSETS AND LIABILITIES:
    INCREASE IN ASSETS:
      Accounts receivable                                    (257,654)                -
      Inventory                                               (39,435)                -
      Prepaid expenses and other current assets               (57,308)                -

    INCREASE (DECREASE) IN LIABILITIES -
      accounts payable and accrued expenses                   723,611            (1,574)
                                                        -------------      -------------
          Net cash used for operating activities             (246,276)         (100,010)
                                                        --------------     -------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Purchase of furniture and equipment                         (17,331)           (6,117)
                                                        --------------     -------------
          Net cash used for investing activities              (17,331)           (6,117)
                                                        --------------     ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Decrease in bank overdraft                                 (113,516)                -
  Proceeds from notes payable                                  43,629                 -
  Payments on notes payable                                   (37,996)                -
  Payments on capital lease obligations                        (9,028)                -
  Proceeds from stockholders                                  227,316                 -
  Payments to stockholders                                          -            (8,000)
  Issuance of common stock                                    268,750           129,863
                                                        -------------      ------------
          Net cash provided by financing activities           379,155           121,863
                                                        -------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     115,548            15,736
CASH AND CASH EQUIVALENTS, beginning of period                      -             5,311
                                                        -------------      ------------
CASH AND CASH EQUIVALENTS, end of period                $     115,548      $     21,047
                                                        =============      ============

    The accompanying notes are an integral part of these financial statements

                                               HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                            FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
-------------------------------------------------------------------------------------------

                                                        Six Months Ended   Six Months Ended
                                                          June 30, 2002      June 30, 2001
                                                        ---------------    ---------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                         $      23,569      $          -
                                                        =============      ============
  Taxes paid                                            $         800      $          -
                                                        =============      ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
  Common stock issued for services                      $   1,648,050      $          -
                                                        =============      ============
  Exchange of investment in equity securities for
    common stock                                        $     844,977      $          -
                                                        =============      ============
  Stock options issued in exchange for services         $     120,300      $          -
                                                        =============      ============



























    The accompanying notes are an integral part of these financial statements

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                              JUNE 30, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------

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

          Effective December 14, 2001, the Company acquired 100% of the outstanding stock of XCEL Healthcare, Inc., a California corporation and the outstanding stock of BioSelect Innovations, Inc., a Nevada corporation for approximately $4.4 million.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation
          ---------------------------
          These financial statements include the accounts of the Company and its wholly-owned subsidiaries, XCEL Healthcare, Inc. ("XCEL") and BioSelect Innovations, Inc. ("BioSelect"). All material inter-company accounts have been eliminated in consolidation.

          Basis of Presentation
          ---------------------
          The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the quarter and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002. These financial statements and the notes hereto should be read in conjunction with the Company's consolidated audited financial statements and related footnotes for the year ended December 31, 2001 included in the Company's annual report on Form 10-KSB which was filed April 16, 2002.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                              JUNE 30, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------

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

          Management plans to take, or has taken, the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

               o XCEL and BioSelect are currently in negotiation with a financial institution for a line of credit.

               o The Company is seeking to raise equity funds that will be used to fund any capital shortfalls.

          New Accounting Pronouncements
          -----------------------------
          In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                              JUNE 30, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Accounting Policies
          -------------------
          There have been no changes in accounting policies used by the Company during the quarter ended June 30, 2002.


NOTE 3 - SEGMENT INFORMATION

          The Company has three business units that have separate management and reporting infrastructures that offer different products and services. The business units have been aggregated into three reportable segments: Corporate, Pharmaceutical, and Research and Development. The Corporate group is the holding company and oversees the operations of the other business units. The Corporate group also arranges financing and strategic guidance for the entire organization. The Pharmaceutical group provides in-home pharmaceutical products, primarily in Southern California. The Research and Development group develops products in the fields of drug delivery, vitamins and minerals, and cosmetic pharmaceuticals.

         The Company has no intersegment sales for the quarter ended June 30, 2002. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items and interest income and expense.

         Summarized financial information concerning the Company's reportable segments is shown in the following table for the six months ended June 30, 2002:

                                                                         Research and
                                          Corporate      Pharmaceutical   Development    Consolidated
                                        -----------      --------------  ------------    ------------
         Revenue                        $          -     $   2,603,754   $          -    $  2,603,754
         Loss before income taxes       $  1,472,753     $      76,248   $     58,066    $  1,607,067
         Depreciation and amortization  $      6,120     $     137,139   $          -    $    143,259
         Interest expense, net          $      8,932     $      21,143   $          -    $     30,075
         Identifiable Assets            $    246,498     $   2,388,647   $  3,300,000    $  5,935,145

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                              JUNE 30, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------

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

          On January 1, 2002, the Company and International Pharmaceutical Group, LLC ("IPG") agreed to rescind the Stock Purchase Agreement previously executed on September 7, 2001 for a 24.43% interest in Biofarm, S.A., a Romanian pharmaceutical company. Pursuant to the Rescission Agreement, the Company and IPG determined that Mr. Harry S. Branch, the Managing Member of IPG, either individually or through an affiliate, could not facilitate the acquisition of the remaining outstanding shares of Biofarm by the Company. Also, with respect to the deployment of the Company's new strategic direction, Branch was unable to provide operational and or advisory services. On April 26, 2002, the Company retired 1,700,000 shares of its common stock, previously issued to Harry S. Branch as part of the Stock Purchase Agreement.

          Effective April 26, 2002, pursuant to documents related to the Rescission Agreement, Harry S. Branch, who had served as Health Sciences' Chairman of the Board since September 2001, officially resigned from his post. Messrs. Tannous and Glaser were appointed as Co-Chairmen of the Board of Directors.

NOTE 5 - STOCKHOLDERS' EQUITY

          In February and March 2002, the Company issued 101,500 shares of common stock to consultants in exchange for business development, acquisition and administrative services valued at $369,790. Of this amount, $208,790 has been expensed in the six months ended June 30, 2002, $127,000 is included in other current assets as they relate to acquisitions of Portfolio Companies, and $34,000 represents payment to a consultant for valuation services of XCEL Healthcare, Inc. and BioSelect Innovations, Inc. The shares have been recorded at the fair market value at the date of issuance.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                              JUNE 30, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 5 -  STOCKHOLDERS' EQUITY (CONTINUED)

          On April 9, 2002, the Company granted three consultants each an option to purchase 25,000 shares of its common stock at an exercise price of $1.25 per share in consideration of services rendered as consultants to the Company through April 8, 2003. The estimated value of the options totaled approximately $120,000 at the date of grant. Of this amount, $30,075 has been expensed in the current quarter and $90,225 is included in prepaid expenses as this amount relates to services to be provided in the near term. The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest of 2.55%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 116%; and a term of 1 month. The options were exercised in April 2002, which generated net proceeds to the Company totaling $93,750.

          In April and May 2002, the Company issued 406,000 shares of common stock to consultants in exchange for business development, acquisition and investor relation services valued at approximately $1,280,000. Of this amount, approximately $312,000 has been expensed in the current quarter and approximately $90,000 is included in prepaid expenses and other current assets. Approximately $877,600 relates to future services and accordingly has been included in stockholder's equity as deferred compensation, to be amortized as earned. The shares were recorded at their fair market value on the date of issuance.

          In May 2002, Messrs. Tannous and Glaser, officer/shareholders of the Company, exercised 100,000 options to purchase common stock. The options were exercised on a "cashless" basis and as a result, the Company issued 91,962 shares of its common stock.

          In June 2002, the Company entered into a Securities Purchase Agreement with an unrelated party providing for the sale of 100,000 units, comprised of 100,000 shares of the Company's common stock and 100,000 common stock purchase warrants at $1.75 per unit. The shares are restricted pursuant to Rule 144. Using the Black-Scholes Option Pricing Model, the relative fair value of the warrants totaled $75,985. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $3.00. The warrants expire on June 9, 2004. Proceeds from the sale of shares and warrants totaled $175,000.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                              JUNE 30, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 6 - CONTINGENCIES

          The Company is currently in conversations with American Financial Communications, Inc. ("AFC") in an attempt to resolve a dispute between the parties over a Consulting Agreement between them. At issue are whether AFC is entitled to any additional shares under that agreement's anti-dilution provision, and if so, what that number of shares might be. The parties are currently discussing settlement and are considering mediation or arbitration (which the Consulting
          Agreement provides for) to resolve the dispute if settlement negotiations do not prove successful. The Company believes it has valid defenses to the claims made by AFC, including those based on non-performance, the applicability of the anti-dilution provision, and frustration of purpose. However, there can be no assurance that the Company would not be required to issue a significant number of additional shares to AFC. Based on AFC's assertions, the maximum number of shares that could be owed to AFC (based on the number of the Company's shares issued and outstanding as of August 13, 2002) is 687,614. AFC has also contended that it would be entitled to additional shares by virtue of the Consulting Agreement's anti-dilution provision in the future as the Company issues shares generally, which could require the issuance of as much as an additional 680,331 shares before the anti-dilution becomes of no further force or effect. Should AFC be successful in its claims and the Company be required to issue shares to AFC under the Consulting Agreement, such issuance could result in material dilution to current shareholders. The Company continues to assert its defenses and is exploring counterclaims against AFC. The Company cannot accurately predict the timing or resolution of this dispute, but does not presently anticipate that any such resolution would have a material adverse effect on the Company and its operations. As of June 30, 2002, the Company has accrued the appropriate value of the shares in question.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and accompanying notes herein. The financial information presented is for the quarters and six months ended June 30, 2002 and June 30, 2001.

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

     o    adhering to the value-added tiers of the supply chain; and

     o    providing access to capital, management and strategic relationships

     The Company plans to leverage the benefits of its public status, the knowledge of its executive management team, and potential access to capital resources to assist in developing the business strategies, operations and management teams of companies it acquires (the "Portfolio Companies"). The Health Sciences portfolio of companies is currently comprised of XCEL
Healthcare, Inc., a fully-licensed, specialty healthcare pharmacy focused on delivering full service pharmacology solutions to customers with chronic ailments that require long-term therapy; and BioSelect Innovations, Inc., a research and development firm that possesses substantial intellectual property which the Company believes may yield high margin products with significant proprietary value. Health Sciences has also entered into a Letter of Intent to acquire Quality Botanical Ingredients, Inc., a leading manufacturer and contract processor of bulk botanical materials and nutritional ingredients supplied to buyers in various industries including pharmaceutical, nutraceutical, and cosmetics.

The consistent growth expected in the fragmented healthcare market presents potential opportunities for the Company to acquire health-related companies at favorable discounts. Within this market, management believes that there are acquisition candidates which have significant market potential for their products but lack the strategic guidance, operational support, and capital resources necessary to maximize scales of efficiency in production and distribution channels to yield higher margins. In management's opinion, these companies offer quality products and/or services and are often well positioned in their respective markets, but lack these elements necessary to bring them to the next level of growth. Coupled with the recent economic down-turn and reduced accessibility to capital markets, the Company believes that it has an opportunity to employ its resources in making acquisitions consistent with its growth strategy.

     Management believes that it has access to quality acquisition candidates. The Company plans to leverage the core competency of its management team, having experience in mergers and acquisitions, financings, business valuations, and operations management to effectuate such transactions. Management expects to take an active role in providing strategic guidance and operational support. By applying operational improvements, introducing synergistic efficiencies, and leveraging economies of scale, management expects to further enhance the Company's shareholder value. The goal of the Company is to become a significant operator in the health-related industries by acquiring, integrating and operating profitable, under-valued companies.


RESULTS OF OPERATIONS

Six months ended June 30, 2002 compared to six months ended June 30, 2001
-------------------------------------------------------------------------

     NET SALES AND COST OF GOODS SOLD. The Company's net sales for the six months ended June 30, 2002 were $2,603,754 and cost of goods sold for the same period totaled $1,902,521, or 73.1% of net sales, resulting in a gross profit of $701,233, or 26.9% of net sales. The Company did not generate sales for the six months ended June 30, 2001. Management hopes to be able to reduce costs of goods sold as a percentage of sales through increased purchasing power and operational efficiencies. Management is currently in the process of obtaining bids from competing vendors in an effort to obtain better pricing and purchasing terms. Additionally, management is looking to consolidate its purchasing to a select group of vendors which will allow for increased purchasing power.

     OPERATING EXPENSES. Total consolidated operating expenses for the six months ended June 30, 2002 and 2001 totaled $2,278,225, or 87.5% of net sales, and $128,071, respectively. Operating expenses for the six months ended June 30, 2002 for the portfolio companies totaled $814,404 or 31.3% of net sales. The Company had no portfolio companies for the six months ended June 30, 2001. Operating expenses of the Company primarily include consulting expenses related to potential acquisitions, business development and investor relations, salaries, professional fees and depreciation and amortization. Management hopes to reduce operating expenses through economies of scale and more efficient operations. The largest components of operating expenses are consulting fees, salaries, professional fees, and depreciation and amortization totaling approximately $866,000, $546,000, $227,000 and $143,000, respectively.
Consulting fees principally relate to the business development of Health Sciences Group and its portfolio companies, XCEL and BioSelect and investor relations of the Company. Professional fees include accounting and legal services performed. Depreciation and amortization increased as a result of the amortization of intangible assets established with the purchase of XCEL and BioSelect.

     NET LOSS. Net loss for the six months ended June 30, 2002 and 2001 totaled $(1,607,867) or (61.8)% of net sales, and $(127,830), respectively. Net loss per share of common stock was $(0.30) and $(0.07) for the six months ended June 30, 2002 and 2001, respectively. Net loss for the six months ended June 30, 2002 for the portfolio companies totaled $(135,114) or 5.2% of net sales. The Company had no portfolio companies for the six months ended June 30, 2001. There can be no assurance that the Company will ever achieve profitability or that a stream of revenue can be generated and sustained in the future.

Quarter ended June 30, 2002 compared to quarter ended June 30, 2001
-------------------------------------------------------------------

     NET SALES AND COST OF GOODS SOLD. The Company's net sales for the quarter ended June 30, 2002 were $1,408,958 and cost of goods sold for the same period totaled $1,028,817, or 73.0% of net sales, resulting in a gross profit of $380,141, or 27.0% of net sales. The Company did not generate sales for the quarter ended June 30, 2001.

     OPERATING EXPENSES. Operating expenses for the quarter ended June 30, 2002 and 2001 totaled $1,391,612, or 98.8% of net sales, and $55,653, respectively. Operating expenses for the quarter ended June 30, 2002 for the portfolio companies totaled $386,938 or 27.5% of net sales. The Company had no portfolio companies for the quarter ended June 30, 2001. Operating expenses of the Company primarily include consulting expenses related to potential acquisitions and business development and investor relations, salaries, professional fees, and depreciation and amortization. The largest components of operating expenses are salaries, professional fees, and depreciation and amortization totaling approximately $656,000, $277,000, $152,000 and $72,000, respectively.


     NET LOSS. Net loss for the quarter ended June 30, 2002 and 2001 totaled $(1,029,499) or (73.1)% of net sales, and $(55,531), respectively. Net loss per share of common stock was $(0.19) and $(0.03) for the quarter ended June 30, 2002 and 2001, respectively. Net loss for the quarter ended June 30, 2002 for the portfolio companies totaled $(17,849) or 1.3% of net sales. The Company had no portfolio companies for the quarter ended June 30, 2001. There can be no assurance that the Company will ever achieve profitability or that a stream of revenue can be generated and sustained in the future.


CAPITAL RESOURCES AND LIQUIDITY

     ASSETS. The Company's current assets totaled $1,091,786 and $21,047 at June 30, 2002 and 2001, respectively. Total assets were $5,935,145 and $51,772 at June 30, 2002 and 2001, respectively. The increase in assets is primarily due to the purchase of XCEL and BioSelect. At June 30, 2002, assets consisted primarily of patents totaling $3,300,000, net formula costs totaling $653,155, net accounts receivable totaling $569,862, excess of cost over fair value of net assets acquired totaling $350,546, net agreements not-to-compete costs totaling $314,167, and cash on hand of $115,546. At June 30, 2001, assets consisted primarily of cash on hand totaling $21,047 and work-in-process related to the web-site design and development totaling $27,288.

     LIABILITIES AND WORKING CAPITAL. The Company's current liabilities totaled $2,073,313 and $3,428 at June 30, 2002 and 2001, respectively. This resulted in working capital deficit totaling $(981,527) and $(17,619) at June 30, 2002 and 2001, respectively. Total liabilities were $2,118,903 and $3,428 at June 30, 2002 and 2001, respectively. The increase in liabilities is primarily due to increases in accounts payable and accrued expenses of the Company and the assumption of notes payable as a result of the purchase of XCEL and BioSelect. At June 30, 2002, liabilities consisted primarily of accounts payable, accrued expenses and notes payable. At June 30, 2002, Messrs. Tannous and Glaser loaned a total of $245,000 to the Company. These loans accrue interest at 8% per annum. The principal and any unpaid interest is due on demand.

CASH REQUIREMENTS AND ADDITIONAL FUNDING

     As of July 24, 2002, the Company's principal commitments consisted of agreements with various consultants who will provide the Company with business development, public and financial relations, and raising additional debt or equity financing in exchange for stock of the Company or a portion of proceeds from the sale of stock.

     In March 2002, the Company executed a letter of intent to purchase Quality Botanical Ingredients ("QBI") whose facilities are based in South Plainfield, New Jersey for shares of the Company's common stock. QBI is a leading purchaser, manufacturer and contract processor of bulk botanical materials and nutritional ingredients supplied to buyers in the pharmaceutical, nutraceutical, and cosmetic industries. QBI uses patented pulverizing/grinding technology in its state-of-the-art milling, sifting, blending and densifying processes.

     Management believes that cash on hand will be insufficient to meet its anticipated needs for working capital, capital expenditures and business development for the next twelve months. The Company is currently in the process of negotiating $1,000,000 to $3,000,000 from the sale of equity securities. Management is also in negotiations for a $500,000 line of credit. If the Company is unable to raise additional funds, management may be forced to curtail or cease operations.

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


SUBSEQUENT EVENTS

         As of August 9, 2002, Messrs. Tannous and Glaser loaned a total of $263,000 to the Company. The loans accrue interest at 8% per annum. The principal and any unpaid interest is due on demand.

         As of August 16, 2002, the Company is in conversations with American Financial Communications, Inc. ("AFC") in an attempt to resolve a dispute between the parties over a Consulting Agreement between them. At issue are whether AFC is entitled to any additional shares under that agreement's anti-dilution provision, and if so, what that number of shares might be. The parties are currently discussing settlement and are considering mediation or arbitration (which the Consulting Agreement provides for) to resolve the dispute if settlement negotiations do not prove successful. The Company believes it has valid defenses to the claims made by AFC, including those based on non-performance, the applicability of the anti-dilution provision, and frustration of purpose. However, there can be no assurance that the Company would not be required to issue a significant number of additional shares to AFC. Based on AFC's assertions, the maximum number of shares that could be owed to AFC (based on the number of the Company's shares issued and outstanding as of August 13, 2002) is 687,614. AFC has also contended that it would be entitled to additional shares by virtue of the Consulting Agreement's anti-dilution provision in the future as the Company issues shares generally, which could require the issuance of as much as an additional 680,331 shares before the anti-dilution becomes of no further force or effect. Should AFC be successful in its claims and the Company be required to issue shares to AFC under the Consulting Agreement, such issuance could result in material dilution to current shareholders. The Company continues to assert its defenses and is exploring counterclaims against AFC. The Company cannot accurately predict the timing or resolution of this dispute, but does not presently anticipate that any such resolution would have a material adverse effect on the Company and its operations. As of June 30, 2002, the Company has accrued the appropriate value of the shares in question.

                                OTHER INFORMATION


PART II.  Other Information

Item 1.   Legal Proceedings - None.

Item 2.   Changes in Securities

          The following information is furnished as to the sale of securities of the Company that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

          (1) In February and March 2002, the Company issued 101,500 shares of common stock to consultants in exchange for business development, acquisitions and administrative services valued at $369,500.

          (2) In April 2002, Consultants exercised options to purchase 75,000 shares of the Company's common stock for cash totaling $93,750.

          (3) In April and May 2002, the Company issued 406,000 shares of common stock in exchange for business development and investor relations services valued at approximately $1,278,000.

          (4)  In  May  2002,  officer/shareholders  of  the  Company  exercised
               100,000 options in exchange for 91,962 shares of the Company's common stock on a "cashless" basis.

          (5) In June 2002, the Company issued 100,000 units, comprised of 100,000 shares of the Company's common stock and 100,000 common stock purchase warrants, at $1.75 per unit. The units were issued pursuant to a Securities Purchase Agreement for cash totaling $175,000.

          The transactions described above were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

Item 3.   Defaults Upon Senior Securities - None.

Item 4.   Submission of Matters to Vote of Security Holders - None.

Item 5.   Other Information - None.

Item 6.   Exhibits and Reports

     (1) The following Exhibits are filed herein:

           99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of of the Sarbanes-Oxley Act of 2002.

           99.2 Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities
Act of 1934, as amended, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized this 19th day of August 2002.


                                 HEALTH SCIENCES GROUP, INC.

August 19, 2002              By:    /s/ Fred E. Tannous
                                 --------------------------------------------
                                 Fred E. Tannous
                                 Chief Executive Officer,
                                 Principal Financial Officer and Co-Chairman


August 19, 2002                     /s/ Bill Glaser
                                 -------------------------------------------
                                 Bill Glaser
                                 President, Secretary and Co-Chairman