Form 10QSB
period 2002-09-30
HEALTH SCIENCES GROUP INC
filed 2002-11-14
CIK 1127696

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File Number: 333-51628

HEALTH SCIENCES GROUP, INC.

(Exact name of Small Business Issuer as specified in its Charter)

Colorado

91-2079221

(State or other jurisdiction of

(IRS Employer

incorporation or organization)

Identification No.)

Howard Hughes Center

6080 Center Drive, 6th Floor

Los Angeles, California 90045

(310) 242-6700

(Address, and telephone number, including

area code, of issuer’s principal executive offices)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [   ]

As of November 13, 2002, there were outstanding 6,633,701 shares of the issuer’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Part I.

Financial Information

Item 1.

Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheet as of September 30, 2002...………………

2

Condensed Consolidated Statements of Operations for the Quarter

and Nine Months Ended September 30, 2002 and September 30, 2001.........…

3

Condensed Consolidated Statements of Cash Flows for the Nine

Months Ended September 30, 2002 and September 30, 2001.....……..………

4

Notes to Condensed Consolidated Financial Statements...……………..……..……

6

Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations….....………………..………………………………

11

Part II.

Other Information

Item 1.

Legal Proceedings ……………………………………………………..……………..

14

Item 2.

Changes in Securities and Use of Proceeds ……………………………………….….

14

Item 3.

Defaults upon Senior Securities ………………………………………………….….

14

Item 4.

Submission of Matters to a Vote of Security Holders ………………………….……

14

Item 5.

Other Information ………………………………………………………………..…..

14

Item 6.

Exhibits and Reports …………………………………………………………………

16

Signatures ………………….………………………………………………………………………..

17

Certifications ……………….………………………………………………………………………..

18

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2002 (unaudited)

ASSETS

Current assets:

  Cash

$

278,030

  Accounts receivable, net of contractual allowance totaling $77,001

440,365

  Inventory

160,688

  Prepaid expenses and other current assets

231,131

            Total current assets

1,110,214

Furniture and equipment, net of accumulated depreciation and amortization

154,264

Excess of cost over fair value of net assets acquired

350,546

Intangible assets, net of accumulated amortization

4,270,202

$

5,885,226

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

  Accounts payable and accrued expenses

$

1,591,862

  Line of credit

73,000

  Notes payable

369,192

  Current maturities of obligations under capitalized leases

20,752

  Loans payable, stockholders

338,010

            Total current liabilities

2,392,816

Obligations under capitalized leases, less current maturities

5,884

          Total liabilities

2,398,700

Stockholders’ equity:

  Preferred stock; $0.001 par value, 5,000,000 shares

    authorized, no shares issued and outstanding

–

  Common stock; $0.001 par value, 50,000,000 shares

    authorized, 6,123,701 shares issued and outstanding

6,124

  Additional paid-in capital

8,308,905

  Prepaid consulting fees

(874,664)

  Total other comprehensive loss

(3,085)

  Accumulated deficit

(3,950,754)

          Total stockholders’ equity

3,486,526

$

5,885,226

The accompanying notes are an integral part of these financial statements

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND OTHER COMPREHENSIVE LOSS

For the Quarters and Nine Months Ended September 30, 2002 and 2001 (unaudited)

Three Months

Three Months

Nine Months

Nine Months

Ended

Ended

Ended

Ended

September 30

September 30

September 30

September 30

2002

2001

2002

       2001

Sales, net

$

1,566,831

$

–

$

4,170,585

$

–

Cost of goods sold

1,025,026

–

2,927,547

–

Gross profit

541,805

–

1,243,038

–

Research and development

6,731

–

41,281

–

General and administrative expenses

1,988,498

1,150,379

4,232,972

1,278,350

Total operating expenses

1,995,229

1,150,379

4,274,253

1,278,350

Loss from operations

(1,453,424)

(1,150,379)

(3,031,215)

(1,278,350)

Interest (expense) income, net

(118,721)

33

(148,796)

174

Loss before income taxes

(1,572,145)

(1,150,346)

(3,180,011)

(1,278,176)

Provision for income taxes

–

–

–

–

Net loss

(1,572,145)

(1,150,346)

(3,180,011)

(1,278,176)

Other comprehensive loss -

  unrealized loss on marketable securities

(693)

–

(1,423)

–

Total comprehensive loss

$

(1,572,838)

$

(1,150,346)

$

(3,181,434)

$

(1,278,176)

Net loss per share - basic and diluted

$

(0.27)

$

(0.50)

$

(0.56)

$

(0.50)

Weighted average common shares

  outstanding - basic and diluted

5,919,066

2,301,089

5,650,232

2,536,902

The accompanying notes are an integral part of these financial statements

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2002 and 2001 (unaudited)

Nine Months Ended

Nine Months Ended

September 30, 2002

September 30, 2001

Cash flows used for operating activities:

  Net loss

$

(3,180,011)

$

(1,278,176)

  Adjustments to reconcile net loss to net cash

    used for operating activities:

      Depreciation and amortization

215,362

7,707

      Services provided by officers

–

56,806

      Issuance of common stock/options for services rendered

1,628,258

915,058

      Provision for contractual allowance

77,001

–

      Common stock issued to officers as compensation

145,833

41,667

      Issuance of common stock as financing costs

101,444

–

  Changes in assets and liabilities:

    Increase in assets:

      Accounts receivable

(147,453)

–

      Inventory

(43,619)

–

      Prepaid expenses and other current assets

(5,260)

–

    Increase in liabilities -

      accounts payable and accrued expenses

981,450

130,202

          Net cash used for operating activities

(226,995)

(126,736)

Cash flows used for investing activities:

  Purchase of furniture and equipment

(21,087)

(7,467)

          Net cash used for investing activities

(21,087)

(7,467)

Cash flows provided by financing activities:

  Decrease in bank overdraft

(113,516)

–

  Proceeds from notes payable

43,800

5,000

  Payments on notes payable

(103,004)

–

  Payments on capital lease obligations

(13,734)

-

  Proceeds from stockholders

318,816

30,000

  Payments to stockholders

–

(8,000)

  Issuance of common stock

393,750

159,363

          Net cash provided by financing activities

526,112

186,363

Net increase in cash and cash equivalents

278,030

52,160

Cash and cash equivalents, beginning of period

–

5,311

Cash and cash equivalents, end of period

$

278,030

$

57,471

The accompanying notes are an integral part of these financial statements

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Nine Months Ended September 30, 2002 and 2001 (unaudited)

Nine Months Ended

Nine Months Ended

September 30, 2002

September 30, 2001

Supplemental disclosure of cash flow information:

  Interest paid

$

47,352

$

–

  Taxes paid

$

–

$

–

Supplemental disclosure of non-cash investing and financing activities:

  Common stock issued for services

$

1,655,550

$

915,058

  Exchange of investment in equity securities for

    common stock

$

844,977

$

–

  Stock options issued in exchange for services

$

1,106,715

$

–

  Stock issued as financing costs

$

101,444

$

–

  Services provided by officers of the Company

$

–

$

56,806

  Common stock issued to officers as compensation

$

–

$

250,000

The accompanying notes are an integral part of these financial statements

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002 and 2001 (unaudited)

NOTE 1 – ORGANIZATION

Health Sciences Group, Inc. (the “Company”) was incorporated in the state of Colorado on June 13, 1996 as Centurion Properties Development Corporation.  The Company remained dormant until October 16, 2000 when its name was changed to iGoHealthy.com, Inc.  On September 10, 2001, the Company changed its name to Health Sciences Group, Inc.  Health Sciences Group is an innovative healthcare company focused on building a vertically integrated network of profitable life sciences companies operating in the value-added tiers of the nutraceutical and pharmaceutical product supply chain.  In the year 2000, the Company was considered a development stage enterprise.

Effective December 14, 2001, the Company acquired 100% of the outstanding stock of XCEL Healthcare, Inc., a California corporation and the outstanding stock of BioSelect Innovations, Inc., a Nevada corporation for approximately $4.4 million.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These financial statements include the accounts of the Company and its wholly-owned subsidiaries, XCEL Healthcare, Inc. (“XCEL”) and BioSelect Innovations, Inc. (“BioSelect”).  All material inter-company accounts have been eliminated in consolidation.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  The results for the quarter and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.  These financial statements and the notes hereto should be read in conjunction with the Company's consolidated audited financial statements and related footnotes for the year ended December 31, 2001 included in the Company's annual report on Form 10-KSB which was filed April 16, 2002.

Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company has a loss from operations, its current liabilities exceed its current assets and the Company is delinquent in payments on a $55,000 principal portion of its notes payable.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002 and 2001 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Management plans to take, or has taken, the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

•

XCEL Healthcare is currently in negotiation with a financial institution for a $750,000 line of credit.

•

The Company is seeking to raise equity funds that will be used to fund any capital shortfalls.

New Accounting Pronouncements

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”.  This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  The Company does not expect the adoption to have a material impact to the Company’s financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.  The Company does not expect the adoption to have a material impact to the Company’s financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions which provides guidance on the accounting for the acquisition of a financial institution.  The Company does not expect the adoption to have a material impact to the Company’s financial position or results of operations.

Critical Accounting Policies

Based upon our operating activities, there are no significant alternative accounting policies which would have a material effect on our operating results.  For a discussion of our significant accounting policies see Note 1 to the financial statements for the year ended December 31, 2001 included in the Company's annual report on Form 10-KSB which was filed April 16, 2002.

NOTE 3 – SEGMENT INFORMATION

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

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002 and 2001 (unaudited)

NOTE 3 – SEGMENT INFORMATION (continued)

The Company has no intersegment sales for the quarter ended September 30, 2002.  The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology and marketing strategies.  The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items and interest income and expense.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the nine months ended September 30, 2002:

Research and

Corporate

Pharmaceutical

Development

Consolidated

Revenue

$

–

$

4,170,585

$

–

$

4,170,585

Income (loss) before income taxes

$

(3,142,387)

$

28,386

$

(66,010)

$

(3,180,011)

Depreciation and amortization

$

9,344

$

206,018

$

–

$

215,362

Interest expense, net

$

117,298

$

31,498

$

–

$

148,796

Identifiable Assets

$

337,517

$

2,247,709

$

3,300,000

$

5,885,226

NOTE 4 – INVESTMENT IN EQUITY SECURITIES

In September 2001 and October 2001, the Company purchased 8,753,797 shares (approximately 24.34%) of common stock of Biofarm S.A. (“Biofarm”), a listed company on the Romanian Stock Exchange, in exchange for 1,700,000 shares of the Company’s common stock.  Subsequently, Biofarm issued new shares by incorporating revaluation reserves which were calculated in accordance with Romanian accounting law.  As a result, the total number of shares owned by the Company increased from 8,753,797 shares to 14,432,064 shares.

The purchase of the stock was accomplished by an exchange of common stock between the Company and its major shareholder.  Therefore, the value of the transaction was recorded at the historical cost of the major shareholder pursuant to accounting principles generally accepted in the United States of America.

On January 1, 2002, the Company and International Pharmaceutical Group, LLC (“IPG”) agreed to rescind the Stock Purchase Agreement previously executed on September 7, 2001 for a 24.43% interest in Biofarm, S.A., a Romanian pharmaceutical company.  Pursuant to the Rescission Agreement, the Company and IPG determined that Mr. Harry S. Branch, the Managing Member of IPG, either individually or through an affiliate, could not facilitate the acquisition of the remaining outstanding shares of Biofarm by the Company.  Also, with respect to the deployment of the Company’s new strategic direction, Branch was unable to provide operational and or advisory services.  On April 26, 2002, the Company retired 1,700,000 shares of its common stock, previously issued to Harry S. Branch as part of the Stock Purchase Agreement.

Effective April 26, 2002, pursuant to documents related to the Rescission Agreement, Harry S. Branch, who had served as Health Sciences’ Chairman of the Board since September 2001, officially resigned from his post.  Messrs. Tannous and Glaser were appointed as Co-Chairmen of the Board of Directors.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002 and 2001 (unaudited)

NOTE 5 – STOCKHOLDERS’ EQUITY

In February and March 2002, the Company issued 101,500 shares of common stock to consultants in exchange for business development, acquisition and administrative services valued at $369,500.  Of this amount, $208,500 has been expensed, $127,000 is included in other current assets as they relate to acquisitions of Operating subsidiaries, and $34,000 represents payment to a consultant for valuation services of XCEL Healthcare, Inc. and BioSelect Innovations, Inc.  The shares have been recorded based on the Company’s closing market price on the date of issuance.

On April 9, 2002, the Company granted three consultants each an option to purchase 25,000 shares of its common stock at an exercise price of $1.25 per share in consideration of services rendered as consultants to the Company through April 8, 2003.  The estimated value of the options totaled approximately $120,000 at the date of grant.  Of this amount, $60,150 has been expensed to date and $60,150 is included in prepaid expenses as this amount relates to services to be provided in the near term.  The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions:  risk-free interest of 2.55%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 116%; and a term of 1 month.  The options were exercised in April 2002, which generated net proceeds to the Company totaling $93,750.

In April and May 2002, the Company issued 406,000 shares of common stock to consultants in exchange for business development, acquisition and investor relation services valued at approximately $1,280,000.  Of this amount, approximately $917,000 has been expensed to date and approximately $90,000 is included in prepaid expenses and other current assets.  Approximately $273,000 relates to future services and, accordingly, has been included in stockholders’ equity as prepaid consulting fees, to be amortized as earned.  The shares were recorded based on the Company’s closing market price on the date of issuance.

In May 2002, Messrs. Tannous and Glaser, officer/shareholders of the Company, exercised 100,000 options to purchase common stock.  The options were exercised on a “cashless” basis and as a result, the Company issued 91,962 shares of its common stock.

In June 2002, the Company entered into a Securities Purchase Agreement with an unrelated party providing for the sale of 100,000 units, comprised of 100,000 shares of the Company’s common stock and 100,000 common stock purchase warrants at $1.75 per unit.  The shares are restricted pursuant to Rule 144.  Using the Black-Scholes option pricing model, the relative fair value of the warrants totaled $75,985.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $3.00.  The warrants expire on June 9, 2004.  Proceeds from the sale of shares and warrants totaled $175,000.

In July 2002, the Company granted two consultants options to purchase 255,000 shares of its common stock at exercise prices between $0.83 and $6.17 per share in consideration of services rendered as consultants to the Company through April 2003.  The estimated value of the options totaled approximately $429,000 at the date of grant.  The options are being expensed as vesting occurs, pursuant to SFAS No. 123.  As a result, approximately $145,000 was expensed in the current quarter.  Approximately $284,000 relates to future services and, accordingly, has been included in stockholders’ equity as prepaid consulting fees.  The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions:  average risk-free interest of 3.06%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 143%; and a term of 2 years.  In July 2002, a consultant exercised options to purchase 30,000 shares of the Company’s common stock, which generated net proceeds totaling $25,000.

In July 2002, the Company issued 5,000 shares of common stock to an employee for services rendered valued at $6,500.  The shares were recorded based on the Company’s closing market price on the date of issuance.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002 and 2001 (unaudited)

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

In August 2002, the Company granted a consultant options to purchase 200,000 shares of its common stock at an exercise price of $0.96 per share in consideration of services rendered as a consultant to the Company through August 24, 2004.  The estimated value of the options totaled approximately $133,000 at the date of grant.  The options are being expensed as vesting occurs, pursuant to SFAS No. 123.  As a result, approximately $48,000 was expensed in the current quarter.  Approximately $85,000 relates to future services and, accordingly, has been included in stockholders’ equity as prepaid consulting fees.  The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions:  risk-free interest of 2.19%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 143%; and a term of 2 years.

In September 2002, the Company granted a consultant options to purchase 500,000 shares of its common stock at an exercise price of $1.00 per share in consideration of services rendered as a consultant to the Company through February 2004.  The estimated value of the options totaled approximately $424,000 at the date of grant.  The options are being expensed as vesting occurs, pursuant to SFAS No. 123.  As a result, approximately $191,000 was expensed in the current quarter.  Approximately $233,000 relates to future services and, accordingly, has been included in stockholders’ equity as prepaid consulting fees.  The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions:  risk-free interest of 2.14%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 143%; and a term of 5 years.

In September 2002, the Company commenced a Private Placement of up to 1,000,00 units of the Company’s common stock and warrants at a purchase price of $0.90 per share.  The Private Placement is exempt from the registration provisions of the Securities Act of 1933 and is being offered and sold only to accredited investors.  To date, the Company issued 111,111 shares of its common stock and 111,111 warrants which generated proceeds totaling $100,000.  Using the Black-Scholes option pricing model, the relative fair value of the warrants totaled approximately $47,000.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.30 per share.  The warrants expire three years from the date of grant.  An additional 94,444 shares of common stock was issued pursuant to an anti-dilution provision in the June 2002 Securities Purchase Agreement.  The value of the additional shares was determined based on the Company’s closing market price on the date of the transaction which totaled $92,555 and is included in interest expense.

NOTE 6 – CONTINGENCIES

On September 19, 2002, the Company entered into a Settlement and Release Agreement with American Financial Communications, Inc. (“AFC”).  Pursuant to the Agreement, the Company agreed to issue 500,000 shares of the Company’s common stock, valued at approximately $300,000, for accrued compensation and release by AFC of any other claims it had under the consulting agreement with the Company.  AFC is entitled to receive up to a maximum of 200,000 additional shares, which shall be issued by the Company in an amount equal to 8% of all shares issued by the Company subsequent to the aforementioned Settlement Agreement.

In August 2002, a consulting firm filed a Complaint against the Company, alleging breach of contract related to consulting services.  The plaintiff is seeking compensation under a consulting agreement totaling approximately $400,000.  The Company disputes these claims on the basis of failure of performance by the consulting firm.  At present, the litigation is in the preliminary stages and management and legal counsel are presently unable to predict the outcome.

.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company's actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements.  The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and accompanying notes herein.  The financial information presented is for the quarters and nine months ended September 30, 2002 and September 30, 2001.

Overview

Health Sciences Group, Inc. (the “Company’), a Colorado corporation, is an innovative healthcare company focused on building a vertically integrated network of profitable life sciences companies operating in the value-added tiers of the nutraceutical and pharmaceutical product supply chain.  Through the successful execution of its acquisition, vertical integration and expansion strategy, Health Sciences expects to rapidly create enterprise value by:

•

realizing significant operational efficiencies;

•

fostering the cross-pollination of innovation;

•

creating new proprietary product lines;

•

expediting product launches through streamlined, coordinated production;

•

focusing on positive cash-flow companies;

•

adhering to the value-added tiers of the supply chain; and

•

providing access to capital, management and strategic relationships

The Company plans to leverage the benefits of its public status, the knowledge of its executive management team, and potential access to capital resources to assist in developing the business strategies, operations and management teams of companies it acquires (the “Operating Subsidiaries”).  The Health Sciences Operating Subsidiaries are currently XCEL Healthcare, Inc., a fully-licensed, specialty healthcare pharmacy focused on delivering full service pharmacology solutions to customers with chronic ailments that require long-term therapy; and BioSelect Innovations, Inc., a research and development firm that possesses substantial intellectual property which the Company believes may yield high margin products with significant proprietary value.  Health Sciences has also entered into a Letter of Intent to acquire Quality Botanical Ingredients, Inc., a leading manufacturer and contract processor of bulk botanical materials and nutritional ingredients supplied to buyers in various industries including pharmaceutical, nutraceutical, and cosmetics.

The consistent growth expected in the fragmented healthcare market presents potential opportunities for the Company to acquire health-related companies at favorable discounts.  Within this market, management believes that there are acquisition candidates which have significant market potential for their products but lack the strategic guidance, operational support, and capital resources necessary to maximize scales of efficiency in production and distribution channels to yield higher margins.  In management’s opinion, these companies offer quality products and/or services and are often well positioned in their respective markets, but lack these elements necessary to bring them to the next level of growth.  Coupled with the recent economic down-turn and reduced accessibility to capital markets, the Company believes that it has an opportunity to employ its resources in making acquisitions consistent with its growth strategy.

Management believes that it has access to quality acquisition candidates.  The Company plans to leverage the core competency of its management team, having experience in mergers and acquisitions, financings, business valuations, and operations management to effectuate such transactions.  Management expects to take an active role in providing strategic guidance and operational support.  By applying operational improvements, introducing synergistic efficiencies, and leveraging economies of scale, management expects to further enhance the Company’s shareholder value.  The goal of the Company is to acquire and vertically integrate profitable life sciences companies operating within the value-added tiers of the nutraceutical and OTC pharmaceutical product supply chain.  Additionally, the Company expects to employ its strategic resources in expanding the proprietary value of its Operating Subsidiaries from within the core value-added tiers of the supply chain.

Results of Operations

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

Net Sales and Cost of Goods Sold.  The Company’s net sales for the nine months ended September 30, 2002 were $4,170,585 and cost of goods sold for the same period totaled $2,927,547, or 70.2% of net sales, resulting in a gross profit of $1,243,038, or 29.8% of net sales.  The Company did not generate sales for the nine months ended September 30, 2001.  Management expects to continue to reduce costs of goods sold as a percentage of sales through increased purchasing power and operational efficiencies.  Management is seeking to consolidate its purchasing practices to a select group of vendors which will allow for increased purchasing power.

Operating Expenses.  Total consolidated operating expenses for the nine months ended September 30, 2002 and 2001 totaled $4,274,253, or 102.5% of net sales, and $1,278,350, respectively.  Operating expenses for the nine months ended September 30, 2002 for the operating companies, XCEL Healthcare, Inc. and BioSelect Innovations, Inc., totaled $1,249,164 or 29.9% of net sales.  The Company had no operating companies for the nine months ended September 30, 2001.  Operating expenses of the Company primarily include the following:

Consulting expenses	$ 2,063,000
Salary expense	$ 978,000
Professional fees	$ 504,000
Depreciation and amortization	$ 215,000
Financing costs	$ 149,000

Consulting expenses include fees paid to consultants for corporate development programs and investor relations services which include support in devising the Company’s overall corporate strategy, identifying acquisition candidates, conducting due diligence and valuations on identified acquisition targets, and increasing general market awareness with investors and financial community.  Consulting expenses also include fees paid to consultants relating to the business development of Health Sciences Group and its operating companies including: planning for the Company’s anticipated commercialization of products, developing operational expansion strategies, and expanding operations through an integrated process of analysis.  Salary expense includes compensation to employees of the Company and its subsidiaries, of which $285,000 is deferred compensation payable to the officers of the Company and included in accounts payable and accrued expenses.  Professional fees include accounting and legal services rendered.  Depreciation and amortization increased as a result of the amortization of intangible assets established with the purchase of XCEL and BioSelect.  Financing costs are comprised of $56,000 in interest expense on notes payable and approximately $93,000 in expense related to the issuance of stock to a shareholder pursuant to an anti-dilution provision in the Securities Purchase Agreement (See Note 5).

Net Loss.  Net loss for the nine months ended September 30, 2002 and 2001 totaled $(3,180,011) or (76.2)% of net sales, and $(1,278,176), respectively.  Net loss per share of common stock was $(0.56) and $(0.50) for the nine months ended September 30, 2002 and 2001, respectively.  Net loss for the nine months ended September 30, 2002 for the operating subsidiaries totaled $(37,624) or (0.9)% of net sales.  The Company had no Operating Subsidiaries for the nine months ended September 30, 2001.  There can be no assurance that the Company will ever achieve profitability or that a stream of revenue can be generated and sustained in the future.

Three months ended September 30, 2002 compared to three months ended September 30, 2001

Net Sales and Cost of Goods Sold.  The Company’s net sales for the quarter ended September 30, 2002 were $1,566,831 and cost of goods sold for the same period totaled $1,025,026, or 65.4% of net sales, resulting in a gross profit of $541,805, or 34.6% of net sales.  The Company did not generate sales for the quarter ended September 30, 2001.

Operating Expenses.  Operating expenses for the quarter ended September 30, 2002 and 2001 totaled $1,995,229, or 127.3% of net sales, and $1,150,379, respectively.  Operating expenses for the quarter ended September 30, 2002 for the Operating Subsidiaries totaled $433,960 or 27.7% of net sales.  The Company had no Operating Subsidiaries for the quarter ended September 30, 2001.  Operating expenses of the Company primarily include the following:

Consulting expenses	$ 1,198,000
Salaries	$ 304,000
Professional fees	$ 270,000
Financing costs	$ 119,000
Depreciation and amortization	$ 72,000

Consulting expenses include fees paid to consultants for investor relations and business development.  The increase in consulting expense over the prior period is primarily due to accelerated payment of accrued compensation to a consultant who provided investor relations services.  Salary expense includes compensation to employees of the Company and its subsidiaries, of which $95,000 is deferred compensation payable to the officers of the Company and included in accounts payable and accrued expenses.  Financing costs are comprised of $26,000 in interest expense on notes payable and approximately $93,000 in expense related to the issuance of stock to a shareholder pursuant to an anti-dilution provision in the Securities Purchase Agreement (See Note 5).

Net Loss.  Net loss for the quarter ended September 30, 2002 and 2001 totaled $(1,572,145) or (100.3)% of net sales, and $(1,150,346), respectively.  Net loss per share of common stock was $(0.27) and $(0.50) for the quarter ended September 30, 2002 and 2001, respectively.  Net income for the quarter ended September 30, 2002 for the Operating Subsidiaries totaled $97,490 or 6.2% of net sales.  The Company had no Operating Subsidiaries for the quarter ended September 30, 2001.  There can be no assurance that the Company will ever achieve profitability or that a stream of revenue can be generated and sustained in the future.

Capital Resources and Liquidity

Assets.  The Company’s current assets totaled $1,110,214 and $57,470 at September 30, 2002 and 2001, respectively.  Total assets were $5,885,226 and $521,546 at September 30, 2002 and 2001, respectively.  The increase in assets is primarily due to the purchase of XCEL and BioSelect.  At September 30, 2002, assets consisted primarily of patents totaling $3,300,000, net formula costs totaling $642,222, net accounts receivable totaling $440,365, excess of cost over fair value of net assets acquired totaling $350,546, net agreements not-to-compete costs totaling $281,667, and cash on hand of $278,030.  At September 30, 2001, assets consisted primarily of cash on hand totaling $57,470 and investment in marketable securities totaling $434,745.

Liabilities and Working Capital.  The Company’s current liabilities totaled $2,392,816 and $165,203 at September 30, 2002 and 2001, respectively.  This resulted in working capital deficit totaling $(1,282,602) and $(107,733) at September 30, 2002 and 2001, respectively.  Total liabilities were $2,398,700 and $165,203 at September 30, 2002 and 2001, respectively.  The increase in liabilities is primarily due to increases in accounts payable and accrued expenses of the Company and the assumption of notes payable as a result of the purchase of XCEL and BioSelect.  At September 30, 2002, liabilities consisted primarily of accounts payable, accrued expenses and notes payable.  At September 30, 2002, Messrs. Tannous and Glaser loaned a total of $336,500 to the Company.  These loans accrue interest at 8% per annum.  The principal and any unpaid interest is due on demand.

Cash Requirements and Additional Funding

As of October 24, 2002, the Company’s principal commitments consisted of agreements with various consultants who will provide the Company with business development, public and financial relations, and raising additional debt or equity financing in exchange for stock of the Company or a portion of proceeds from the sale of stock.

In March 2002, the Company executed a letter of intent to purchase Quality Botanical Ingredients (“QBI”) whose facilities are based in South Plainfield, New Jersey for shares of the Company’s common stock.  QBI is a leading purchaser, manufacturer and contract processor of bulk botanical materials and nutritional ingredients supplied to buyers in the pharmaceutical, nutraceutical, and cosmetic industries.  QBI uses patented pulverizing/grinding technology in its state-of-the-art milling, sifting, blending and densifying processes.  The Company and QBI are in the process of negotiating the definitive documents for the acquisition transaction.  The consummation of the transaction remains contingent upon securing financing on terms and conditions satisfactory to the Company..

Management believes that cash on hand will be insufficient to meet its anticipated needs for working capital, capital expenditures and business development for the next twelve months.  The Company is currently in the process of raising additional funds from the issuance of its securities.

Even if we are able to continue our operations, the failure to obtain debt or equity financing could have a substantial adverse effect on our business and financial results, and we may need to delay additional purchases of potential Operating Subsidiaries.  Although we have historically relied upon financing provided by our officers and directors to supplement operations, they are not legally obligated to provide the Company with any additional funding in the future.

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

ITEM 3.

CONTROLS AND PROCEDURES.

Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company.  The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.  The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company’s disclosure controls and procedures are effective based on the required evaluation.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

In August 2002, a consulting firm filed a Complaint against the Company in the Circuit Court of Anne Arundel County, Maryland, alleging breach of contract related to consulting services.  The plaintiff is seeking damages totaling approximately $400,000 and such other and further relief as the Court deems appropriate.  The Company has denied all material allegations of the Complaint and intends to vigorously defend itself.  At present, the litigation is in the preliminary stages and management and legal counsel are presently unable to predict the outcome.  An unfavorable resolution to this matter could have a material adverse effect on the Company and its operations.

Item 2.

Changes in Securities

The following information is furnished as to the sale of securities of the Company that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

(1)

In February and March 2002, the Company issued 101,500 shares of common stock to consultants in exchange for business development, acquisitions and administrative services valued at $369,500.

(1)

In April 2002, consultants exercised options to purchase 75,000 shares of the Company’s common stock for cash totaling $93,750.

(1)

In April and May 2002, the Company issued 406,000 shares of common stock in exchange for business development and investor relations services valued at approximately $1,278,000.

(2)

In May 2002, officer/shareholders of the Company exercised 100,000 options in exchange for 91,962 shares of the Company’s common stock on a “cashless” basis.

(3)

In June 2002, the Company issued 100,000 units, comprised of 100,000 shares of the Company’s common stock and 100,000 common stock purchase warrants, at $1.75 per unit.  The units were issued pursuant to a Securities Purchase Agreement for cash totaling $175,000.

(4)

In July 2002, a consultant exercised options to purchase 30,000 shares of the Company’s common stock for cash totaling $25,000.

(5)

In July 2002, the Company issued 5,000 shares of common stock to an employee for services rendered, valued at $6,500.

(6)

In September 2002, the Company issued 111,111 units, comprised of 111,111 shares of the Company’s common stock and 111,111 common stock purchase warrants, at $0.90 per unit.  The units were issued pursuant to a Private Placement Memorandum for cash totaling $100,000.

The transactions described above were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

Item 3.

Defaults Upon Senior Securities – None.

Item 4.

Submission of Matters to Vote of Security Holders – None.

Item 5.

Other Information

On September 20, 2002, Mr. Hirt resigned from the Board of Directors after notifying the Company that, in light of the current business and regulatory environment, while he is desirous of serving on the Board he would continue to do so only after the Company has secured adequate Directors’ and Officers’ (D&O) insurance.  The Company is exploring to do so.  Mr. Hirt will continue to serve on the Company’s Board of Advisors under a one-year consulting agreement.  – None.

Item 6.

Exhibits and Reports

(1)

The following Exhibits are filed herein:

99.1

Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2

Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized this 13th day of November, 2002.

Health Sciences Group, Inc.

November 13, 2002

By:

/s/ Fred E. Tanous

Chief Executive Officer

Principal Financial Officer and Co-Chairman

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Health Sciences Group, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Fred E. Tannous, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

(1)

I have reviewed the Report;

(2)

Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

(3)

Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

(4)

I and the other certifying officers of the Company:

a.

are responsible for establishing and maintaining disclosure controls and procedures for the Company;

b.

have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;

c.

have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

d.

have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

(5)

I and the other certifying officers have disclosed to the Company’s auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

a.

all significant deficiencies in the design over operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b.

any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

(6)

I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

   /s/ Fred E. Tannous

Chief Executive Officer (Principal Executive Officer)

and Principal Financial Officer