Form 10KSB
period 2002-12-31
HEALTH SCIENCES GROUP INC
filed 2003-04-16
CIK 1127696

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   -----------
                                   FORM 10-KSB
                                   -----------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 2002

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

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB
[ ]

Revenues for the fiscal year ended December 31, 2002: $5,537,991

The aggregate market value of the voting stock held by non-affiliates of the issuer on March 31, 2003 was approximately $5,358,380 based upon the average reported closing bid and asked price of such shares. As of March 31, 2003, there were 11,164,175 shares outstanding. The issuer does not have any outstanding non-voting equity.


================================================================================

                                TABLE OF CONTENTS


PART I
     Item 1.     Description  of  Business . . . . . . . . . . . . . . . . . . . . .4

     Item 2.     Description  of  Property . . . . . . . . . . . . . . . . . . . . 17

     Item 3.     Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . . .17

     Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . . 17


PART II

     Item 5.     Market for Issuer's Common Equity
                     and Related Shareholder Matters . . . . . . . . . . . . . . . 17

     Item 6.     Management's Discussion and Analysis of Financial Condition . . . 18

     Item 7.     Financial  Statements. . . . . . . . . . . . . . . . . . . . . . .24

     Item 8.     Changes In and Disagreements with Accountants
                     on Accounting and Financial Disclosure . . . . . . . . . . . .24


PART III

     Item 9.     Directors, Executive Officers, Promoters, and Control Persons;
                     Compliance with Section 16(a) of the Exchange Act . . . . . . 25

     Item 10.    Executive  Compensation . . . . . . . . . . . . . . . . . . . . . 27

     Item 11.    Security Ownership of Certain Beneficial Owners and Management . .28

     Item 12.    Certain  Relationships and Related Transactions . . . . . . . . . 30

     Item 13.    Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . . . 30

                                     PART I


ITEM  1.    DESCRIPTION  OF  BUSINESS

GENERAL

     Health Sciences Group, Inc. (the "Company'), a Colorado corporation, is an integrated provider of innovative products and services to the nutraceutical, pharmaceutical, and cosmeceutical industries offering value-added ingredients, bioactive formulations, and proprietary technologies used in nutritional supplements, functional foods and beverages, and skin care products. Its subsidiaries include Quality Botanical Ingredients ("QBI"), a leading manufacturer and contract processor of bulk botanical materials and nutritional ingredients for the nutraceutical, pharmaceutical and cosmetic industries; XCEL Healthcare, a fully licensed, specialty compounding pharmacy focused on delivering full service pharmacology solutions to customers with chronic ailments that require long-term therapy; and BioSelect Innovations, which develops and sells products based on proprietary technologies in the areas of topical and topical and transdermal drug delivery, cosmeceuticals, and integrative medicine to a global network of customers who manufacture and distribute compounded pharmaceuticals, functional foods, skin care products and cosmetics.

     We plan to leverage the benefits of our public status and the collective knowledge and capital resources of our executive management team, advisory board, and strategic resources to internally expand our current operations while developing the business strategies, operations and management of the companies we acquire. We expect to provide strategic guidance and operational support in areas such as finance, sales, distribution, production and manufacturing in order to maximize earnings potential. We envision creating a collaborative forum where the promotion of opportunities for synergistic business relationships occur between and among our family of companies.

     Our goal is to become a significant operator in the supply-side sector of the nutritional supplement market by expanding our current operations and acquiring, integrating and operating other profitable, companies operating in the fields of pharmaceuticals, nutraceuticals, and cosmeceuticals.

CORPORATE  BACKGROUND

     The Company was originally founded on June 13, 1996 as Centurion Properties Development Corporation and remained dormant until October 16, 2000 when its name was changed to iGoHealthy.com and it began developing its health-related online shopping mall. On September 10, 2001, the Company changed its name to Health Sciences Group, Inc. to reflect its current business strategy. In December 2001, Health Sciences successfully acquired XCEL Healthcare, Inc. and its affiliate BioSelect Innovations, Inc., two specialty pharmaceutical companies located in Woodland Hills, California. In February 2003, the Company closed on its acquisition of Quality Botanical Ingredients, Inc., a leading manufacturer and contract processor of bulk botanical materials and nutritional ingredients located in South Plainfield, New Jersey.

BUSINESS  STRATEGY

Growth  by  Internal  Expansion
-------------------------------

     We expect to the increase revenues of our current operations by capitalizing on key customer relationships through new product introductions, developing new customer relationships in our core business, expanding our business-to-business marketing program by increasing existing product lines, marketing through new media outlets and securing new distribution relationships. We also intend to strengthen our financial position by effectively managing our cost structure. We believe we can successfully implement our strategy by continuing to capitalize on our (i) core product development and manufacturing strengths; (ii) ability to develop innovative science-based products; (iii) adherence to stringent quality control and assurance standards; (iv) utilization of fully integrated manufacturing and distribution; and (v) the leadership of our experienced management team.

Growth  by  Synergistic  Acquisitions
-------------------------------------

     The consistent growth in the fragmented nutraceutical market creates tremendous market opportunities to acquire companies at favorable prices. Within this market, there exist companies which have significant market potential for their products but lack the strategic guidance, operational support, and capital resources in order to maximize scales of efficiency in production and distribution channels to yield higher margins. These companies offer quality products and/or services and often well positioned in their respective markets, but lack these elements necessary to catapult them to the next level of growth. The recent economic down-turn and reduced accessibility to capital markets, further constraining growth, further presents us with an opportunity to make accretive acquisitions.

     Through an expansive network and long-standing relationships, management has access to a steady supply of such quality acquisition candidates. We plan to leverage the core competency of our management team and advisory board members, having experience in mergers and acquisitions, financings, business valuations, and operations, to effectuate such transactions. We expect to take an active role in providing strategic guidance and operational support. By applying operational improvements, introducing synergistic efficiencies, and leveraging economies of scale, management expects to further enhance the Company's earnings potential.

     Our  acquisition  strategy  is  to:

     - identify undervalued companies with opportunity for operational improvements;
     - acquire significant interests and incorporate into a collaborative network;
     - provide strategic guidance and operational support to our subsidiary companies; and
     - promote synergistic collaboration among and between our subsidiary companies.

IDENTIFY  UNDERVALUED  COMPANIES  WITH  OPPORTUNITY FOR OPERATIONAL IMPROVEMENTS

     Our expertise in business valuations and operations management allows us to identify companies that are under-valued and candidates for improvements. To determine if a candidate company is under-valued, we apply a disciplined analysis using key financial metrics to measure relative enterprise value compared to the purchase price. We then structure an acquisition strategy that capitalizes on this approach.

     To determine whether to enter a market by acquiring an interest in an existing company, we will weigh the following industry and target company criteria:

     Target  Company  Criteria
     -------------------------

     Undervalued Assets. We will acquire a target company only if we believe that it has an enterprise valuation that is higher than its purchase price.

     Management Quality. We assess the overall quality and industry expertise of the target company's management.

     Significant Ownership. We consider whether we will be able to obtain a significant position in the target company and exert influence over its strategic direction.

     Network Synergy. We consider the degree to which the target may contribute to the Company's network, and benefit from the Company's network and operational resources.

ACQUIRE SIGNIFICANT INTERESTS AND INCORPORATE INTO A COLLABORATIVE NETWORK

     After a potential target company is identified, we will negotiate the acquisition of a significant interest in the company. Ideally, we strive to own 100% of our subsidiaries, but believe that we can have a positive influence with lower ownership levels. As a condition to an acquisition, we require representation on the company's board of directors to ensure our ability to provide active participation in the company. We strive to structure the acquisition to permit the subsidiary companies' management and key personnel to obtain an equity stake in the Company. As a result of our extensive experience, we believe that we have the ability to complete acquisitions quickly and efficiently.

     During negotiations with potential target company, we emphasize the value of our seasoned management team and advisory board, collaborative network where economies of scale and synergies can be realized, and access to capital from either private sources or the public markets, which we believe gives us a competitive advantage over other acquirers in successfully consummating transactions. Our executive management team, advisory board members, and key consultants assist in these discussions and other stages of the acquisition process, including the initial evaluation of the target companies as well as due diligence.

PROVIDE STRATEGIC GUIDANCE AND OPERATIONAL SUPPORT

     After we make an acquisition, we may take an active role in its affairs by providing both strategic guidance and operational support. However, the goal is to seek companies with a capable management team that require little oversight by us on day-to-day operations:

     Strategic  Guidance.  We  provide  strategic  guidance  to  our  subsidiary
     -------------------
     companies regarding market positioning, business model development and market trends. In addition, we will advise our subsidiary companies' management on strategic management and operational issues. An exclusive focus on the specialty pharmaceutical/nutraceutical market and the knowledge base of our strategic investors, executive management and advisory board members provides us with valuable information that is shared with all of our subsidiary companies.

     Operational  Support.  Companies  often  have  difficulty  obtaining senior
     --------------------
     executive level guidance in the many areas of expertise that companies need to be successful. We will assist our subsidiary companies by providing access to skilled managers who guide them in the following functional areas:

          Sales and Marketing. Several members of the advisory board and management team provide guidance to the subsidiary companies' sales, marketing, product positioning and advertising efforts.

          Manufacturing. Our operating officer and advisory board members are dedicated to helping our subsidiary companies with their manufacturing systems strategies and optimizing their current production lines.

          Finance. Our finance executive is dedicated to providing financial guidance to our subsidiary companies in areas such as corporate finance, financial reporting, accounting and treasury operations. In providing these services, we leverage the skills and experience of our internal finance and accounting group, our subsidiary companies and outside consultants.

          Business Development. Companies may be involved in evaluating, structuring and negotiating joint ventures, strategic alliances, joint marketing agreements, acquisitions or other transactions. We provide assistance to our subsidiary companies in all these areas. Our management team, advisory board, strategic investors and subsidiary companies all assist in this function.

PROMOTE  SYNERGISTIC  COLLABORATION  BETWEEN  SUBSIDIARY  COMPANIES

     One of the principal goals of the Company's network is to promote innovation and collaboration among its subsidiary companies, which should result in shared knowledge and business contacts among them and the formation of strategic alliances. Throughout the network we expect identify prospective alliances, make introductions, and assist in strategic planning.


QUALITY  BOTANICAL  INGREDIENTS,  INC.  (QBI)

BUSINESS

     QBI is engaged in the manufacture and contract processing of bulk botanical materials and nutritional ingredients for personal care and health product companies engaged in marketing and distributing products to the nutraceutical, pharmaceutical and cosmetic industries. QBI offers a wide variety of quality product selections including more than five hundred herbs, dried fruits and vegetables, an extensive selection of concentrated and standardized herbal extracts, and a wide array of guaranteed potency herbs, bioflavonoids, antioxidants and beehive products.

Raw  Materials
--------------

     QBI purchases its raw materials from a variety of growers, collectors and brokers. Generally, it has not experienced any shortage of raw materials that has affected its business other than an occasional increase in price. Although many botanicals are currently in over supply, if demand for botanical products grows in the future the demand pressure for some products could outstrip the capacity of the suppliers. QBI's standardized products have guaranteed potency, meaning that the products contain a stipulated amount of active ingredients. Management believes that for the most part, it can acquire sufficient materials for its standardized line and its inventory can be replaced without significant cost increase, however botanicals are subject to substantial variations due to weather, unexpected increase in demand, ground conditions and political problems in the source country and therefore supply will always be somewhat unpredictable and an occasional short fall can be expected. QBI has in place, in most instances, multiple geographic sources of raw material to minimize this potential problem. Also, the quality of botanicals varies from season to season and year to year, which can impose a limitation on the ability to produce standardized products and which can result in substantial price changes.

Quality  Control
----------------

     QBI's facility contains two laboratories: a quality control laboratory devoted to the physical and chemical analysis of products measured against QBI's customer and compendial specifications; and a microbiology laboratory which evaluates finished products for microbiological purity. These laboratories are equipped with state-of-the-art equipment including a Multi-state Mass Spectrometer (LC/Ms/Ms) on line with numerous High Performance Liquid Chromatographs (HPLC), Gas Chromatographs (GC), Thin Layer Chromatography (TLC), Infrared Spectroscopy (IR) and Ultra-violet Spectrophotometer (UV). QBI provides complete Certificates of Analysis and Material Safety Data Sheets on all of its products. In order to assure product quality and stability, lot samples are retained for three years.

Manufacturing
-------------

     The manufacturing process begins and ends in the laboratory. Incoming botanical materials are evaluated to verify species, variety and quality. Technicians then sift through the material to ensure there are no foreign objects. A powerful rare-earth magnet is also used to ensure there are no metal fragments. The material is then moved by conveyor belt into the cutter, which reduces it to a manageable particle size. Moved to a special cryogenic chamber, the material is subjected to an air-swept pulverizer which pounds the chilled material against a hard surface reducing it to a fine powder. This patented cryogenic processing technology preserves volatile herbal oils and active compounds in the materials and allows fine particle milling of hydroscopic and aromatic botanicals.

     Throughout the manufacturing process the processed botanical material is subjected to a series of tests which examine physical and chemical properties such as active constituents, color, flavor and purity. The material is then either stored in a finished state available for further processing when an order is received or further processed blending, densifying, or granulating the powder making it ready for delivery to the customer who will then use it in a finished product. Prior to delivery, each item undergoes final testing to assure quality.

     The  QBI  facility  is  Kosher  certified  and  operates under current Good
Manufacturing Practices ("GMPs") to assure consistent high quality in the manufacture of its products. The facility and manufacturing process also routinely undergo audits by customers, which include pharmaceutical and large consumer product firms.

CUSTOMERS

     QBI services over 300 customers worldwide, primarily manufacturers and brokers of natural and functional food products. These customers represent several industry sectors, including vitamin & minerals, food & beverages, herbal tea, pharmaceuticals, diet & sports supplements, health & beauty care, and pet & equine.

NUTRACEUTICAL  INDUSTRY  OVERVIEW

     The global nutraceutical industry reached a market volume of $50.6 billion in 2001. The largest market for nutraceuticals is North America, with a sales volume of $16.3 billion, followed by Europe ($15.0 billion) and Asia ($7.8 billion). Japan is only the fourth-largest market in total sales ($7.2 billion), however, it has the highest sales per capita. The fastest growing market is Asia, followed by South America and the Middle East. Looking at product categories, the Vitamin, Mineral & Supplements (VMS) market is the largest segment, accounting for $20.6 billion or 40% or of the total sales. The herbals/botanicals market is almost as large as the VMS segment, accounting for US$19.6 billion (39% of total sales). Sports and specialty has the smallest share with $10.4 billion but is the fastest growing segment, especially in the US. Internationally, vitamin supplement sales have dropped by between 3% and 5% since 2000, due to lost consumer confidence in herbal supplements, which has also affected vitamin products.

COMPETITION

     In the United States, companies selling bulk natural products include domestic natural product manufacturers such as PureWorld, U.S. Nutraceuticals, Hauser and Triarco, foreign manufacturers such as Indena, Euromed and Martin Bauer, and a large number of brokers and distributors selling products that are manufactured worldwide. QBI competes with these companies for both the purchase of natural products and sales of natural product extracts.

     Management believes competition among manufacturers of vitamin and supplement products is based, among other things, on price, timely delivery, product quality, safety, availability, product innovation, marketing assistance and customer service. The competitive position of QBI will likely depend upon continued acceptance of its products, its ability to attract and retain qualified personnel, future governmental regulations affecting vitamins and nutritional supplements, and publication of vitamin product safety and efficacy studies by the government and authoritative health and medical authorities. Management believes that its focus on quality and expertise in the production, marketing and sale of bulk natural products will permit QBI to effectively compete in the sale of these products to manufacturers and marketers of consumer products.

GOVERNMENT  REGULATION

     QBI's business is subject to comprehensive regulation throughout the world. In the United States, QBI's business is regulated by federal agencies such as the Food and Drug Administration ("FDA"), the U.S. Environmental Protection Agency ("EPA"), the U.S. Bureau of Alcohol, Tobacco and Firearms, the U.S. Drug Enforcement Agency ("DEA"), the U.S. Departments of Interior and Agriculture and various state and local government agencies. QBI is also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act, and other federal, state and local statutes and regulations.

     Products manufactured or sold by QBI are defined as "Dietary Supplements," as defined by the Dietary Supplement Health and Education Act ("DSHEA"), and are governed by DSHEA. DSHEA governs claims and statements of nutritional support regarding dietary supplements. DSHEA establishes labeling practices regarding quality standards for supplements, including requirements concerning purity, disintegration and compositional specifications and also amends nutrition labeling and nutrient content claim requirements for dietary supplements under the Nutrition Labeling and Education Act of 1990.

     Failure to comply with applicable laws, regulations and permits can result in injunctive actions, product seizures, damages and civil and criminal penalties. Although QBI believes it is in substantial compliance with current applicable federal, state and local regulations, the FDA, the EPA, the Departments of the Interior and Agriculture and other governmental agencies may in the future change existing regulations or adopt additional regulations that may affect QBI's ability to acquire necessary raw materials, manufacture natural product extracts or develop or manufacture new products.

     The United States FDA has proposed detailed Good Manufacturing Practices ("GMP") for nutritional supplements but has not yet adopted final regulations. Management of QBI believes it complies with GMP as proposed by the FDA.


XCEL  HEALTHCARE,  INC.

BUSINESS

     XCEL Healthcare is fully-licensed specialty pharmacy which provides prescription drugs and other supplies and services to chronically ill consumers who suffer from diseases such as cystic fibrosis, cancer, quadra- and paraplegias, multiple sclerosis and liver disease. This specialized, under-served customer niche is characterized by low churn, steady growth, and high revenue per individual customer - historically between $20,000 and $50,000 per individual per year. These attractive customer characteristics are driven by changes within the healthcare industry, and more specifically, the manner in which pharmacies care for chronically ill patients. Chronically ill patients, who traditionally have been cared for in a hospital setting, are increasingly reliant on physician office-based and home-based therapy. Yet, the expansive needs of these chronically ill patients typically outstrip the product line, operational, financial, and logistical capabilities of traditional providers.

     XCEL specializes in compounding prescription medications for the customized needs of its patients. It operates in niche illness segments that are generally insulated from the competition of the national discount pharmacy chains and large independent pharmacies.

STRATEGY

     XCEL's objective is to continue to grow rapidly and enhance its market position as a leading specialty pharmacy provider by capitalizing on its business strengths and pursuing the following strategy:

  - Continue to focus on and further penetrate the alternate site market. By focusing on the alternate site market, XCEL has targeted growth segments of the health care industry. It intends to increase its alternate site market presence by expanding its product and service offerings, increasing its sales and marketing personnel and focusing on group accounts.

  - Accelerate growth of its higher margin, patient-specific pharmacy business by leveraging relationships with existing customers. Management believes that a number of physicians that order pharmaceuticals and supplies from XCEL also treat patients who require patient-specific biopharmaceuticals. XCEL's information database identifies these cross-selling opportunities, and management believes it is well-positioned to capture incremental revenue from these customers.

  - Pursue acquisitions to complement existing product offerings and further penetrate markets. Management believes that the highly fragmented specialty pharmacy industry affords it an opportunity to grow through selective acquisitions. By acquiring complementary businesses, XCEL can increase its customer base, expand its product and geographic scope and leverage its existing infrastructure.

  - Continue to develop physician and payor networks that enhance XCEL's alliance capabilities with manufacturers. Management believes that with strong physician and payor networks, the relationships with its manufacturers will be enhanced, thereby increasing the potential for alliances, which could expand its products, service and geographic scope. In addition, contracts with payors generate significant new patient volumes and, therefore, revenue growth.

  - Maintain cost control while investing in infrastructure. XCEL's goal is to remain a low cost provider of specialty products and services yet increase the value-added services it provides to customers such as 24-hour on-call support, patient counseling and specialized shipping.

SALES  &  MARKETING

     XCEL strives to generate new customers and solidify existing customer relationships through frequent direct marketing contact that emphasizes its broad product lines in specialty markets, competitive prices, and responsive service. XCEL targets larger customers with customized approaches developed by management and its key account team. XCEL's sales personnel service both in-bound and out-bound calls and are responsible for assisting customers in purchasing decisions, answering questions and placing orders. Sales personnel also initiate out-bound calls to market XCEL's services to those customer accounts identified as being high volume accounts, high order frequency accounts or cross- selling opportunity accounts. All sales personnel work to establish long-term relationships with XCEL's customers through regularly scheduled phone contact and personalized service, including direct sales calls on key customers.

SPECIALTY  PHARMACEUTICAL  MARKET  OVERVIEW

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

     The service needs of office-based physicians and patients self-administering at home differ markedly from those of the hospital market, creating logistical challenges and increasing administrative costs for those offices. Office-based physicians and clinics generally order relatively small quantities of drugs at irregular intervals and do not have inventory management systems or sufficient pharmacy staffing. Challenges facing these caregivers include having necessary administrative and financial resources, managing relationships with multiple suppliers, managing inventories, billing patients and third-party payors, and monitoring new clinical developments. XCEL believes that the shift from hospital-based to office-based or home-based therapy administration has created a significant opportunity, particularly in the quadra- and paraplegias, cystic fibrosis, renal dialysis, oncology, Multiple Sclerosis as well as other chronic diseases

COMPETITION

     The specialty pharmaceutical and medical supply industry is highly competitive and is experiencing both horizontal and vertical consolidation. The industry is fragmented, with several public and many small private companies focusing on different product or customer niches. Some of XCEL's current and potential competitors include independent specialty distributors; national full-line, full-service wholesale drug distributors that operate their own specialty distribution businesses; retail pharmacies; specialty pharmacy divisions of prescription benefit managers; institutional pharmacies; hospital-based pharmacies; home healthcare agencies; mail order distributors that distribute medical supplies on a regional or national basis; and certain manufacturers that own distributors or that sell their products both to distributors and directly to users, including clinics and physician offices. Some of XCEL's competitors have greater financial, technical, marketing and managerial resources than XCEL. While competition is primarily price and service oriented, it can also be affected by depth of product line, technical support systems, specific patient requirements and reputation. There can be no assurance that competitive pressures will not have a material adverse effect on XCEL.

GOVERNMENT  REGULATION

     XCEL is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various governmental programs, as more fully described below.

     Medicare  and  Medicaid  Reimbursement.  As  part  of  the  Social Security
     --------------------------------------
Amendments of 1965, Congress enacted the Medicare program which provides for hospital, physician and other statutorily-defined health benefits for qualified individuals such as persons over 65 and the disabled. The Medicaid program, also established by Congress in 1965, is a joint federal and state program that provides certain statutorily-defined health benefits to financially needy individuals who are blind, disabled, aged, or members of families with dependent children. In addition, Medicaid generally covers financially needy children, refugees and pregnant women. A substantial portion of XCEL's revenue is attributable to payments received from third-party payors, including the Medicare and Medicaid programs.

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

     In addition, some states have adopted, or are contemplating adopting, some form of the proposed alternate pricing methodology for certain drugs and biologicals under the Medicaid program. In several states, these changes have reduced the level of reimbursement received by XCEL to an unacceptable level without a corresponding offset or increase to compensate for the service costs incurred. In those states, XCEL has elected to stop accepting new Medicaid patient referrals for the affected drugs. The company is continuing to provide services to patients already on service, and for those who receive other Medicaid-covered respiratory, home medical equipment or infusion therapies.

     The Balanced Budget Act of 1997 granted authority to the Secretary of HHS to increase or reduce the reimbursement for home medical equipment, including oxygen, by 15% each year under an inherent reasonableness procedure. However, under the provisions of the Medicare Balanced Budget Refinement Act of 1999, reimbursement reductions proposed under the inherent reasonableness procedure have been delayed pending (1) a study by the General Accounting Office to examine the use of the authority granted under this procedure, and (2) promulgation by the Centers for Medicare & Medicaid Services (formerly the Health Care Financing Administration), of a final rule implementing the inherent reasonableness authority. This regulation has not yet been issued.

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

     HIPAA. The Health Insurance Portability and Accountability Act mandates the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and to enhance the effectiveness and efficiency of the healthcare industry. Ensuring privacy and security of patient information - "accountability" - is one of the key factors driving the legislation. The other major factor - "portability" - refers to Congress' intention to ensure that individuals can take their medical and insurance records with them when they change employers.

     In December 2000, HHS issued final regulations concerning the privacy of healthcare information. These regulations regulate the use and disclosure of individuals' healthcare information, whether communicated electronically, on paper or orally. All affected entities, including XCEL, are required to comply with these regulations by April 14, 2003. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. In March 2002, HHS issued proposed amendments to the final regulations which, if ultimately adopted, would make XCEL's compliance with certain of the requirements less burdensome.

     In addition, in the Spring of 2002, HHS issued final regulations concerning the security of healthcare information maintained or transmitted electronically. Security regulations proposed by HHS in August 1998 would require healthcare providers to implement organizational and technical practices to protect the security of such information. Once the security regulations are finalized, the company will have approximately two years to comply with such regulations.

     Although the enforcement provisions of HIPAA have not yet been finalized, sanctions are expected to include criminal penalties and civil sanctions. At this time, the company anticipates that it will be fully able to comply with the HIPAA regulations that have been issued by their respective mandatory compliance dates. Based on the existing and proposed HIPAA regulations, the company believes that the cost of its compliance with HIPAA will not have a material adverse effect on its business, financial condition or results of operations.

     The  Anti  Kickback  Statute.  As a provider of services under the Medicare
     ----------------------------
and Medicaid programs, XCEL is subject to the Medicare and Medicaid fraud and abuse laws (sometimes referred to as the "anti-kickback statute"). At the federal level, the anti-kickback statute prohibits any bribe, kickback or rebate in return for the referral of patients, products or services covered by federal healthcare programs. Federal healthcare programs have been defined to include plans and programs that provide health benefits funded by the United States Government, including Medicare, Medicaid, and TRICARE (formerly known as the Civilian Health and Medical Program of the Uniformed Services), among others. Violations of the anti-kickback statute may result in civil and criminal penalties and exclusion from participation in the federal healthcare programs. In addition, a number of states in which XCEL operates have laws that prohibit certain direct or indirect payments (similar to the anti-kickback statute) or fee-splitting arrangements between healthcare providers, if such arrangements are designed to induce or encourage the referral of patients to a particular provider. Possible sanctions for violation of these restrictions include exclusion from state-funded healthcare programs, loss of licensure and civil and criminal penalties. Such statutes vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies.

     Physician  Self-Referrals.  Certain  provisions  of  the  Omnibus  Budget
     -------------------------
Reconciliation Act of 1993, commonly known as "Stark II", prohibit XCEL, subject to certain exceptions, from submitting claims to the Medicare and Medicaid programs for "designated health services" if XCEL has a financial relationship with the physician making the referral for such services or with a member of such physician's immediate family. The term "designated health services" includes several services commonly performed or supplied by XCEL, including durable medical equipment and home health services. In addition, "financial relationship" is broadly defined to include any ownership or investment interest or compensation arrangement pursuant to which a physician receives remuneration from the provider at issue. Violations of Stark II may result in loss of Medicare and Medicaid reimbursement, civil penalties and exclusion from participation in the Medicare and Medicaid programs. In January 2001, the Centers for Medicare & Medicaid Services issued the first of two phases of final regulations to clarify the meaning and application of Stark II. Phase II was issued in August, 2002, however, Phase I addresses the primary substantive aspects of the prohibition and several key exceptions. Significantly, the final regulations define previously undefined key terms, clarify prior definitions, and create several new exceptions for certain "indirect compensation arrangements", "fair market value" transactions, arrangements involving non-monetary compensation up to $300, and risk-sharing arrangements, among others. The regulations also create a new "knowledge" exception that permits providers to bill for items provided in connection with an otherwise prohibited referral, if the provider does not know, and does not act in reckless disregard or deliberate ignorance of, the identity of the referring physician. The effective date for the bulk of Phase I of the final regulations was January 4, 2002. In addition, a number of the states in which XCEL operates have similar prohibitions on physician self-referrals. Finally, recent enforcement activity and resulting case law developments have increased the legal risks of physician compensation arrangements that do not satisfy the terms of an exception to Stark II, especially in the area of joint venture arrangements with physicians.

     False Claims.  The False Claims Act imposes civil and criminal liability on
     ------------
individuals or entities that submit false or fraudulent claims for payment to the government. Violations of the False Claims Act may result in treble damages, civil monetary penalties and exclusion from the Medicare and Medicaid programs.

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

     Other  Fraud  and  Abuse  Laws.  The  Health  Insurance  Portability  and
     ------------------------------
Accountability Act of 1996 created in part, two new federal crimes: "Health Care Fraud" and "False Statements Relating to Health Care Matters". The Health Care Fraud statute prohibits knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program. A violation of this statute is a felony and may result in fines and/or imprisonment. The False Statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment.

     Recently, the federal government has made a policy decision to significantly increase the financial resources allocated to enforcing the healthcare fraud and abuse laws. In addition, private insurers and various state enforcement agencies have increased their level of scrutiny of healthcare claims in an effort to identify and prosecute fraudulent and abusive practices in the healthcare area.

     Internal  Controls.  XCEL  maintains  several programs designed to minimize
     ------------------
the likelihood that it would engage in conduct or enter into contracts in violation of the fraud and abuse laws. Contracts of the types subject to these laws are reviewed and approved by the corporate contract services and/or legal departments. XCEL also maintains various educational programs designed to keep its managers updated and informed on developments with respect to the fraud and abuse laws and to remind all employees of XCEL's policy of strict compliance in this area. While XCEL believes its discount agreements, billing contracts and various fee-for-service arrangements with other healthcare providers comply with applicable laws and regulations, XCEL cannot provide any assurance that further administrative or judicial interpretations of existing laws or legislative enactment of new laws will not have a material adverse effect on XCEL's business.

     Healthcare  Reform  Legislation.  Economic,  political  and  regulatory
     -------------------------------
influences are subjecting the healthcare industry in the United States to fundamental change. Healthcare reform proposals have been formulated by the legislative and administrative branches of the federal government. In addition, some of the states in which XCEL operates periodically consider various healthcare reform proposals. XCEL anticipates that federal and state governmental bodies will continue to review and assess alternative healthcare delivery systems and payment methodologies and public debate of these issues will continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, XCEL cannot predict which, if any, of such reform proposals will be adopted or when they may be adopted or that any such reforms will not have a material adverse effect on XCEL's business and results of operations.

     Healthcare is an area of extensive and dynamic regulatory change. Changes in the law or new interpretations of existing laws can have a dramatic effect on permissible activities, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payors. Recommendations for changes may result from an ongoing study of patient access by the General Accounting Office and from the potential findings of the National Bipartisan Commission on the Future of Medicare.


BIOSELECT  INNOVATIONS,  INC.

BUSINESS

     BioSelect Innovations produces a line of topical and transdermal bases for drug delivery and functional skin care products that are marketed by other pharmacies. As an outgrowth of its expertise and experience in compounding prescriptions, BioSelect has developed a number of proprietary formulations that have patents pending. These patents address the unique integration of selective traditional over-the-counter generic drugs with complementary alternative medications such as vitamins, herbs and other natural nutraceutical supplements. BioSelect expects to become a pioneer in this nascent field of integrative medicine. Slated to be marketed and distributed through alliances with major pharmaceutical companies, this breakthrough in integrative medicine addresses heart disease, cold & flu, arthritis, migraine, allergy and other conditions.

STRATEGY

     BioSelect intends to become a leader in the field of integrative medicine, topical and transdermal drug delivery and in the development and marketing of specialty pharmaceutical and cosmeceutical products that are applied to the skin. Key elements of its business and commercialization strategy include the following:

     Lower Risk Strategy for Selecting Product Candidates for Development. BioSelect does not intend to focus its product development efforts on development of new chemical entities. Instead, it will focus on applying its proprietary technologies in the following three areas:

     (1) development of topical and transdermal formulations of new chemical entities in partnership with innovative pharmaceutical or biotechnology companies;

     (2) development of new, high performance cosmeceutical products that address the skin care needs of the increasing number of affluent middle-aged and older people; and

     (3) development and launch of a new family of proprietary pharmaceutical/nutraceutical products through alliances with major pharmaceutical companies.

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

DRUG  DELIVERY  MARKET  OVERVIEW

     Drug delivery companies develop technologies to improve the administration of therapeutic compounds. These technologies are designed to enhance safety, efficacy, ease-of-use and patient compliance with prescribed therapy. Drug delivery technologies provide opportunities for pharmaceutical and biotechnology companies to extend their drug franchises as well as develop new and innovative products. The worldwide market for drug delivery systems was estimated to be $35 billion in 2000 and is projected to increase to $75 billion by 2005.

     The vast majority of drugs currently on the market are taken orally or are administered by injection. Oral drug delivery methods, while simple to use, typically subject drugs to first-pass metabolism in the body, which results in drug degradation in the stomach and further neutralization in the liver before reaching the bloodstream. In order to achieve efficacy, higher drug dosages are often used, with increased risks of side effects. The injection of pharmaceuticals, while avoiding first-pass metabolism in the body, also has major limitations, including pain, which can lead to decreased patient acceptance and compliance with prescribed therapy. A decline in patient compliance can increase the risk of medical complications and lead to higher healthcare costs. Also, the costs of injectable drugs typically are higher as a result of the additional costs associated with medical personnel to administer the injections and the costs associated with the purchase and disposal of syringes.

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

     We believe that developing safer and more efficacious ways of delivering existing drugs generally is less risky than attempting to discover new drugs, because of the lower product development cost. On average, it takes 15 years for an experimental new drug to progress from the laboratory to commercialization in the U.S., with an average cost of approximately $500 million. Typically, only one in 5,000 compounds entering pre-clinical testing advances into human testing and only one in five tested in humans is approved. By contrast, drug delivery companies typically target drugs that already have been approved, have a track record of safety and efficacy and have established markets for which there is a proven medical need. Consequently, clinical trials related to drug delivery technologies applied to previously-approved pharmaceuticals need only show that carrier technologies deliver the drug without harming the patient or changing the clinical attributes of the drug.

SKIN  HEALTH  AND  RESTORATION  MARKET  OVERVIEW

     In the United States, skin health and restoration is managed primarily by dermatologists and plastic surgeons. There are approximately 10,000 dermatologists and 6,000 plastic surgeons whose practice includes skin health and restoration. Skin conditions are typically treated with products such as prescription drugs, over-the-counter drugs and cosmetics, as well as office-based procedures such as chemical-based skin peels. In recent years, physicians have taken on an increasingly active role in the management of skin restoration. This trend reflects both the increased use of existing in-office procedures and the introduction of new procedures such as laser skin resurfacing, laser hair removal and microdermabrasion, a procedure where the surface layer of the skin is physically removed. We believe that the growth also represents efforts of skin care physicians to broaden their practices and sources of revenue to include more cosmetically-based products and procedures. Third-party reimbursement policies have limited patient access to dermatologists and imposed limits on the level of reimbursement for physician procedures, which has resulted in a loss of revenue to physicians. Physicians have tried to compensate for this lost revenue by focusing on cosmetic procedures which are typically elective and paid for directly by the patients and not subject to the reimbursement restrictions imposed by third-party payors. Furthermore, the aggregate number of physician-mediated cosmetic procedures, including non-skin based procedures such as facelifts, hair transplants and breast augmentations, have grown significantly in recent years, resulting in increased office visits and opportunities for the sale of physician-mediated skin health and restoration products.

     We believe that the skin health and restoration market will continue to experience strong growth as a result of several factors, including the development of new products and procedures for a wider range of cosmetic treatments and the gradual aging of the U.S. population. Older segments of the population tend to control large amounts of disposable income and are highly motivated to improve their personal appearance.

INTEGRATIVE  MEDICINE  MARKET  OPPORTUNITY

     BioSelect plans to launch a new proprietary family of innovative combination of OTC drugs with natural remedies such as herbs, botanicals, vitamins, and other supplements. BioSelect is targeting the nexus of traditional medications and homeopathic remedies. Consumers in the mass market have demonstrated increased interest in natural health products, including dietary supplements, vitamins and botanical nutraceuticals, over the past decade. This interest level is being met with the increasing availability of highly efficacious pharmacological agents that were previously prescription-restricted. This growing OTC market provides a strong sales, marketing and distribution channel mechanism through which BioSelect's combined OTC-nutraceutical products can provide customers with unique ailment solutions while simultaneously providing significant financial opportunities for the many makers of OTC drugs that are continually seeking new sources of growth. Management believes that its proposed OTC-nutraceutical combination products have the potential to:

     - Enhance the health of consumers by combining the advances of science with natural remedies;
     - Provide consumers with a source of nutraceutical supplements promoted by an established, trusted OTC companies;
     - Enable BioSelect and its partners to expand the reach of nutraceuticals into the mass market by combining them with ubiquitous OTC drugs;
     - Establish intellectual property protection availed through the combination of nutraceuticals with OTC drugs; and
     - Provide a pharmaceutical company with a high-growth, high-margin product line.

     We believe that products that combine OTC medications and nutraceutical supplements provide a unique growth opportunity. For the pharmaceutical industry, which has traditionally been reliant on medications switching from prescription status to OTC status to spur growth, new products which combine "traditional" medications and homeopathic remedies are expected to offer substantial new industry growth opportunities. For the nutraceutical industry, it is anticipated that the successful introduction of OTC-nutraceutical combination products supported by one or more established, respected pharmaceutical companies would lend the industry much needed credibility.

RESEARCH  AND  DEVELOPMENT

     Research and development efforts are generally devoted to four principal areas: (1) development of new technologies; (2) application of our existing technologies to new products; (3) improvement of existing processes; and (4) formulation of existing and new biologically active compounds. We have spent approximately $54,000 and $20,000 on Company-sponsored research and development in fiscal years ended December 31, 2002 and 2001, respectively.

PATENTS  AND  TRADEMARKS

     BioSelect has developed a number of proprietary formulations that have patents pending. These patent claims address the unique integration of selective traditional over-the-counter generic drugs with complementary alternative medications such as vitamins, herbs and other natural nutraceutical supplements. The product development effort focuses on developing proprietary formulations for existing products and on the creation of formulations for product line extensions. The preservation and improvement of the quality of BioSelect's products are also integral parts of its overall strategy.

     BioSelect maintains and has applied for patent, trademark and copyright protection in the United States relating to certain of its existing and proposed products and processes, including CONASE, COPROFEN, EPIGEST ESSENTIALS, FEMDERM ESSENTIALS, FEMGEST ESSENTIALS, and TRANSLIPOBASE. There can be no assurance that BioSelect will be able to successfully protect its intellectual property.

EMPLOYEES

     During fiscal year 2002, we employed 22 persons on a full-time basis at XCEL, BioSelect and the corporate offices. With the acquisition of QBI, effective January 1, 2003, the number of employees increased by 88 persons to a total of 110 persons, including pharmacists, technicians, accounting, sales and marketing, administrative, delivery and executive personnel. A standard package of employee benefits is provided to all full-time employees in addition to on-the-job training and advancement opportunities. None of the Company's employees are covered by a collective bargaining agreement and none are represented by labor unions.

     Our subsidiaries have entered into Employment Agreements, Nondisclosure and Non-Competition Agreements with each of their respective key employees. These Agreements include provisions for salary increases and stock options based on revenue and earnings growth that the respective operations may achieve.

ITEM  2.     DESCRIPTION  OF  PROPERTY

     Our executive offices are located at Howard Hughes Center, 6080 Center Drive, 6th Floor, Los Angeles, California. We also lease facilities in Woodland Hills, California for the operations of XCEL and BioSelect. With the recent acquisition of QBI on February 25, 2003, effective January 1, 2003, the Company assumed the lease on QBI's 53,000 square foot warehouse and processing facility located in South Plainfield, New Jersey. The term of the lease is twenty five years starting on May 1, 1997. The lessor is MRA Associates, LLC, a New Jersey limited liability company, a third of which is beneficially owned by Joseph R. Schortz, the President and Chief Executive Officer of QBI. The Company holds an option to purchase the property from MRA Associates for $2, 250,000. The option expires in five years.

ITEM  3.     LEGAL  PROCEEDINGS

     FIRST MIRAGE, INC. V. HEALTH SCIENCES GROUP, INC., ET. AL. On March 24, 2003, First Mirage, Inc. filed an action against the Company, Bill Glaser and Transfer Online, Inc., in the United States District Court, District of Oregon (CV 03 382 KI). The complaint contains claims for declaratory judgment, breach of state statutory obligations, conversion, intentional interference with economic relations, breach of fiduciary duty, and negligence. The complaint alleges that the defendants wrongfully prevented First Mirage from completing its sale of 66,337 shares of the Company's common stock on the open market by refusing to reissue the stock certificate representing those shares without a restrictive legend. The complaint seeks damages in an amount subject to proof at trial, but not less than $90,000. The complaint also seeks pre and post-judgment interest, punitive damages, and injunctive relief.

     The Company believes that because the shares at issue had been sold to First Mirage by an affiliate of the Company, they were subject to the one-year holding period set forth in Rule 144 (promulgated under the Securities Act of 1933), which had not expired at the time of the proposed sale. The Company thus believes that the complaint is without merit and intends to defend the lawsuit vigorously. The Company, moreover, has agreed to provide a defense for Mr. Glaser and Transfer Online, Inc.

     This litigation is in its early stages and discovery has not commenced. Therefore, the Company is unable to opine as to the probable outcome of this matter at this time.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.


                                     PART II


ITEM  5.     MARKET  FOR  ISSUER'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our common stock began trading in the OTC Bulletin Board on August 3, 2001 and currently trades under the symbol "HESG". The following table sets forth the high and low bid price per share quotations as reported on the OTC Bulletin
Board of the common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions. Actual prices may vary.

FISCAL YEAR ENDING DECEMBER 31, 2002:

                                       High   Low
                                       -----  -----
First Quarter . . . . . . . . . . . .  $4.20  $2.70
Second Quarter. . . . . . . . . . . .  $3.35  $1.30
Third Quarter . . . . . . . . . . . .  $2.00  $0.80
Fourth Quarter. . . . . . . . . . . .  $1.05  $0.55


FISCAL YEAR ENDING DECEMBER 31, 2001:

  High                                 Low
-------------------------------------  -----
First Quarter . . . . . . . . . . . .  $ n/a  $ n/a
Second Quarter. . . . . . . . . . . .  $ n/a  $ n/a
Third Quarter . . . . . . . . . . . .  $1.62  $0.07
Fourth Quarter. . . . . . . . . . . .  $4.90  $1.45


     At March 31, 2003, we had approximately 100 holders of record of our voting common stock; we estimate that the Company has approximately 235 additional beneficial holders of our common stock held in names of brokers and securities depositories, amounting to 335 shareholders. Of the current holders of its common stock, Messrs. Tannous and Glaser together beneficially own approximately 36% of the Company.

     We have not paid or declared cash distributions or dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. Future payment of cash dividends rests within the discretion of the Board of Directors and is based on our earnings, financial condition, capital requirements, and other factors.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION

     This  report  contains  forward-looking  statements  within  the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and accompanying notes and the other financial information appearing else where in this Annual Report on Form 10-KSB. The financial information presented is for the period January 1, 2001 to our fiscal year end, December 31, 2002.

CRITICAL  ACCOUNTING  POLICIES

     Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to contractual allowance for accounts receivable, inventories, goodwill, intangible assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Note 1 of the "Notes to Consolidated Financial Statements" includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief description of the more significant accounting policies and methods we use.

     Impairment  of  intangible  long-lived  assets.  Intangible  assets such as
     ----------------------------------------------
goodwill, patents and formulas could become impaired and require a write-down if circumstances warrant. Conditions that could cause an asset to become impaired include lower-than-forecasted revenues, changes in our business plans or a significant adverse change in the business climate. The amount of an impairment charge would be based on estimates of an asset's fair value as compared with its book value. In accordance with GAAP, we perform a valuation of our assets to determine if any impairment exists.

     Contractual  Allowance.  The  difference between XCEL's established billing
     ----------------------
rates and the amount estimated by us as reimbursable from health insurance companies is the contractual allowance. The contractual allowance could vary if there is a change in the health insurance company's established policies relating to covered services or billing rates. We review and, if warranted, adjust our contractual allowance on a quarterly basis.

OVERVIEW

     Health Sciences Group, Inc., a Colorado corporation, is an integrated provider of innovative products and services to the nutraceutical, pharmaceutical, and cosmeceutical industries offering value-added ingredients, bioactive formulations, and proprietary technologies used in nutritional supplements, functional foods and beverages, and skin care products. Through fiscal year 2002, its subsidiaries consisted of XCEL Healthcare, a fully licensed, specialty compounding pharmacy focused on delivering full service pharmacology solutions to customers with chronic ailments that require long-term therapy; and BioSelect Innovations, which develops and sells products based on proprietary technologies in the areas of topical and topical and transdermal drug delivery, cosmeceuticals, and integrative medicine to a global network of customers who manufacture and distribute compounded pharmaceuticals, functional foods and beverages, skin care products and cosmetics.

ACQUISITION  OF  QUALITY  BOTANICAL  INGREDIENTS,  INC.

     On February 25, 2003, effective January 1, 2003, the Company completed its acquisition of Quality Botanical Ingredients pursuant to an Asset Purchase Agreement. QBI is a leading manufacturer and contract processor of bulk botanical materials and nutritional ingredients supplied to buyers in various industries including pharmaceutical, nutraceutical, and cosmetics.

RESULTS  OF  OPERATIONS

     The results described herein reflect the consolidated operations of the Company and its two wholly-owned subsidiaries, XCEL Healthcare, Inc. and BioSelect Innovations, Inc. As the Company purchased XCEL and BioSelect effective December 31, 2001, the results of operations include one month of operations for the fiscal year ended December 31, 2001 and twelve months of operations for the fiscal year ended December 31, 2002.

SELECTED STATEMENT OF OPERATIONS INFORMATION

                      Fiscal Year Ended December 31,
                      ------------------------------
                           2002           2001
                      --------------  --------------
  Net sales           $   5,537,991   $     341,813
  Gross profit        $   1,488,865   $      82,989
  Net Loss            $  (4,283,936)  $    (735,096)
  Net loss per share  $       (0.73)  $       (0.22)


Fiscal  year  ended December 31, 2002 compared to fiscal year ended December 31,
--------------------------------------------------------------------------------
2001
----

     NET SALES AND COST OF GOODS SOLD. Our consolidated net sales for the fiscal years ended December 31, 2002 and 2001 totaled $5,537,991 and $341,813, respectively. Net sales for 2001 were derived from one month of operations of XCEL and BioSelect. Cost of goods sold for the same periods totaled $4,049,126 and $258,824, respectively. As a percentage of net sales, cost of good sold was 73.1% and 75.7% for the years ended December 31, 2002 and 2001, respectively. Included in cost of goods sold for the year ended December 31, 2001, is approximately $50,000 of non-recurring expense related to the stepped-up basis in inventory at December 1, 2001 due to the purchase of XCEL and pursuant to SFAS No. 141. Without this one-time charge, our cost of goods sold was $209,321 for 2001 or 61.2% of net sales.

     The increase in cost of goods sold is primarily due to higher costs of certain medications for some of our patients, which have a lower reimbursement rate from the insurance payor and fees paid for additional contract pharmacists. In an effort to reduce our cost of goods sold, we are improving our procurement efficiencies and inventory management and streamlining our labor force. We do not expect to reduce our labor force but reallocate certain duties to allow for a more efficient operation. We hope to reduce cost of goods sold as a percentage of net sales through increased purchasing power and operational efficiencies. We have signed a new contract with a purchasing group and has implemented procedures to consolidate our purchasing to a select group of vendors which will allow for increased purchasing power.

     OPERATING AND INTEREST EXPENSES. Total consolidated operating expenses for the fiscal years ended December 31, 2002 and 2001 totaled $5,568,983, or 100.6% of net sales, and $908,455, or 265.8% of net sales, respectively. Operating expenses include selling expenses which consist primarily of commissions paid to an outside consultant totaling approximately $32,000 and $17,000 for the fiscal years ended December 31, 2002 and 2001, respectively. Operating expenses for the fiscal years ended December 31, 2002 and 2001 for the portfolio companies, XCEL and BioSelect, totaled $1,703,959, or 30.8% of net sales and $125,860, or 36.8% of net sales. Total consolidated interest expense for the fiscal years ended December 31, 2002 and 2001 totaled $203,818, or 3.7% of net sales and $4,446, or 1.3% of net sales, respectively. Interest expense for the fiscal years ended December 31, 2002 and 2001 for our subsidiary companies, totaled $38,371, or 0.7% of net sales and $4,446, or 1.3% of net sales. Our operating expenses primarily include the following:

                                       Fiscal Year Ended December 31
                                 ----------------------------------------
                                          2002               2001
                                 --------------------  ------------------
Expense                           $Amount    % Sales   $Amount   % Sales
-------------------------------  ----------  --------  --------  --------
  Consulting expenses            $2,644,000     47.7%  $385,000    112.6%
  Salary expenses                $1,326,000     23.9%  $215,000     62.9%
  Professional fees              $  587,000     10.6%  $131,595     38.5%
  Depreciation and amortization  $  292,000      5.3%  $ 33,000      9.7%

     Consulting expenses include fees paid to consultants for investor relations services including providing financial communication programs, increasing general market awareness, educating retail brokers and institutional networks, assisting management with the development of strategic approaches to accessing the equity and debt markets, and identifying and reviewing potential acquisition candidates. Consulting expenses also include fees paid to consultants relating to the business development of Health Sciences Group and its subsidiary companies, XCEL and BioSelect. These services include developing corporate strategies, planning for the Company's anticipated commercialization of new products, formulating and evaluating potential corporate options, and expanding subsidiary company operations through an integrated process of analysis.

     We expect to continue to increase market awareness, continue to develop our strategic approaches, perform due diligence on acquisition candidates and acquire them accordingly. Therefore, costs related to these activities to remain constant in the near term.

     Salary expenses include amounts paid to pharmacists and office personnel as well as $409,000 of compensation deferred by Messrs. Tannous and Glaser, officers and major shareholders of the Company. We expect salary expense to decrease as a percentage of sales as additional companies are added and operational efficiencies are achieved.

     Professional  fees  include  accounting  and  legal  services  performed.
Depreciation and amortization increased as a result of the amortization of intangible assets established with the purchase of XCEL and BioSelect. Interest expense includes interest on lines of credit and notes payable as well as non-recurring financing costs totaling approximately $128,000 expensed in 2002.

     NET LOSS. Net loss for the fiscal years ended December 31, 2002 and 2001 totaled $(4,283,936) or (77.4)% of net sales, and $(735,096) or (215.1)% of net sales, respectively. Net loss per share of common stock was $(0.73) and $(0.22) for the fiscal years ended December 31, 2002 and 2001, respectively. Net loss for the fiscal years ended December 31, 2002 and 2001 for the subsidiary company operations totaled $(253,465) and $(46,171) or (4.6)% and (13.5%) of net sales, respectively.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the fiscal years ended December 31, 2002 and 2001 for our subsidiary company operations totaled $58,698 and $(20,529) or 1.1% and (6.0%), respectively. There can be no assurance that we will ever achieve profitability or that a stream of revenue can be generated and sustained in the future.

CAPITAL  RESOURCES  AND  LIQUIDITY

     ASSETS. Our current assets totaled $1,267,831 and $518,933 at December 31, 2002 and 2001, respectively. Total assets were $5,971,410 and $6,269,196 at December 31, 2002 and 2001, respectively. The increase in current assets is primarily due to increases in cash of approximately $169,000, net accounts receivable of $167,000 and other current assets of $328,000. Substantially all other current assets represent due diligence fees and fees paid to attorneys relating to the purchase of QBI. The decrease in total assets is due to amortization of intangible assets and the rescission of the Company's investment in Biofarm S.A. At December 31, 2002, assets consisted primarily of patents totaling $3,300,000, net formula costs totaling $630,889, net accounts receivable totaling $567,047, excess of cost over fair value of net assets acquired totaling $350,546, net agreements not-to-compete costs totaling $249,167, and cash on hand of $169,024. At December 31, 2001, assets consisted primarily patents totaling $3,300,000, net formula costs totaling $676,223, net accounts receivable totaling $399,913, and net agreements not-to-compete totaling $379,167.

     LIABILITIES AND WORKING CAPITAL. Our current liabilities totaled $1,262,520 and $1,242,746 at December 31, 2002 and 2001, respectively. This resulted in working capital totaling $5,311 at December 31, 2002 and a working capital deficit of $(723,813) at December 31, 2001. Total liabilities were $1,501,442 and $1,284,887 at December 31, 2002 and 2001, respectively. The increase in liabilities is primarily due to increases in notes payable. At December 31, 2002 and 2001, liabilities consisted primarily of accounts payable, accrued expenses and notes payable.

CASH  REQUIREMENTS  AND  ADDITIONAL  FUNDING

     We have generated financial growth primarily through cash flows provided by financing activities. In 2002, financing activities generated net cash of approximately $784,000 compared to approximately $460,000 in 2001. Cash and cash equivalents increased to approximately $169,000 in 2002. We had no cash or cash equivalents in 2001.

     As of March 31, 2003, our principal commitments consisted of agreements with various consultants who will provide us with business development, public and financial relations, and raising additional debt or equity financing in exchange for stock of the Company or a portion of proceeds from the sale of stock.

     We believe that cash on hand will be insufficient to meet our anticipated needs for working capital, capital expenditures and business development for the next twelve months. We are currently in the process of negotiating $1,000,000 to $3,000,000 from the sale of equity securities. If we are unable to raise additional funds, we may be forced to curtail or cease operations.

     Even if we are able to continue our operations, the failure to obtain debt or equity financing could have a substantial adverse effect on our business and financial results, and we may need to delay purchases of additional companies. Although we have historically relied upon financing provided by our officers and directors to supplement operations, they are not legally obligated to provide the Company with any additional funding in the future.

     In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when it approaches a condition of cash insufficiency. The sale of additional equity securities, if accomplished, may result in dilution to our shareholders. We cannot assure shareholders, however, that financing will be available in amounts or on terms acceptable to us, or at all.

SUBSEQUENT  EVENTS

Business  Acquisition
---------------------

     Effective January 1, 2003, we formed a new subsidiary, Quality Botanical Ingredients Inc., a Delaware corporation, that purchased substantially all assets and assumed certain liabilities of Quality Botanical Ingredients, Inc., a New Jersey corporation (now known as AAA Health Products, Inc.) pursuant to an Asset Purchase Agreement for 1,206,033 shares of the Company's common stock, which includes 433,333 shares placed in an escrow account through July 25, 2003 and 200,000 shares issued to consultants for services provided to the Company relating to the acquisition. The value of the shares totaled $976,887 and was determined based on the average closing market price of the Company's common stock over the two-day period before and after the terms of the acquisition were agreed to and announced. Shares placed in escrow totaling 333,333 are subject to set-off of any accounts receivable remaining after 150 days from the closing date. The remaining 100,000 shares are subject to settlement of any indemnity claims. Additional shares, not to exceed 1,250,000, of the Company's common stock will be issued to the seller should the closing price of the Company's common stock not achieve certain levels after one year from the closing date. An additional 200,000 shares shall be issued to the seller upon reaching certain levels of gross revenues and gross operating margins as compared to its 2001 financial results. Pursuant to the Agreement, we contributed $200,000 to QBI, which was used as payment to QBI's creditors. We also contributed $400,000 to QBI, of which, $350,000 was used to pay down QBI's line of credit and the remaining $50,000 was paid to QBI's lender as a loan fee. Within 90 days from the date of close, we are required to contribute and additional $100,000 to QBI, which shall be used to pay down debt assumed during the acquisition.

     In February 2003, QBI (Delaware), entered into a loan agreement with a financial institution for a maximum line of credit totaling $4 million. Interest is due monthly on the outstanding balance at a rate of 1.5% above the prime rate as published in the Wall Street Journal. The loan agreement expires in February 2004 and is secured by substantially all assets of the newly formed subsidiary. The financial institution will make advances on the loan agreement up to 80% of accounts receivable to a maximum of $4 million and 55% of inventory to a maximum $1.8 million. The borrowings are guaranteed by the Company and personally guaranteed by the shareholders of the purchased company. The credit line is limited as to use by the new QBI subsidiary company.

     Additionally, the newly formed QBI subsidiary assumed notes payable of $387,481 and $63,194 with a financial institution. The notes earn interest at 2.5% above the prime rate as published in the Wall Street Journal. Monthly payments of principal and interest total $24,921 and $5,228 are due through July 2004 and March 2004, respectively. The notes are guaranteed by the Company and personally guaranteed by the shareholders of the purchased company.

     In keeping with our focus to be an integrated provider of innovative products and services to the nutraceutical, pharmaceutical, and cosmeceutical industries, the assets and business purchased from QBI allows us to process domestic and imported botanical and nutraceutical raw materials into nutritional supplement components which are sold to manufactures throughout the world. The acquisition has been accounted for as a purchase pursuant to SFAS No. 141 and, accordingly, the acquired assets and liabilities assumed will be recorded at their estimated fair values at the date of acquisition.

Consulting  Agreements
----------------------

     In January 2003, we entered into an agreement with a consultant to provide financial relations services through December 31, 2003. The agreement grants the consultant options to purchase 250,000 shares of the Company's common stock at an exercise price of $0.55 per share. The options vest equally every three months and expire three years from the date of grant. The estimated value of the options total approximately $118,000. The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 2.00%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 167%; and a term of three years.

     In February 2003, we issued 8,761 shares of common stock to a consultant for business development services. The value of the shares totaled approximately $3,500 at the date of issuance and was determined based on the fair market value of the Company's common stock at the date of issuance.

     In March 2003, we entered into agreements with two consultants to provide investor relations services through September 11, 2003 and March 24, 2004. We issued a total of 190,000 shares of the restricted common stock to the consultants as consideration for the services to be provided. The value of the shares issued totaled approximately $146,000 at the date of issuance and was determined based on the fair market value of the Company's common stock at the date of issuance.

Convertible  Debentures
-----------------------

     In February 2003, we sold $300,000 of convertible debentures pursuant to a Securities Purchase Agreement. Additionally, we issued 571,428 of common stock purchase warrants to the debenture holders. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.60. The warrants expire in February 2008. The debentures accrue interest at 12% per annum. The unpaid principal and accrued interest is due on February 24, 2004. The notes are collateralized by a second position in substantially all assets of the Company and shares owned by the officers and major shareholders of the Company. Commencing July 24, 2003, the debentures can be converted at $0.525. The estimated value of the warrants totaled approximately $462,000 at the date of issuance. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 2.82%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 167%; and a term of five years.

     The discount attributable to the value of the warrants as calculated using the Black-Scholes pricing model and the value of the equity conversion features exceeded the face value of the convertible notes. As a result, the notes were fully discounted and the discount was recorded as additional paid-in capital. The discount will be amortized on a straight-line basis over one year giving an effective interest rate in excess of 100%.

     Additionally, we granted 85,712 stock purchase warrants to two consultants as consulting services relating to the convertible debentures sold by the Company. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.60. The warrants expire in February 2008. The estimated value of the warrants totaled approximately $69,000 at the date of issuance. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 2.82%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 167%; and a term of five years.

Line  of  Credit
----------------

     In February 2003, XCEL Healthcare, Inc. entered into a Loan and Security Agreement with a finance company for a maximum line of credit totaling $750,000. Interest is due monthly on the outstanding balance at a rate of 3.75% above company's reference rate. The Loan Agreement expires in February 2006 and is secured by substantially all assets of XCEL. The finance company will make advances on the loan agreement up to 75% of eligible accounts receivable. The borrowings are guaranteed by Health Sciences Group and personally guaranteed by the majority stockholders of Health Sciences Group. The credit line is limited as to use by XCEL.

     XCEL  must  maintain  the  following  financial  ratio  and  covenant:

     -    Minimum working capital ratio = .75 to 1
     -    XCEL must be profitable

     Additionally, we agreed to pay $37,500 and issue 30,000 stock purchase warrants to a consultant for services relating to the line of credit. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.95. The warrants expire February 2008. The estimated value of the warrants totaled approximately $25,000 at the date of issuance. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 2.75%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 167%; and a term of five years.

Securities  Purchase  Agreements
--------------------------------

     In March 2003, we entered into Securities Purchase Agreements providing for the sale of 247,273 units, comprised of 247,273 shares of the Company's common stock and 247,273 common stock purchase warrants at $0.55 per unit. The shares are restricted pursuant to Rule 144 of the Securities Act of 1933. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.00. The warrants expire three years from the date of grant. Proceeds from the sale of shares and warrants totaled $136,000.

     In April 2003, we entered into Securities Purchase Agreements providing for the sale of 110,000 units, comprised of 110,000 shares of the Company's common stock and 110,000 common stock purchase warrants at $0.90 per unit. The shares are restricted pursuant to Rule 144 of the Securities Act of 1933. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.25. The warrants expire three years from the date of grant. Proceeds from the sale of shares and warrants through April 8, 2003 totaled $99,000.

Settlement  Agreement
---------------------

     In March 2003, we entered into a Settlement Agreement and Mutual General Release with a consulting firm who filed a complaint against the Company alleging breach of contract related to consulting services for corporate development and operations expansion. Pursuant to the settlement agreement, we converted $126,000 of accounts payable into a note payable to the consulting firm for the principal amount of $126,000 with monthly payments of $12,000 including interest at 10% per annum through February 2004.

Conversion  of  Note  Payable
-----------------------------

     In March 2003, we issued 40,000 shares of common stock in exchange for a note payable due an individual totaling $27,000 including interest expense totaling $5,000. The shares are restricted pursuant to Rule 144 of the Securities Act of 1933. The value of the shares was determined based on the fair market value of the Company's common stock at the date of issuance.

Other  Stock  Issuances
-----------------------

     In January 2003, we issued 19,250 to two employees as compensation. The value of the shares totaled approximately $13,000 and was determined based on the fair market value of the Company's common stock at the date of issuance.

     In February 2003, we issued 162,201 shares of common stock to a consultant for legal services. The value of the shares totaled approximately $127,000 and was determined based on the fair market value of the Company's common stock at the date of issuance.

Loans  Payable - Officer/Stockholders
-------------------------------------

     Two officers/stockholders loaned a total of $35,000 to the Company through April 11, 2003. These loans accrue interest at 8% per annum. The principal and any unpaid interest are due on demand.

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

ITEM 7.   FINANCIAL  STATEMENTS

     Our audited financial statements required by Item 310(a) of Regulation S-B, together with the independent auditors' reports of Stonefield Josephson, Inc. for fiscal years ended 2002 and 2001, begin on page F-1 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS,  AND  CONTROL PERSONS;
          COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     The following table sets forth the name, age and position of each director and executive officer of Health Sciences Group, Inc. and its subsidiaries. There are no other persons who can be classified as a promoter or controlling person of the Company.

=============================================================================================================
Name                          Age                                    Title
-------------------------------------------------------------------------------------------------------------
  Fred E. Tannous              36  Co-chairman of the Board, Chief Executive Officer, and Treasurer
  Bill Glaser                  36  Co-chairman of the Board, President, and Secretary
  Joseph R. Schortz, CPA       54  President and Chief Executive Officer, Quality Botanical Ingredients, Inc.
  Ronald A. Gustilo            38  Director of Operations, XCEL Healthcare, Inc.
  Dr. Richard L. Kleinberger   39  Director of Pharmacy, XCEL Healthcare, Inc.
  Jeff Simon                   43  Vice President Sales & Marketing, XCEL Healthcare, Inc.
  Dr. Daniel I. Gelber         51  Director of Research & Development, BioSelect Innovations, Inc.
=============================================================================================================


Health  Sciences  Group,  Inc.
------------------------------

     FRED E. TANNOUS is Co-chairman, Chief Executive Officer, and Treasurer, of Health Sciences Group. Previously, Mr. Tannous was employed at DIRECTV, Inc. where he was involved in various capacities including valuing, structuring, and executing strategic investments. Prior to joining DIRECTV, a wholly owned subsidiary of Hughes Electronics Corporation, Mr. Tannous was with the corporate treasury organization of Hughes where he assisted in conducting valuations and effectuating financing transactions for the company's satellite and network communication units. From February 1996 to May 1999, Mr. Tannous served as Treasurer and Chief Financial Officer of Colorado Casino Resorts, Inc., a gaming and lodging concern with operations in Colorado. In addition to overseeing the company's finance and accounting operations, he was accountable for all corporate finance and treasury activities. Previously, as principal of his own consulting firm, Mr. Tannous consulted to several start-up ventures in various industries where he was instrumental in developing business plans, advising on business strategy and capital structure, and arranging venture financings. Mr. Tannous received an MBA in finance and accounting from the University of Chicago Graduate School of Business. He also holds a Masters and Bachelors degree in Electrical Engineering from the University of Southern California.

     BILL GLASER is Co-chairman, President, and Secretary of Health Sciences Group. Mr. Glaser was founder and Chief Executive Officer of a start-up venture established in July 1999 for the purpose of operating an online resource for health-conscious living. From July 1994 to May 2000, Mr. Glaser founded and served as the Chief Executive Officer of Zenterprise, Inc., a comprehensive strategic and management-consulting firm, which focused primarily on business strategy, marketing, and management consulting services for public and private companies. From September 1991 to July 1994, Mr. Glaser was a registered principal of a regional stock brokerage firm where he gained diverse experience in finance, management, marketing, sales, and public company relations. Previously, he was a registered representative at Drexel, Burnham, Lambert and Smith Barney. Mr. Glaser holds a Bachelors degree in finance and economics from the Ithaca College - School of Business.


Quality  Botanical  Ingredients,  Inc.
--------------------------------------

     JOE R. SCHORTZ, CPA is President and Chief Executive Officer of Quality Botanical Ingredients (QBI), which was acquired by the Company in February 2003. For over five years at QBI, Mr. Schortz has been instrumental in providing strategic guidance and operational oversight in all aspects of the business resulting in streamlined operations, expanded customer base, increased revenues and profitability. From 1988 through 1995, as principal of his accounting practice, Mr. Schortz provided financial statement and tax return preparation services and provided consulting services on various aspects of the business including capital formation, management information systems, and financial planning. Mr. Schortz earned a Certified Public Accountants license in 1975, and practiced public accountancy from 1971 through 1996. He is currently active with the American Institute of Certified Public Accountants (AICPA), where he is a member of the Group of 100, the New Jersey Society of Certified Public Accountant's (NJSCPA) and the LCM Foundation International, Inc. Mr. Schortz also holds a Bachelor of Science degree in Accounting from Pfeiffer College.

XCEL  Healthcare,  Inc.
-----------------------

     RONALD A. GUSTILO serves as the Director of Operations where he oversees the day-to-day operations of XCEL Healthcare. Ron is responsible for implementing the operations plan and long-term growth strategy. Prior, Mr. Gustilo was Manager and Certified Pharmacy Technician at NMC Homecare, Inc. In 1992, Ron started his career as a certified pharmacy technician with the Medical Center of North Hollywood in California. Mr. Gustilo holds a Bachelor of Science degree in Business Administration from the University of Phoenix.

     DR.  RICHARD  L.  KLEINBERGER  serves  as the Director of Pharmacy for XCEL
Healthcare where his primary focus is developing and monitoring patient services, promoting customer relations, and guiding the pharmacy staff on all pharmacological policies and procedures including regulatory compliance and cost management. Prior, Dr. Kleinberger was a Pharmacy Manager at NMC Homecare, Inc., an alternate site company specializing in intravenous therapies, Total Parenteral Nutrition (TPN), aminoglycosides, and pharmaceutical monitoring. Previously, he was a Clinical Pharmacist for Children's Hospital of Los Angeles. Dr. Kleinberger earned a Doctor of Pharmacy from the University of Southern California. He also holds a Bachelor of Science in Psychobiology from University of California, Los Angeles.

     JEFF SIMON serves as Vice President of sales and marketing for XCEL Healthcare where he is responsible for customer development and lead generation, new product sales, and product launch and promotion. Working closely with wholesalers and distributors, Mr. Simon is active in structuring creative marketing campaigns for new product introductions. Prior, Jeff served as President of Rx-Assist/Traction Plus, a medical staffing company that specialized in serving the emergency staffing needs of specialty homecare pharmacies and hospitals. During his career, he was involved in several successful start-up pharmacies, including Clinishare, which was purchased by Catholic Healthcare West, and Community Alimentation Services, now operating as Lifecare Solutions. Mr. Simon is a Certified Pharmacy Technician.


BioSelect  Innovations,  Inc.
-----------------------------

     DR. DANIEL I. GELBER serves as Director of Research and Development for BioSelect Innovations where he manages the product development initiatives and oversees the company's specialty compounding efforts. Prior, Dr. Gelber was Pharmacist Specialist at NMC Homecare, Inc. Previously, he has held several management positions in other segments of the industry, including radiopharmacy, nutritional support, manufacturing, operations and TPN. Dr. Gelber is a member of several industry associations including the American Pharmaceutical Association, American Nutraceutical Association, and International Academy of Integrated Medicine. As a recognized leader in his field, Dr. Gelber is frequently asked to participate in educational endeavors for prominent institutions. Dr. Gelber earned a Doctor of Pharmacy from the University of Southern California. He also holds a Bachelor of Science degree in Bacteriology from University of California, Los Angeles.


     Directors are elected annually and hold office until the annual meeting of the shareholders of Health Sciences and until the successors are elected and qualified. There are no family relationships among Health Sciences' officers and directors. Directors of Health Sciences may receive compensation as determined by Health Sciences from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Health Sciences may reimburse directors for expenses incurred in attending meetings of the Board of Directors.

     While we have not established an Audit Committee at the present time, the entire Board of Directors acts as the Audit Committee until such time that an Audit Committee is formed and financial expert is elected. Also, we have not adopted a Code of Ethics at the present time, however expect to do so in the near term.

ITEM  10.     EXECUTIVE  COMPENSATION

          The following table sets forth, for the fiscal years ended December 31, 2002 and 2001, the compensation paid or accrued by the Company to its below named officers:

                                                 SUMMARY COMPENSATION TABLE

============================================================================================================================
                                                    Annual Compensation                                  Awards
                              ----------------------------------------------------------------------------------------------
                                                                                      Restricted  Securities
     Name and                                                           Other Annual    Stock      Underlying     All Other
Principal Position                Year       Salary($)      Bonus($)    Compensation  Awards($)   Options/SARs  Compensation
----------------------------  ------------  ------------  ------------  ------------  ----------  ------------  ------------
Fred E. Tannous                   12/31/02  $   190,000            --             --          --       350,000            --
CEO, Treasurer                    12/31/01  $    11,538            --             --  $  125,000       250,000            --
Health Sciences Group, Inc.

----------------------------  ------------  ------------  ------------  ------------  ----------  ------------  ------------
Bill Glaser                       12/31/02  $   190,000            --             --          --       350,000            --
President, Secretary              12/31/01  $    11,538            --             --  $  125,000       250,000            --
Health Sciences Group, Inc.

----------------------------  ------------  ------------  ------------  ------------  ----------  ------------  ------------
Ronald A. Gustilo                 12/31/02  $    84,756   $    12,552             --  $   95,760            --            --
Director of Operations            12/31/01  $   7,063(1)           --             --          --            --            --
XCEL Healthcare, Inc.

----------------------------  ------------  ------------  ------------  ------------  ----------  ------------  ------------
Richard L. Kleinberger            12/31/02  $   125,000   $    18,511             --  $   95,760            --            --
Director of Pharmacy              12/31/01  $  10,416(1)           --             --          --            --            --
XCEL Healthcare, Inc.

----------------------------  ------------  ------------  ------------  ------------  ----------  ------------  ------------
Jeffrey Simon                     12/31/02  $    75,566   $    37,495             --          --            --            --
VP Sales & Marketing              12/31/01  $   6,297(1)  $   1,500(1)            --          --            --            --
XCEL Healthcare, Inc.

----------------------------  ------------  ------------  ------------  ------------  ----------  ------------  ------------
Daniel Gelber                     12/31/02  $   125,000   $    18,511             --  $   95,760            --            --
Director of R&D                   12/31/01  $  10,416(1)           --             --          --            --            --
BioSelect Innovations, Inc.

----------------------------  ------------  ------------  ------------  ------------  ----------  ------------  ------------
Joe R. Schortz (2)                12/31/02           --            --             --          --            --            --
President & CEO
Quality Botanical Ingredients, Inc.

============================================================================================================================

     (1) The Company acquired XCEL Healthcare, Inc and BioSelect Innovations, Inc. on December 14, 2001.
     (2) Although the definitive Asset Purchase Agreement was signed on November 30, 2002, the acquisition of Quality Botanical Ingredients, Inc. did not closed until February 25, 2003, effective January 1, 2003. For fiscal year 2003, Mr. Schortz is expected to receive $150,000 per year in salary, $150,000 pursuant to a Non-Competition and Confidentiality Agreement, and a bonus equal to two percent of QBI's net pre-tax operating income. Mr. Schortz is also entitled to receive options to purchase 132,509 shares of the Company's common stock under the Company's Employee Stock Option Plan.

          The table below sets forth information concerning the exercise of options during 2002 along with the aggregate 2002 year-end option holdings of the below named officers of the Company:

         AGGREGATED OPTION EXERCISES IN 2002 AND YEAR-END OPTION VALUES
                                  COMMON STOCK

=======================================================================================================
                                                         Number of securities     Value of unexercised
                                                         underlying options at        in-the-money
                    Shares Acquired         Value          December 31, 2002           options at
Name                  on Exercise         Realized     Exercisable/Unexercisable    December 31, 2002
---------------  ---------------------  -------------  -------------------------  ---------------------
Fred E. Tannous                250,000  $      62,500                  350,000/0  $             115,500
Bill Glaser                    250,000  $      62,500                  350,000/0  $             115,500

=======================================================================================================

ITEM 11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information concerning common stock ownership by beneficial owners of five percent or more of our common stock and each of our officers and directors and our officers and directors as a group:

==============================================================================================
                  Name and Address                                Amount of         Percent of
Title of Class    of Beneficial Owner                      Beneficial Ownership(1)     Class
----------------  ---------------------------------------  -----------------------  ----------
Common            Fred E. Tannous
0.001 par value   6080 Center Drive, 6th Floor                     2,147,611  (2)        18.1%
                  Los Angeles, CA 90045
----------------  ---------------------------------------  -----------------------  ----------
Common            Bill Glaser
0.001 par value   6080 Center Drive, 6th Floor                     2,145,430  (2)        18.1%
                  Los Angeles, CA 90045
----------------  ---------------------------------------  -----------------------  ----------
Common            Joseph R. Schortz (3)
0.001 par value   6080 Center Drive, 6th Floor                         1,007,276          8.5%
                  Los Angeles, CA 90045
----------------  ---------------------------------------  -----------------------  ----------
Common            John Liviakis (4)
0.001 par value   655 Redwood Highway, Suite 255                         661,725          5.6%
                  Mill Valley, CA 94941
----------------  ---------------------------------------  -----------------------  ----------
Common            William J. Ritger (5)
0.001 par value   623 Ocean Avenue                                       610,133          5.1%
                  Sea Girt, NJ 08750
----------------  ---------------------------------------  -----------------------  ----------
Common            Daniel I Gelber
0.001 par value   6080 Center Drive, 6th Floor                           318,500          2.7%
                  Los Angeles, CA 90045
----------------  ---------------------------------------  -----------------------  ----------
Common            Richard L. Kleinberger
0.001 par value   6080 Center Drive, 6th Floor                           272,500          2.3%
                  Los Angeles, CA 90045
----------------  ---------------------------------------  -----------------------  ----------
Common            Ronald A. Gustilo
0.001 par value   6080 Center Drive, 6th Floor                           160,000          1.3%
                  Los Angeles, CA 90045
----------------  ---------------------------------------  -----------------------  ----------
Common            All officers and directors                           6,051,317         51.0%
0.001 par value   as a group (six persons)
----------------  ---------------------------------------  -----------------------  ----------
Common            Total shares issued and outstanding (6)              11,164,175
==============================================================================================

     (1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person and which are exercisable within 60 days of the date of this report have been exercised. However, the options or warrants are not treated as outstanding for the purposes of computing the percentage of any other person. Calculation of percentage ownership was based on 11,864,175 shares of common stock assuming 700,000 additional shares from the exercise of exercisable options of March 31, 2003.
     (2) Includes options to purchase 350,000 shares exercisable within 60 days.
     (3)  Joe  Schortz  is  President  and CEO of Quality Botanical Ingredients,
          Inc., which was acquired by the Company on February 25, 2003, effective January 1, 2003. Of the 1,007,276 shares, a total of 433,333 are held in an escrow account for a period of one year and subject to set-off conditions pursuant to the QBI Asset Purchase Agreement. Of the 433,333 shares held in escrow, 216,667 are issued to Mr. Schortz and 216,666 are issued to The Botanical Trust. Mr. Schortz has sole voting and dispositive powers with respect to a total of 437,383 shares held by The Botanical Trust, a New Jersey Grantor Trust. The sole beneficially of the Trust is Nathan Belkowitz. Pursuant to the QBI Asset Purchase Agreement, Mr. Schortz is entitled to receive an additional 200,000 restricted shares of Company's common stock if QBI achieves the following performance goals during the twelve month period beginning on the day after the closing date, February 25, 2003:
          (i) gross revenues of at least 120% of the gross revenues of QBI for the fiscal year ended December 31, 2001; and (ii) gross operating margins of at least 25.3%. Mr. Schortz may receive additional shares equivalent to 43.7% of the additional shares, if any, which may be issued subject to the conditions described in Footnote (6) below. Shares held by Mr. Schortz are subject to a Lock-Up Agreement.
     (4) Mr. Liviakis' beneficial ownership presented includes 315,000 shares held in the name of Liviakis Financial Communications, Inc. Shares held by Mr. Liviakis and Liviakis Financial Communications, Inc. are subject to lock-up/leak-out provisions as outlined in a Settlement Agreement and Mutual General Release entered into in March 2002.

     (5) Mr. Ritger's beneficial ownership presented includes 122,760 shares held in the name of The Research Works.
     (6) In the event that the average closing bid price per share of the Company's common stock is not $2.75 or more during any fifteen (15) consecutive trading days during the period from the nine month anniversary of the QBI closing date to the twelve month anniversary of the QBI closing date ("Measurement Period"), additional shares shall be issued to the sellers at the lesser of (i) 1,250,000 shares and
          (ii) the amount determined by subtracting from $2.75 the highest average closing bid price per share of the Company's common stock achieved over a fifteen (15) day moving average during the Measurement Period (the "Highest Price"), multiplying the resulting dollar amount by 1,000,000 and then dividing the result by the Highest Price.

EXECUTIVE  COMPENSATION

     The Company has employment agreements, nondisclosure/non-competition agreements and severance agreements with the following executive officers:

Health  Sciences  Group,  Inc.
------------------------------

     FRED E. TANNOUS. Pursuant to an Employment Agreement, which became effective January 1, 2002, and is scheduled for expiration on December 31, 2005, Mr. Tannous has served and continues to serve as Health Sciences' Chief Executive Officer and Treasurer. The Agreement provides that Mr. Tannous is to receive an annual salary of not less than $190,000, subject to increases at the discretion of the company's Board of Directors. During fiscal year 2002, Mr. Tannous has accepted deferred payment of such compensation. Mr. Tannous is also entitled to participate in the Health Sciences' annual bonus, incentive, stock and other benefit programs generally available to executive officers of the Company. The agreement also provides for (i) reasonable access to the Company's accountants for personal financial planning, (ii) an automobile allowance, (iii) reimbursement of certain other expenses and (iv) an indemnification of Mr. Tannous on an after-tax basis in the event he incurs an excise tax under Section 4999 of the Internal Revenue Code.

     BILL GLASER. Pursuant to an Employment Agreement, which became effective January 1, 2002, and is scheduled for expiration on December 31, 2005, Mr. Glaser has served and continues to serve as Health Sciences' President and Secretary. The Agreement provides that Mr. Glaser is to receive an annual salary of not less than $190,000, subject to increases at the discretion of the company's Board of Directors. During fiscal year 2002, Mr. Glaser has accepted deferred payment of such compensation. Mr. Glaser is also entitled to participate in the Health Sciences' annual bonus, incentive, stock and other benefit programs generally available to executive officers of the Company. The agreement also provides for (i) reasonable access to the Company's accountants for personal financial planning, (ii) an automobile allowance, (iii) reimbursement of certain other expenses and (iv) an indemnification of Mr. Glaser on an after-tax basis in the event he incurs an excise tax under Section 4999 of the Internal Revenue Code.

Quality  Botanical  Ingredients,  Inc.
--------------------------------------

     JOE R. SCHORTZ, CPA. Pursuant to an Employment Agreement, which became effective January 1, 2003, and is scheduled for expiration on December 31, 2005. Mr. Schortz has served and continues to serve as President and Chief Executive Officer for Quality Botanical Ingredients. The Agreement provides that Mr. Schortz is to receive an annual salary of not less than $150,000 plus incentive compensation equal to two percent (2%) of QBI's net pre-tax operating income during the fiscal year. Mr. Schortz is also party to a Non-Competition and Confidentiality Agreement with QBI. Mr. Schortz is also entitled to receive other benefit programs generally available to executive officers.

XCEL  Healthcare,  Inc.
-----------------------

     RONALD A. GUSTILO. Pursuant to an Employment Agreement, which became effective December 14, 2001, and is scheduled for expiration on December 31, 2004, Mr. Gustilo has served and continues to serve as Director of Operations for XCEL Healthcare, Inc. The Agreement provides that Mr. Gustilo is to receive an annual salary of not less than $85,000, subject to increases by 10% per annum based on the combined gross revenues earned by XCEL and BioSelect in a fiscal year increasing by at least 30% over the prior fiscal year. Mr. Gustilo is also entitled to receive an annual bonus, incentive, stock and other benefit programs subject to achievement of key pre-determined milestones tied to annual growth rates in revenues and net income. Mr. Gustilo is party to Confidentiality and Non-Competition Agreement and with XCEL and BioSelect.

     DR. RICHARD L. KLEINBERGER. Pursuant to an Employment Agreement, which became effective December 14, 2001, and is scheduled for expiration on December 31, 2004, Dr. Kleinberger has served and continues to serve as Director of Pharmacy for XCEL Healthcare, Inc. The Agreement provides that Dr. Kleinberger is to receive an annual salary of not less than $125,000, subject to increases by 10% per annum based on the combined gross revenues earned by XCEL and BioSelect in a fiscal year increasing by at least 30% over the prior fiscal year. Dr. Kleinberger is also entitled to receive an annual bonus, incentive, stock and other benefit programs subject to achievement of key pre-determined milestones tied to annual growth rates in revenues and net income. Dr. Kleinberger is party to Confidentiality and Non-Competition Agreement and with XCEL and BioSelect.

BioSelect  Innovations,  Inc.
-----------------------------

     DR. DANIEL I. GELBER. Pursuant to an Employment Agreement, which became effective December 14, 2001, and is scheduled for expiration on December 31, 2004, Dr. Gelber has served and continues to serve as Director of Research and Development for BioSelect Innovations, Inc. The Agreement provides that Dr. Gelber is to receive an annual salary of not less than $125,000, subject to increases by 10% per annum based on the combined gross revenues earned by XCEL and BioSelect in a fiscal year increasing by at least 30% over the prior fiscal year. Dr. Gelber is also entitled to receive an annual bonus, incentive, stock and other benefit programs subject to achievement of key pre-determined milestones tied to annual growth rates in revenues and net income. Dr. Gelber is party to Confidentiality and Non-Competition Agreement and with XCEL and BioSelect.

ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     With the recent acquisition of QBI on February 25, 2003, effective January 1, 2003, the Company assumed the lease on QBI's 53,000 square foot warehouse and processing facility located in South Plainfield, New Jersey. The term of the lease is twenty five years starting on May 1, 1997. The lessor is MRA Associates, LLC, a New Jersey limited liability company, a third of which is beneficially owned by Joseph R. Schortz, the President and Chief Executive Officer of QBI. The Company holds an option to purchase the property from MRA Associates for $2, 250,000. The option expires in five years.

ITEM 13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

a.   Reports  on  Form  8-K  Filed  During  the  Company's Fourth Fiscal Quarter

     On March 15 2002, the Company filed a current report on Form 8-K with the Commission dated December 31, 2001, reporting information under Item 7, Financial Statements and Exhibits.

     On May 13, 2002, the Company filed a current report on Form 8-K with the Commission dated May 13, 2002, reporting information under Item 2,
     Disposition  of  Assets  and  Item  5,  Other  Events.

b.   Exhibits

     The exhibits required to be filed by Item 601 of Regulation S-B are incorporated herein by reference to the Exhibit Index of this report.

ITEM 14.  CONTROLS  AND  PROCEDURES

     Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                    EXHIBIT INDEX


Exhibit
   No.     Description of Exhibit
---------  ----------------------
  2.1(10)  Asset Purchase Agreement between QBI Delaware, the Company, QBI New Jersey, Corrola and
           Schortz dated November 30, 2002
  2.2(10)  First Amendment to the Asset Purchase Agreement dated December 30, 2002
  2.3(10)  Second Amendment to the Asset Purchase Agreement dated January 31, 2003
  2.4(10)  Third Amendment to the Asset Purchase Agreement dated February 20, 2003
   3.1(1)  Articles of Incorporation
   3.2(1)  By-laws
   3.3(1)  Amendment to the Articles of Incorporation of iGoHealthy.com
   4.1(1)  Specimen of Common Stock Certificate
   4.2(1)  Form of Stock Subscription Agreement
   4.2(2)  Form of Stock Subscription Agreement
   4.3(1)  Form of Private Placement Subscription Agreement
 4.3.1(1)  Private Placement Subscription Agreement signature page for Harbinder Singh Branch
 4.3.2(1)  Private Placement Subscription Agreement signature page for Kenneth Arthur Butterfield
 4.3.3(1)  Private Placement Subscription Agreement signature page for Patrick Moriarity
 4.3.4(1)  Private Placement Subscription Agreement signature page for Patrick Moriarity, Jr.
 4.3.5(1)  Private Placement Subscription Agreement signature page for Eilish Levene
   5.1(1)  Opinion Letter issued by Vanderkam & Sanders
   5.1(2)  Opinion Letter issued by Vanderkam & Sanders
   5.1(3)  Opinion and consent of Vanderkam & Sanders re: the legality of the shares being registered
  10.1(1)  Contract for Services Agreement between Stephen Davis and iGoHealthy.com, Inc.
  10.1(5)  Stock Purchase Agreement by and between International Pharmaceutical Group, LLC and
           iGoHealthy.com, Inc. dated as of September 7, 2001
 10.1(10)  Continuing Unconditional Corporate Guaranty of the Company dated February 25, 2003.
  10.2(1)  Domain Name Sale and Assignment Agreement between HealthyUSA, Inc. and iGoHealthy.com, Inc.
  10.3(1)  Promissory Note between HealthyUSA, Inc. and iGoHealthy.com, Inc.
  10.4(1)  Web Site Development and Services Agreement between Fluidesign and iGoHealthy.com, Inc.
   10.6*   Settlement Agreement and Mutual General Release between Founding Advisors, Inc. and Health
           Sciences group, Inc. dated February 27, 2003
 10.7.1*   Securities Purchase Agreement by and between Health Sciences Group, Inc. and Brivis Investments,
           Ltd. and Stranco Investments, Ltd. dated February 22, 2003
 10.7.2*   Convertible Debenture Agreement issued to Brivis Investment, Ltd.
 10.7.3*   Convertible Debenture Agreement issued to Stranco Investment, Ltd.
 10.7.4*   Stock Purchase Warrant issued to Brivis Investment, Ltd.
 10.7.5*   Stock Purchase Warrant issued to Stranco Investment, Ltd.
 10.7.6*   Stock Purchase Warrant issued to FCIM Corporation
 10.7.7*   Stock Purchase Warrant issued to George Matin
 10.7.8*   Registration Rights Agreement
 10.7.9*   Security Agreement made by and between Health Sciences Group, Inc., XCEL Healthcare, Inc.,
           BioSelect Innovations, Inc. and Brivis Investments, Ltd., Stranco Investments, Ltd.
10.7.10*   Pledge and Security Agreement by and Between Fred E. Tannous, Bill Glaser and Brivis Investments,
           Ltd., Stanco Investments, Ltd.
10.7.11*   Escrow Agreement Between Health Sciences Group, Inc. and Brivis Investments, Ltd. and Stranco
           Investments, Ltd.
 10.8.1*   Loan and Security Agreement between XCEL Healthcare, Inc. and Meridian Commercial Healthcare
           Finance, LLC.
 10.8.2*   Indemnification Agreement by Fred E. Tannous
 10.8.3*   Indemnification Agreement by Bill Glaser
 10.8.4*   Corporate Guaranty made by Health Sciences Group, Inc. in favor of Meridian Commercial Healthcare
           Finance, LLC.


 10.8.5*   Subordination Agreement among XCEL Healthcare, Inc., Mac Rosenstein and Meridian Commercial
           Healthcare Finance, LLC.
 10.8.6*   Subordination Agreement among XCEL Healthcare, Inc., Moe Gelber and Meridian Commercial
           Healthcare Finance, LLC.
 10.8.7*   HIPAA Business Associate Addendum by and between XCEL Healthcare, Inc. and Meridian
           Commercial Healthcare Finance, LLC.
  16.1(6)  Letter from Singer Lewak Greenbaum and Goldstein, LLP, dated October 31, 2001, to the Securities and Exchange Commission
  16.1(8)  Recession Agreement between Health Sciences Group and International Pharmaceutical Group, LLC,
           dated April 6, 2002
  16.2(8)  Letter of Resignation from the Board of Directors of Health Sciences Group, Inc. by Harbinder Singh
           Brach dated April 6, 2002
    21.1   XCEL Healthcare, Inc., a California corporation
    21.2   BioSelect Innovations, Inc., a Nevada corporation
    21.3   Quality Botanical Ingredients, Inc., a Delaware corporation
  23.1(1)  Consent of Singer Lewak Greenbaum & Goldstein LLP, Certified Public Accountants
  23.1(2)  Consent of Singer Lewak Greenbaum & Goldstein LLP, Certified Public Accountants
  23.1(3)  Consent of Singer Lewak Greenbaum & Goldstein, LLP
  23.1(9)  Consent of Stonefield Josephson, Inc., Certified Public Accountants
  23.2(1)  Consent of Counsel (See Exhibit 5.1)
  23.2(2)  Consent of Counsel (See Exhibit 5.1)
  23.2(3)  Consent of Vanderkam & Sanders  (included in Exhibit 5.1)
  99.1(3)  2001 Employee Stock Option Plan for iGoHealthy.com, Inc.
  99.1(4)  Amendment and Restatement of the 2001 Employee Stock Option Plan for iGoHealthy.com, Inc.
  99.1(5)  Press release dated October 24, 2001
 99.1(10)  Press Release dated February 26, 2003.
  99.1(7)  Stock Purchase and Share Exchange Agreement by and among Health Sciences Group, Inc., Fred E.
           Tannous and Bill Glaser on one hand and XCEL Healthcare, Inc., BioSelect Innovations, Inc. and
           respective shareholders dated December 14, 2001.
   99.1*   Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.
  99.2(7)  Employment Agreement by and between XCEL Healthcare, Inc. and Daniel I. Gelber, dated December
           14, 2001.
   99.2*   Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  99.3(7)  Employment Agreement by and between XCEL Healthcare, Inc. and Ron A. Gustilo, dated December
           14, 2001.
  99.4(7)  Employment Agreement by and between XCEL Healthcare, Inc. and Richard L. Kleinberger, dated
           December 14, 2001.
  99.5(7)  Confidentiality and Non-Competition Agreement by and between XCEL Healthcare, Inc. and Daniel I.
           Gelber, dated December 14, 2001.
  99.6(7)  Confidentiality and Non-Competition Agreement by and between XCEL Healthcare, Inc. and Ron A.
           Gustilo, dated December 14, 2001.
  99.7(7)  Confidentiality and Non-Competition Agreement by and between XCEL Healthcare, Inc. and Richard
           L. Kleinberger, dated December 14, 2001.
  99.8(7)  Escrow Agreement by and among Health Sciences Group, Inc., XCEL Healthcare, Inc., BioSelect
           Innovations, Inc., the respective shareholders, and Pollet & Richardson, dated December 14, 2001.
  99.9(7)  Press release dated December 17, 2001.


-----------------------
(1) Filed as an exhibit to our registration statement on Form SB-2 filed on December 11, 2000 (File No. 333-51628) and herein incorporated by reference.
(2) Filed as an exhibit to our registration statement on Form SB-2 filed on January 22, 2001 (File No. 333-51628) and herein incorporated by reference.
(3) Filed as an exhibit to our registration statement filed on Form S-8 filed on July 16, 2001and herein incorporated by reference.

(4) Filed as an exhibit to our Post-Effective Amendment No. 1 to Form S-8 Registration Statement filed on December 14, 2001and herein incorporated by reference.
(5) Filed as an exhibit to our current report on Form 8-K filed on October 24, 2001 and herein incorporated by reference.
(6) Filed as an exhibit to our current report on Form 8-K filed on November 1, 2001 and herein incorporated by reference.
(7) Filed as an exhibit to our current report on Form 8-K filed on December 31, 2001 and herein incorporated by reference.
(8) Filed as an exhibit to our current report on Form 8-K filed on May 13, 2002 and herein incorporated by reference.
(9) Filed as an exhibit to our Post-Effective Amendment No. 2 to Form S-8 Registration Statement filed on May 24, 2002 and herein incorporated by reference.
(10) Filed as an exhibit to our current report on Form 8-K filed on March 11, 2003 and herein incorporated by reference.
  *  Filed  herewith.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the issuer has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized this 14th day of April, 2003.

                                    HEALTH  SCIENCES  GROUP,  INC.


                             By:      /s/  Fred  E.  Tannous
                                    --------------------------------------------
                                    Fred  E.  Tannous
                                    Chief  Executive  Officer,
                                    Principal Financial Officer, and Co-chairman


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the issuer in the capacities and on the dates indicated.


April 14, 2003               By:      /s/  Fred  E.  Tannous
                                    --------------------------------------------
                                    Fred  E.  Tannous
                                    Chief  Executive  Officer,
                                    Principal Financial Officer, and Co-chairman


April 14, 2003               By:      /s/  Bill  Glaser
                                    --------------------------------------------
                                    Bill  Glaser
                                    President,  Secretary,  and  Co-chairman


April 14, 2003               By:      /s/  David  Johnson
                                    --------------------------------------------
                                    David  Johnson
                                    Controller

                                                     HEALTH SCIENCES GROUP, INC.
                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

================================================================================

                                                                        Page
                                                                        ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       F-2

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                          F-3

     Consolidated Statements of Operations                               F-4

     Statements of Stockholders' Equity                                  F-5

     Consolidated Statements of Cash Flows                               F-8

     Notes to Consolidated Financial Statements                      F-10 - F-32

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Health Sciences Group, Inc. and Subsidiaries
Los Angeles, California


We have audited the accompanying consolidated balance sheet of Health Sciences Group, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the two year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Sciences Group, Inc. and Subsidiaries as of December 31, 2002, and the results of their consolidated operations and their consolidated cash flows for the two year period then ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's net loss and limited working capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note
1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
March 13, 2003

                  HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET - DECEMBER 31, 2002


                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                           $   169,024
  Accounts receivable, net of contractual allowance totaling $83,430      567,047
  Inventory                                                               156,953
  Prepaid expenses                                                         93,655
  Deferred acquisition cost                                               281,152
                                                                      ------------

       Total current assets                                             1,267,831

FURNITURE AND EQUIPMENT, net of accumulated depreciation
  and amortization                                                        131,796

OTHER ASSETS:
  Excess of cost over fair value of net assets acquired                   350,546
  Intangible assets, net of accumulated amortization                    4,221,237
                                                                      ------------

                                                                      $ 5,971,410
                                                                      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                               $ 1,021,349
  Current maturities of notes payable                                     217,572
  Obligations under capitalized leases                                     21,799
  Loan payable, stockholders                                                1,800
                                                                      ------------

       Total current liabilities                                        1,262,520

LINE OF CREDIT                                                             73,150

NOTES PAYABLE, LESS CURRENT MATURITIES                                    165,772
                                                                      ------------

       Total liabilities                                                1,501,442
                                                                      ------------

STOCKHOLDERS' EQUITY:
  Preferred stock; $0.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                                -
  Common stock; $0.001 par value, 50,000,000 shares
    authorized, 9,164,183 shares issued and outstanding                     9,164
  Additional paid-in capital                                            9,518,570
  Accumulated other comprehensive loss                                     (3,087)
  Accumulated deficit                                                  (5,054,679)
                                                                      ------------

       Total stockholders' equity                                       4,469,968
                                                                      ------------

                                                                      $ 5,971,410
                                                                      ============


     The accompanying notes are an integral part of the consolidated financial statements.

                  HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  Year ended           Year ended
                                               December 31, 2002    December 31, 2001
                                              -------------------  -------------------
SALES, net                                    $        5,537,991   $          341,813

COST OF GOODS SOLD                                     4,049,126              258,824
                                              -------------------  -------------------

GROSS PROFIT                                           1,488,865               82,989
                                              -------------------  -------------------

RESEARCH AND DEVELOPMENT                                  54,050               20,286
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           5,514,933              888,169
                                              -------------------  -------------------

TOTAL OPERATING EXPENSES                               5,568,983              908,455
                                              -------------------  -------------------

LOSS FROM OPERATIONS                                  (4,080,118)            (825,466)

INCOME FROM EQUITY INVESTMENT                                  -               94,816
INTEREST EXPENSE, net                                   (203,818)              (4,446)
                                              -------------------  -------------------

LOSS BEFORE INCOME TAXES                              (4,283,936)            (735,096)

PROVISION FOR INCOME TAXES                                     -                    -
                                              -------------------  -------------------

NET LOSS                                              (4,283,936)            (735,096)

OTHER COMPREHENSIVE LOSS -
  unrealized gain on marketable securities                (1,425)              (1,662)
                                              -------------------  -------------------

TOTAL COMPREHENSIVE LOSS                      $       (4,285,361)  $         (736,758)
                                              ===================  ===================


NET LOSS PER SHARE - basic and diluted        $             (.73)  $             (.22)
                                              ===================  ===================

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - basic and diluted                      5,835,319            3,292,278
                                              ===================  ===================


     The accompanying notes are an integral part of the consolidated financial statements.

                                          HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                       Common stock     Additional    Prepaid          Other                          Total
                                   --------------------   paid-in   compensation   comprehensive    Accumulated    stockholders'
                                     Shares     Amount    capital      expense          loss          deficit         equity
                                   ----------  --------  ---------  -------------  --------------  -------------  --------------
Balance at January 1, 2001         1,710,000   $ 1,710   $ 55,818   $           -  $            -  $    (35,647)  $       21,881

Issuance of common stock
  for cash                           749,450       750    186,613               -               -             -          187,363

Issuance of common stock
  for note payable                    20,000        20      4,980               -               -             -            5,000

Issuance of common stock
  for services                       487,000       487    173,091               -               -             -          173,578

Issuance of common stock to
  officers for services            1,000,000     1,000    249,000               -               -             -          250,000

Stock options issued in exchange
  for services                             -         -     74,824               -               -             -           74,824

Issuance of common stock for
  investment in equity securities  1,700,000     1,700    695,989               -               -             -          697,689

Stock options exercised on a
  "cashless" basis                   563,366       563       (563)              -               -             -                -

Return of Company's common stock    (385,132)     (385)       385               -               -             -                -

Services provided by officers
  of the Company                           -         -     56,805               -               -             -           56,805


     The accompanying notes are an integral part of the consolidated financial statements.

                                     HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)


                                            Common stock      Additional      Prepaid          Other
                                        --------------------    paid-in     compensation   comprehensive  Accumulated
                                          Shares     Amount     capital       expense          loss         deficit
                                        -----------  -------  -----------  -------------  --------------  ------------
Issuance of common stock for
  all issued and outstanding shares
  of XCEL Healthcare, Inc. and
  BioSelect Innovations, Inc.              964,000      964    4,398,796              -               -             -

Prepaid compensation expense
  issued as shares to stockholders               -        -            -       (145,833)              -             -

Unrealized loss on investment in
  marketable securities                          -        -            -              -          (1,662)            -

Net loss                                         -        -            -              -               -      (735,096)
                                        -----------  -------  -----------  -------------  --------------  ------------

Balance at December 31, 2001             6,808,684    6,809    5,895,738       (145,833)         (1,662)     (770,743)

Return of Company's common stock
  in exchange for investment in equity
  securities                            (1,700,000)  (1,700)    (843,277)             -               -             -

Issuance of common stock
  for services                             678,518      679    1,777,340              -               -             -

Prepaid compensation expense
  issued as shares to stockholders               -        -      145,833              -               -       145,833

Stock options exercised for cash           105,000      105      118,645              -               -             -


                                            Total
                                        stockholders'
                                            equity
                                        --------------
Issuance of common stock for
  all issued and outstanding shares
  of XCEL Healthcare, Inc. and
  BioSelect Innovations, Inc.               4,399,760

Prepaid compensation expense
  issued as shares to stockholders           (145,833)

Unrealized loss on investment in
  marketable securities                        (1,662)

Net loss                                     (735,096)
                                        --------------

Balance at December 31, 2001                4,984,309

Return of Company's common stock
  in exchange for investment in equity
  securities                                 (844,977)

Issuance of common stock
  for services                              1,778,019

Prepaid compensation expense
  issued as shares to stockholders

Stock options exercised for cash              118,750


     The accompanying notes are an integral part of the consolidated financial statements.

                                      HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)


                                        Common stock  Additional   Prepaid         Other                       Total
                                      ---------------  paid-in   compensation  comprehensive  Accumulated  stockholders'
                                      Shares   Amount  capital     expense         loss         deficit       equity
                                      -------  ------  --------  ------------  -------------  -----------  -------------
Stock options exercised on a
  "cashless" basis                     91,962      92      (92)             -              -            -              -

Issuance of common stock
  for cash                            392,929     393  374,607              -              -            -        375,000

Issuance of common stock pursuant
  to price adjustment provision        94,444      94   92,461              -              -            -         92,555

Stock options issued in exchange
  for services                              -       -  614,077              -              -            -        614,077

Stock options exercised by officers
  of the Company in exchange for
  notes payable                       400,000     400   99,600              -              -            -        100,000

Issuance of common stock to officers
  of the Company in exchange for
  note payable and accrued interest   707,229     707  388,270              -              -            -        388,977

Issuance of common stock to officers
  of the Company as compensation      744,056     744  408,487              -              -            -        409,231

Issuance of common stock in exchange
   for note payable                   193,066     193  163,913              -              -            -        164,106


     The accompanying notes are an integral part of the consolidated financial statements.

                                           HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)


                                       Common stock    Additional      Prepaid         Other                           Total
                                    ------------------   paid-in    compensation   comprehensive    Accumulated    stockholders'
                                     Shares    Amount    capital       expense          loss           deficit         equity
                                    ---------  -------  ----------  -------------  ---------------  -------------  ---------------
Issuance of common stock pursuant
  to a settlement agreement           648,295      648     400,101              -               -              -          400,749

Issuance of warrants in connection
  with notes payable                        -        -      28,700              -               -              -           28,700

Unrealized loss on investment in
  marketable securities                     -        -           -              -          (1,425)             -           (1,425)

Net loss                                    -        -           -              -               -     (4,283,936)      (4,283,936)
                                    ---------  -------  ----------  -------------  ---------------  -------------  ---------------

Balance at December 31, 2002        9,164,183  $ 9,164  $9,518,570  $           -  $       (3,087)  $ (5,054,679)  $    4,469,968
                                    =========  =======  ==========  =============  ===============  =============  ===============


     The accompanying notes are an integral part of the consolidated financial statements.

                          HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Year ended           Year ended
                                                              December 31, 2002    December 31, 2001
                                                             -------------------  -------------------
CASH FLOWS USED FOR OPERATING ACTIVITIES:
  Net loss                                                   $       (4,283,936)  $         (735,096)

  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    USED FOR OPERATING ACTIVITIES:
      Issuance of common stock for services rendered                  1,778,019              173,578
      Stock options issued for services                                 614,077               74,824
      Issuance of common stock to officers as compensation              409,231                    -
      Issuance of common stock as settlement expense                    400,749                    -
      Depreciation and amortization                                     292,061               32,893
      Prepaid compensation expense                                      145,833              104,167
      Issuance of common stock pursuant to price adjustment              92,555                    -
      Provision for contractual allowance                                29,641                2,568
      Issuance of common stock to officers as interest                   50,977                    -
      Amortization of note payable discount                              12,983                    -
      Income from equity investment                                           -              (94,816)
      Services provided by officers                                           -               56,805

  CHANGES IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS:
      Accounts receivable                                              (226,775)             (14,100)
      Inventory                                                         (39,884)              40,714
      Prepaid expenses and other current assets                        (374,281)               2,473

    INCREASE IN LIABILITIES -
      accounts payable and accrued expenses                             502,938                6,180
                                                             -------------------  -------------------

          Net cash used for operating activities                       (595,812)            (349,810)
                                                             -------------------  -------------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Purchase of furniture and equipment                                   (19,353)             (20,398)
  Investment in equity securities                                             -              (52,472)
  Purchase of subsidiaries net of cash acquired                               -              (40,674)
  Website development                                                         -               (1,663)
                                                             -------------------  -------------------

          Net cash used for investing activities                        (19,353)            (115,207)
                                                             -------------------  -------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Issuance of common stock                                              493,750              187,363
  Payments to stockholders                                              420,606              (13,736)
  Proceeds from notes payable                                           277,106              165,000
  Proceeds from line of credit                                              150                9,415
  Payments on capital lease obligations                                 (18,571)              (1,456)
  Book overdraft                                                       (113,516)             113,516
  Payments on notes payable                                            (275,336)                (396)
                                                             -------------------  -------------------

          Net cash provided by financing activities                     784,189              459,706
                                                             -------------------  -------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    169,024               (5,311)
CASH AND CASH EQUIVALENTS, beginning of year                                  -                5,311
                                                             -------------------  -------------------

CASH AND CASH EQUIVALENTS, end of year                       $          169,024   $                -
                                                             ===================  ===================


     The accompanying notes are an integral part of the consolidated financial statements.

                          HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                             Year ended          Year ended
                                                                         December 31, 2002   December 31, 2001
                                                                         ------------------  ------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                          $          155,027  $            4,539
                                                                         ==================  ==================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued in exchange for outstanding stock of
    XCEL Healthcare, Inc. and BioSelect Innovations, Inc.                $                -  $        4,399,760
                                                                         ==================  ==================
  Common stock issued for services                                       $        1,778,019  $          173,578
                                                                         ==================  ==================
  Stock options issued in exchange for services                          $          614,077  $           74,824
                                                                         ==================  ==================
  Exchange of investment in equity securities for common stock           $          844,977  $                -
                                                                         ==================  ==================
  Common stock issued for investment in equity securities                $                -  $          697,689
                                                                         ==================  ==================
  Note payable to officers of the Company converted
    to common stock                                                      $          488,977  $                -
                                                                         ==================  ==================
  Common stock issued to officers of the Company as
     compensation                                                        $          409,231  $                -
                                                                         ==================  ==================
  Common stock issued pursuant to Settlement Agreement                   $          400,749  $                -
                                                                         ==================  ==================
  Common stock issued to officers for services                           $                -  $          250,000
                                                                         ==================  ==================
  Note payable converted to common stock                                 $          164,106  $            5,000
                                                                         ==================  ==================
  Accounts payable converted to note payable                             $          126,000  $                -
                                                                         ==================  ==================
  Common stock issued as price adjustment                                $           92,555  $                -
                                                                         ==================  ==================
  Issuance of warrants in connection with notes payable                  $           28,700  $                -
                                                                         ==================  ==================
  Services provided by officers of the Company                           $                -  $           56,805
                                                                         ==================  ==================


     The accompanying notes are an integral part of the consolidated financial statements.

                  HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


     ORGANIZATION  AND  BASIS  OF  PRESENTATION:

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

          Effective December 14, 2001, the Company acquired 100% of the outstanding stock of XCEL Healthcare, Inc., a California corporation, and the outstanding shares of BioSelect Innovations, Inc., a Nevada corporation, for approximately $4.4 million pursuant to a Stock Purchase and Sale Agreement.

     PRINCIPLES  OF  CONSOLIDATION:

          These financial statements include the accounts of the Company and its wholly owned subsidiaries, XCEL Healthcare, Inc. ("XCEL") and BioSelect Innovations, Inc. ("BioSelect"). All material inter-company accounts have been eliminated in consolidation.

     CLASSES OF STOCK:

          The Company's Articles of Incorporation, as amended, authorized the issuance of up to 55,000,000 shares of stock, consisting of 5,000,000 shares of Convertible Preferred Non-voting Equity stock and 50,000,000 shares of common stock, which have a par value of $0.001.

     CONVERTIBLE PREFERRED STOCK:

          Convertible Preferred Non-voting Equity stock will have par terms, preferences and conversion features as determined by the Board of Directors at the time of the issuance of any such shares. As of December 31, 2002, the Company's Board of Directors has not issued any preferred stock.

     BASIS  OF  PRESENTATION:

          As reflected in the accompanying consolidated financial statements, the Company has losses and negative cash flows from operations and limited working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

                  HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:


     BASIS  OF  PRESENTATION,  CONTINUED:

          Management plans to take, or has taken, the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. See Note 14 for further details.

               - The Company is seeking to raise additional equity funds that will be used to fund any capital shortfalls.

               - Subsequent to year end, the Company has negotiated a $750,000 line of credit with a finance company. The credit line is limited as to use by XCEL.

               - Effective January 1, 2003, the Company completed the acquisition of substantially all assets of Quality Botanical Ingredients ("QBI"). QBI is a leading manufacturer and processor of bulk botanical materials and nutritional ingredients with annual revenues of approximately $14.5 million.

               - Subsequent to year-end, the Company raised equity funds totaling $222,500, which was primarily used to acquire QBI.

               - Subsequent to year-end, the Company sold $300,000 of convertible debentures pursuant to a Securities Purchase Agreement dated February 24, 2003. The funds were used to acquire QBI.

               - Management plans to decrease expenses by using internal resources to perform due diligence and other acquisition related duties on future acquisitions.

     USE OF ESTIMATES:

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's significant estimates include the contractual allowance for accounts receivable and life and estimated value of intangible assets for recoverability. Actual results could differ from those estimates.

     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS:

          For certain of the Company's financial instruments, including accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities. The amounts owed on its notes payable and capital leases also approximate fair value because current interest rates and terms offered to the Company at current market rates.

                  HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     CASH:

          Equivalents
          -----------

          Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased.

          Concentration
          -------------

          The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such account.

     CONCENTRATION  OF  CREDIT  RISK:

          At December 31, 2002, accounts receivable consist of $400,000 due from two government agencies.

     INVESTMENT  IN  EQUITY  SECURITIES:

          The Company accounts for its investments in equity securities under the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In accordance with SFAS No. 115, equity securities that have readily determinable fair values are classified as either trading or available-for-sale securities. Securities that are bought and held principally for the purpose of selling in the near term (thus held for only a short period of time) are classified as trading securities and all other securities are classified as available-for-sale. Trading and available-for-sale securities are measured at fair value in the balance sheet. For trading securities any realized gains or losses and any unrealized holding gains and losses are reported in the statement of operations. For available-for-sale securities any realized gains and losses are reported in the statement of operations and any unrealized holding gains and losses are reported as a separate component of stockholders' equity until realized. As of December 31, 2002, the Company's investments in marketable securities totaled $386, are classified as available-for-sale and are included in other current assets.

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

     INVENTORY:

          Inventory consists of purchased goods that are stated at the lower of cost or market, cost generally being determined on a first in, first out basis.

                  HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     FURNITURE  AND  EQUIPMENT:

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

     EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED:

          Excess of cost over fair value of net tangible assets acquired arising from the acquisition of XCEL and BioSelect was first attributed to patents, formulas, agreements not-to-compete and website development based upon their estimated fair value at the date of acquisition. These intangible assets are being amortized over their estimated useful lives, which range from 3-19 years. Excess of cost over fair value of net assets acquired will be reviewed for impairment pursuant to SFAS No. 142.

          The Company accounts for its intangible assets under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". In accordance with SFAS No. 142, intangible assets with a definite life are accounted for impairment under SFAS No. 144 and intangible assets with indefinite life are accounted for impairment under SFAS No. 142. In accordance with SFAS No. 142, goodwill, or the excess of cost over fair value of net assets acquired, is no longer amortized but is tested for impairment using a fair value approach at the "reporting unit" level. A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company recognizes an impairment charge for any amount by which the carrying amount of a reporting unit's goodwill exceeds its fair value. The Company uses discounted cash flows to establish fair values. When available and as appropriate, comparative market multiples to corroborate discounted cash flow results is used. When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology.

     INTANGIBLE AND LONG-LIVED ASSETS:

          In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provision of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be impaired. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 also establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. This statement is effective for fiscal years beginning after December 15, 2001. The Company's adoption did not have a material impact to the Company's financial position or results of operations.

                  HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     REVENUE  RECOGNITION:

          Net sales are recorded at the Company's established rates on an accrual basis, net of the provision for contractual allowances when pharmaceutical products are shipped. Contractual allowances include differences between established billing rates and amounts estimated by management as reimbursable from third-party payors and others for products shipped.

     RESEARCH AND DEVELOPMENT COSTS:

          Research and development costs consist of expenditures for the research and development of patents, which cannot be capitalized.

     ADVERTISING  COSTS:

          The Company expenses advertising costs as incurred. Advertising costs totaled approximately $2,800 for the year ended December 31, 2002. The Company had no advertising costs for the year ended December 31, 2001.

     SHIPPING AND HANDLING COSTS:

          The Company expenses shipping and handling costs as incurred and includes the expense in selling, general and administrative expenses. Shipping and handling costs totaled approximately $58,000 and $45,000 for the years ended December 31, 2002 and 2001, respectively.

     INCOME  TAXES:

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

     NET LOSS PER SHARE:

          The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2002, the outstanding number of potentially dilutive common shares totaled approximately 1,605,596 shares. However, as the Company has a loss, their effect is anti-dilutive and has not been included in the diluted weighted average earnings per share as shown on the Consolidated Statement of Operations. At December 31, 2001, the Company had no potentially dilutive common shares.

                  HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:


          RECENT  ACCOUNTING  PRONOUNCEMENTS:

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

          In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

          In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" which provides guidance on the accounting for the acquisition of a financial institution. SFAS No. 147 removes acquisitions of financial institutions between one enterprise from the scope of both FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, "Apply APB Opinion No. 16 and 17, "When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method" and requires that those transactions be account for in accordance with FASB Statements No. 141 and 142. Additionally, SFAS No. 147 amends FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions. The Company does not expect the adoption of this pronouncement to have a material impact to the Company's financial position or results of operations.

                  HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:


          RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED:

          In  November  2002,  the  FASB  issued  Interpretation  No.  (FIN) 45,
          "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 is effective for guarantees issued or modified on or after January 1, 2003. The Company does not expect the adoption of this pronouncement to have a material impact to the Company's financial position or results of operations.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, regardless of which method of accounting is chosen, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement is effective for fiscal years beginning after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management is determining the impact of this pronouncement to the Company's financial statements.

          In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46's consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of asset sales. The Company does not expect the adoption of this pronouncement to have a material impact to the Company's financial position or results of operations.


(2)  FURNITURE AND EQUIPMENT:

     A summary at December 31, 2002 is as follows:

  Furniture and equipment                           $ 48,612
  Computer equipment                                  47,095
  Vehicles held under capital leases                  50,000
  Leasehold improvements                              79,505
                                                    --------

                                                     225,212
  Less accumulated depreciation, including $18,056
    for vehicles held under capital leases            93,416
                                                    --------

                                                    $131,796
                                                    ========


     Depreciation expense charged to operations totaled $85,298 and $8,028, including $16,667 and $1,389 for vehicles held under capital lease obligations, for the years ended December 31, 2002 and 2001, respectively.

                  HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(3)  INVESTMENT IN EQUITY SECURITIES:

     In September 2001 and October 2001, the Company purchased 8,753,797 shares (approximately 24.34%) of common stock of Biofarm S.A. ("Biofarm"), a listed pharmaceutical company on the Romanian Stock Exchange, in exchange for 1,700,000 shares of the Company's common stock. Subsequently, Biofarm issued new shares by incorporating revaluation reserves, which were calculated in accordance with Romanian accounting law. As a result, the total number of shares owned by the Company increased from 8,753,797 shares to 14,432,064 shares.

     The purchase of the stock was accomplished by an exchange of common stock between the Company and its major shareholder. Therefore, the value of the transaction was recorded at the historical cost of the major shareholder pursuant to accounting principles generally accepted in the United States of America.

     On January 1, 2002, the Company and International Pharmaceutical Group, LLC ("IPG") agreed to rescind the Stock Purchase Agreement previously executed on September 7, 2001. Pursuant to the Rescission Agreement, the Company and IPG determined that Mr. Harry S. Branch, the Managing Member of IPG, either individually or through an affiliate, could not facilitate the acquisition of the remaining outstanding shares of Biofarm by the Company. Also, with respect to the deployment of the Company's new strategic direction, Branch was unable to provide operational or advisory services. On April 26, 2002, the Company retired 1,700,000 shares of its common stock, previously issued to Harry S. Branch as part of the Stock Purchase Agreement.


(4)  INTANGIBLE ASSETS:

     A summary at December 31, 2002 is as follows:

  Patents                        $3,300,000
  Formulas                          680,000
  Agreements not-to-compete         390,000
  Website development                77,288
  Loan fees                           7,000
                                 ----------

                                  4,454,288
  Less accumulated amortization     233,051
                                 ----------

                                 $4,221,237
                                 ==========

     Amortization expense totaled $206,763 and $24,865 for the years ended December 31, 2002 and 2001, respectively. Estimated amortization expense for the years ending December 31, 2003, 2004, 2005, 2006 and 2007 is $194,000, $179,777, $45,333, $45,333 and 45,333, respectively.

                  HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(4)  INTANGIBLE ASSETS, CONTINUED:

     Patents
     -------

     Patents consist of the assigned fair market value at the date of acquisition arising from the purchase of BioSelect. Patent costs are amortized on a straight-line basis over their economic lives of approximately 19 years and are reviewed for impairment whenever the facts and circumstances indicate that the carrying amount may not be recoverable.

     Formulas
     --------

     Formulas consist of the assigned fair market value at the date of acquisition arising from the purchase of XCEL. Formulas are amortized on a straight-line basis over their estimated economic lives of 15 years and are reviewed for impairment whenever the facts and circumstances indicate that the carrying amount may not be recoverable.

     Agreements  Not-to-Compete
     --------------------------

     Certain stockholders of the Company entered into non-competition agreements. The agreements have been recorded at their fair market value at the date of purchase of XCEL. The agreements are amortized on a straight-line basis over their estimated economic lives of 3 years.

     Website Development
     --------------------

     The Company capitalizes certain software development costs, which are amortized using the straight-line method over the estimated useful lives of the software, not to exceed three years.

     Loan  Fees
     ----------

     Loan fees are being amortized using the straight-line method over the life of the loan.


(5)  LINE  OF  CREDIT:

     The Company may borrow up to $75,000 under a revolving line of credit agreement expiring in March 2004. Interest only is payable at 2.5% above the prime interest rate. At December 31, 2002, the interest rate was 7.5%. Certain stockholders of the Company guarantee the agreement. Interest expense totaled $5,283 and $491 for the years ended December 31, 2002 and 2001, respectively.

                  HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(6)  NOTES PAYABLE:

     A  summary  is  as  follows:

Note payable, consulting firm, interest at 10% per
  annum, unsecured, due in monthly installments of
  $12,000 through February 2004 (Note 14)                   $126,000
Note payable, individual, interest at 11% per annum,
  unsecured, subordinated to a $750,000 line of credit
  agreement (Note 14)                                        116,146
Note payable, individual, interest at 13% per annum,
  unsecured, due May 2002, the note holder has not
  demanded payment as of December 31, 2002                    55,000
Note payable with stock purchase warrants (Note 12),
  less discount of $20,500, individual, stated interest
  at 12% per annum, unsecured, due February 2003,
  guaranteed by the officers and major stockholders
  of the Company                                              44,750
Note payable with stock purchase warrants (Note 12),
  less discount of $8,200, individual, stated interest at
  12% per annum, unsecured, due March 2003,
  guaranteed by the officers and major stockholders
  of the Company (Note 14)                                    16,533
Note payable, individual, interest at 12% per annum,
  unsecured, due September 2003                               15,000
Note payable, individual, interest at 10% per annum,
  unsecured, subordinated to a $750,000 line of credit
  agreement (Note 14)                                          9,915
                                                            --------

                                                             383,344
Less current maturities                                      217,572
                                                            --------

                                                            $165,772
                                                            ========


     Interest expense totaled $53,797 and $3,565 for the years ended December 31, 2002 and 2001, respectively.


(7)  OBLIGATIONS UNDER CAPITALIZED LEASES:

     In December 2001, the Company incurred capital lease obligations for vehicles. Aggregate monthly payments of $1,845, including average interest at 11.2% per annum, are due through various dates expiring December 2003 through March 2004, and are secured by the related vehicles.

                  HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(7)  OBLIGATIONS UNDER CAPITALIZED LEASES, CONTINUED:

     The following is a summary of the principal amounts payable over the next two years:

  Total minimum lease payments through December 31, 2003   23,204
  Less amount representing interest                         1,405
                                                          -------

Present value of net minimum lease payments                21,799
  Less current maturities                                  21,799
                                                          -------

                                                          $     -
                                                          =======

     Interest expense totaled $3,838 and $390 for the years ended December 31, 2002 and 2001, respectively.


(8)  EMPLOYEE BENEFIT PLANS:

     XCEL, a wholly owned subsidiary of the Company, sponsors an employee benefit plan, pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The plan allows the Company to make matching contribution at the discretion of the Board of Directors. Matching contributions totaled $25,300 for the year ended December 31, 2002. The Company did not provide matching contributions for 2001.


(9)  STOCKHOLDERS' EQUITY:

     Common Stock
     -------------

     In February 2001, the Company sold 499,450 shares of its common stock at $0.25 per share from an initial public offering, raising net proceeds of approximately $125,000.

     In February 2001, the Company issued 20,000 shares of its common stock in exchange for a note payable in the amount of $5,000 or $0.25 per share. The note holder agreed to waive any interest earned thereon.

     In July 2001, the Company issued 475,000 shares of its common stock to a consultant in exchange for public and financial relation services valued at $118,750 or $0.25 per share.

     In July 2001, the Company issued 1,000,000 shares of its common stock, valued at $250,000 or $0.25 per share, to its officers as compensation in exchange for services rendered for the period from August 1, 2001 through July 31, 2002. At December 2001, approximately $146,000 of this amount was unearned and has been included in stockholders' equity.

     In August 2001, the Company granted options to purchase 880,000 shares of the Company's common stock at an exercise price of $0.25 per share, exercisable for a period of one year. The options were issued in exchange for consulting services to be provided to the Company over a one-year period. The value of the options totaled $74,824 at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.57%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 194%; and an expected life of the options of 1 year. All of the options were exercised in September 2001.

                  HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(9)  STOCKHOLDERS' EQUITY, CONTINUED:

     Common Stock, Continued
     -------------------------

     In September 2001 and October 2001, the Company issued 1,700,000 shares of its common stock in exchange for shares of Biofarm, SA valued at approximately $698,000 or $2.44 per share (Note 3).

     In September 2001, a consultant exercised 250,000 stock options to purchase common stock at an exercise price of $0.25 per share. The exercise generated proceeds of $62,500.

     In September 2001, consultants exercised 630,000 stock options to purchase common stock. The consultants exercised the options on a "cashless" basis and as a result were issued 563,366 shares of the Company's common stock. Subsequently, 385,132 shares of the Company's common stock was returned by the consultants and cancelled.

     In December 2001, the Company issued 964,000 shares of its common stock in exchange for 100% of the issued and outstanding shares of XCEL Healthcare, Inc. and BioSelect Innovations, Inc. valued at approximately $4,400,000 or $4.56 per share.

     In December 2001, the Company issued 12,000 shares of its common stock in exchange for services provided to the Company valued at approximately $55,000 or $4.56 per share.

     In February and March 2002, the Company issued 101,500 shares of common stock to consultants in exchange for business development, acquisition and administrative services valued at $369,500. Of this amount, $234,500 was expensed in the current year, $101,000 is assigned to the acquisition costs of QBI and is included in other current assets, and $34,000 is assigned to the acquisition costs of XCEL and BSI as they represents payment to a consultant for the valuation of XCEL and BSI. The shares have been recorded based on the Company's closing market price on the date of issuance.

     On April 9, 2002, the Company granted three consultants each an option to purchase 25,000 shares of its common stock at an exercise price of $1.25 per share in consideration of services rendered as consultants to the Company through April 8, 2003. The estimated value of the options totaled approximately $120,000 at the date of grant. Of this amount, approximately $90,000 has been expensed to date and approximately $30,000 is included in prepaid expenses as this amount relates to services to be provided in the near term. The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest of 2.55%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 116%; and a term of 1 month. The options were exercised in April 2002, which generated net proceeds to the Company totaling $93,750.

     In April and May 2002, the Company issued 406,000 shares of common stock to consultants in exchange for business development, acquisition and investor relation services valued at approximately $1,280,000. Of this amount, approximately $1,190,000 has been expensed in the current year and approximately $90,000 is included in other current assets as this cost relates to the acquisition of QBI. The shares were recorded based on the Company's closing market price on the date of issuance.

     In May 2002, Messrs. Tannous and Glaser, officer/shareholders of the Company, exercised 100,000 options to purchase common stock. The options were exercised on a "cashless" basis and as a result, the Company issued 91,962 shares of its common stock.

                  HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(9)  STOCKHOLDERS' EQUITY, CONTINUED:

     Common Stock, Continued
     -----------------------

     In June 2002, the Company entered into a Securities Purchase Agreement with an unrelated party providing for the sale of 100,000 units, comprised of 100,000 shares of the Company's common stock and 100,000 common stock purchase warrants at $1.75 per unit. The shares are restricted pursuant to Rule 144 of the Securities Act of 1933. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $3.00. The warrants expire on June 9, 2004. Proceeds from the sale of shares and warrants totaled $175,000. The purchase agreement calls for additional issuances of shares if at any time through December 2002 if the Company issues additional shares of common stock in a capital raising transaction at a price less than $1.75 per unit. Consequently, an additional 94,444 shares of common stock was issued. The value of the additional shares was determined based on the Company's closing market price on the date of the transaction, which totaled $92,555 and is included in interest expense.

     In July 2002, the Company granted two consultants options to purchase 255,000 shares of its common stock at exercise prices ranging between $0.83 and $6.17, in consideration of services rendered as consultants to the Company through April 2003. The estimated value of the options totaled approximately $429,000 at the date of grant. The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.06%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 143%; and a term of 2 years. Approximately $244,000 was expensed in the current year.

     In December 2002, the Company terminated the agreement with one consultant. As a result, 100,000 options, originally valued at approximately $185,000, were cancelled. In July 2002, a consultant exercised options in exchange for 30,000 shares of the Company's common stock, which generated net proceeds totaling $25,000.

     In July 2002, the Company issued 5,000 shares of common stock to an employee for services rendered. The shares were valued at $6,500, based on the Company's closing market price on the date of issuance.

     In August 2002, the Company granted a consultant options to purchase 66,666 shares of its common stock at an exercise price of $0.96, in consideration of services rendered as a consultant to the Company. The estimated value of the options totaled approximately $59,000 at the date of grant. The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest of 2.19%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 143%; and a term of 2 years.

     In September 2002, the Company commenced a Private Placement of 100,000 units of the Company's common stock and warrants at a purchase price of $0.90 per unit. The Private Placement is exempt from the registration provisions of the Securities Act of 1933 and is being offered and sold only to accredited investors. To date, the Company issued 111,111 units, which generated net proceeds totaling $100,000. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.30. The warrants expire three years from the date of grant.

                  HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(9)  STOCKHOLDERS' EQUITY, CONTINUED:

     Common Stock, Continued
     -----------------------

     In October 2002, the Company issued 500,000 shares of common stock to a former consultant for public and financial relations pursuant to a Settlement and Release Agreement entered into in September 2002. Pursuant to the agreement, the former consultant is entitled to receive up to 200,000 additional shares of the Company's common stock based on 8% of shares issued subsequent to the date of the agreement. As a result, an additional 148,295 shares of common stock was issued to the consultant. The shares are restricted pursuant to Rule 144 of the Securities Act of 1933. Moreover, the settlement agreement limits the number of shares that can be sold in any calendar month to 0.33% of the outstanding shares of the Company at the date of sale. The value of the shares totaled approximately $401,000 and was estimated based on the Company's closing market price on the date of issuance.

     In November 2002, the Company issued 125,000 shares of common stock to a consultant for public and financial relations. The shares are restricted pursuant to Rule 144 of the Securities Act of 1933. The value of the shares totaled approximately $89,000 and was determined based on the Company's fair market value on the date of issuance.

     In November 2002, the Company issued 2,600 shares of common stock to employees for services rendered. The shares were valued at approximately $2,000 based on the Company's closing market price on the date of issuance.

     In November 2002, Messrs. Tannous and Glaser, officer/shareholders of the Company, exercised 400,000 options to purchase common stock at an exercise price of $0.25 in exchange for a reduction of obligation due the officer/shareholders totaling $100,000.

     In December 2002, the Company issued 38,418 shares of its common stock to two consultants for legal and consulting services. The shares were valued at approximately $32,000 based on the Company's closing market price on the date of issuance.

     In December 2002, the Company issued 181,818 shares of its common stock and warrants at a purchase price of $0.55 per share. The issuance is exempt from the registration provisions of the Securities Act of 1933 and is being offered and sold only to accredited investors. The shares are restricted pursuant to Rule 144 of the Securities Act of 1933. The sale generated net proceeds of $100,000. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.00. The warrants expire three years from the date of grant.

     In December 2002, the Company issued 707,229 shares of its common stock to Messrs. Tannous and Glaser in exchange for notes payable due the officer/shareholders totaling $338,000 plus interest expense totaling approximately $51,000. The shares are restricted pursuant to Rule 144 of the Securities Act of 1933. The value of the shares was determined based on the price of the most recent private placement for similar instruments issued by the Company to non-employees, which approximates the closing price of the Company's common stock on the date of issuance, less a discount for the restrictive nature of the common stock.

                  HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(9)  STOCKHOLDERS' EQUITY, CONTINUED:

     Common Stock, Continued
     -----------------------

     In December 2002, the Company issued 744,056 shares of its common stock to Messrs. Tannous and Glaser in lieu of cash as compensation and benefits earned, which totaled approximately $409,000 at December 31, 2002. The shares are restricted pursuant to Rule 144 of the Securities Act of 1933. The value of the shares was determined based on the price of the most recent private placement for similar instruments issued by the Company to non-employees, which approximates the closing price of the Company's common stock on the date of issuance, less a discount for the restrictive nature of the stock.

     In December 31, 2002, the Company entered into an agreement to issue 193,066 shares of common stock in exchange for a note payable totaling $164,106. The value of the shares was determined based on the closing price of the Company's common stock on the date of issuance.

     Options and Warrants Issued to Consultants
     ------------------------------------------

     In September 2002, the Company granted a consultant options to purchase 500,000 shares of its common stock at an exercise price of $1.00, in consideration of services rendered to the Company through February 2004. The estimated value of the options totaled approximately $424,000 at the date of grant. The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest of 2.14%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 143%; and a term of 5 years. In December 2002, the Company terminated the agreement. As a result, 300,000 options, valued at approximately $233,000, were cancelled. Approximately $191,000 was expensed in the current year, which represents 200,000 options that remain outstanding.

     In December 2002, the Company issued 70,000 stock purchase warrants to two note holders (Note 6). The warrants entitle the holders to purchase 70,000 shares of the Company's common stock at an exercise price of $1.00. The warrants are exercisable immediately and expire in December 2005. The estimated value of the warrants totaled approximately $49,000 at the date of issuance and is included in additional paid-in capital. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 2.39%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 167%; and a term of 3 years. The value of the warrants was allocated to the notes based on the relative fair value of the proceeds received, which totaled $28,700. This amount is recorded as a discount on notes payable and is being amortized over the period the obligation is outstanding, using a method that approximates the effective interest method. Amortization of bond discount totaled $12,983 for the year ended December 31, 2002 and is included in interest expense.

     The number and weighted average exercise prices of the options and warrants issued to consultants are as follows:

                                        December 31, 2002   December 31, 2001
                                      --------------------  -----------------
                                                  Average             Average
                                                 Exercise            Exercise
                                       Number      Price    Number     Price
                                      ---------  ---------  --------  -------
Outstanding at beginning of the year          -  $       -         -  $     -
Granted during the year               1,492,929       1.71   880,000     0.25
Exercised during the year               105,000       1.13   880,000     0.25
Terminated during the year              533,333       1.89         -        -
Exercisable at end of the year          854,596       1.66         -        -
Outstanding at end of the year          854,596       1.66         -        -

                  HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(9)  STOCKHOLDERS' EQUITY, CONTINUED:

     Options and Warrants Issued to Consultants, Continued
     -----------------------------------------------------


     The following table summarizes information on stock options and warrants outstanding and exercisable issued to consultants at December 31, 2002:

            Weighted-
             Average     Weighted-    Weighted-
Range of    Remaining     Average      Average
Exercise     Number     Contractual      Fair     Exercise
Prices     Outstanding  Life (Years)    Value       Price
---------  -----------  ------------  ----------  ---------
0 to $1         66,667            .7  $     0.67  $    0.96
1 to 2         587,929           3.5        0.52       0.86
2 to 3               -             -           -          -
3 to 4         150,000           1.5        1.19       3.29
4 to 5          50,000           1.6        1.97       4.63

(10) INCOME TAXES:


     For federal income tax return purposes, the Company has available net operating loss carryforwards of approximately $5,100,000, which expire through 2023 and are available to offset future income tax liabilities.

     Temporary differences which give rise to deferred tax assets and liabilities at December 31, 2002 are as follows:

Deferred tax asset arising from net
  operating loss carry forwards      $ 2,040,000
Valuation allowance                   (2,040,000)
                                     ------------

          Net deferred tax asset     $         -
                                     ============

     The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                             December 31,   December 31,
                                                 2002           2001
                                             -------------  -------------
    Federal and state income tax rate              (34.0)%        (34.0)%
    State income taxes, net federal benefit         (6.0)%         (6.0)%
    Effect of valuation allowance                   40.0 %         40.0 %
                                             -------------  -------------

    Effective income tax rate                        0.0 %          0.0 %
                                             =============  =============

                  HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(11) STOCK  OPTIONS  ISSUED  TO  EMPLOYEES:

     The Company has adopted the 2001 Employee Stock Option Plan (the "Plan"). The Plan authorizes the issuance of up to 2,000,000 shares of the Company's common stock pursuant to the exercise of options granted there under. The Board of Directors administers the Plan, selects recipients to whom options are granted and determines the number of shares to be awarded. Options granted under the Plan are exercisable at a price determined by the Board of Directors at the time of grant, but in no event less than fair market value.

     The number and weighted average exercise prices of options granted are as follows:

                                       December 31, 2002  December 31, 2001
                                      ------------------  ------------------
                                                Average             Average
                                               Exercise            Exercise
                                      Number     Price    Number     Price
                                      -------  ---------  -------  ---------
Outstanding at beginning of the year  500,000  $    0.25        -  $       -
Granted during the year               766,000       0.69  500,000       0.25
Exercised during the year             500,000       0.25        -       0.25
Terminated during the year             15,000       1.40        -          -
Exercisable at end of the year        731,000       0.61  500,000       0.25
Outstanding at end of the year        751,000       0.68  500,000       0.25


            Weighted-
             Average     Weighted-    Weighted-
Range of    Remaining     Average      Average
Exercise     Number     Contractual      Fair       Number     Exercise
Prices     Outstanding  Life (Years)    Value     Exercisable    Price
---------  -----------  ------------  ----------  -----------  ---------
0 to $1        700,000           3.0  $     0.47      700,000  $    0.55
1 to 2          21,000           9.7        1.14       21,000       1.33
2 to 3               -             -           -            -          -
3 to 4          30,000           2.3        2.67       10,000       3.10

     As allowed under the guidance of SFAS No. 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding the effect on operations is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions: risk free interest rate of 3.34% for 2002 and 3.57% for 2001; dividend yield of 0% for each of the years 2002 and 2001; volatility factor of the expected market price of the Company's common stock of 167% for 2002 and 194% for 2001; and an expected life of the options of 3 years for 2002 and 1 year for 2001.

                  HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(11) STOCK OPTIONS ISSUED TO EMPLOYEES, CONTINUED:

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

     For purposes of SFAS No. 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:

                                                  December 31, 2002    December 31, 2001
                                                 -------------------  -------------------
    Net loss, as reported                        $       (4,283,936)  $         (735,096)
    Pro forma net loss                           $       (4,701,593)  $         (819,415)

    Basic and diluted historical loss per share  $             (.73)  $             (.22)
    Pro forma basic and diluted loss per share   $             (.81)  $             (.25)


(12) COMMITMENTS  AND  CONTINGENCIES:

     Leases
     ------

     The Company leases its office facilities under various lease agreements expiring through July 2004. Rental expense under operating leases totaled $50,079 and $15,751 for the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002, future minimum rental payments required under operating leases are as follows:

         Year ending December 31,
              2003                                    $    48,845
              2004                                         20,772
                                                      -----------

                                                      $    69,617
                                                      ===========


     Employment Agreements
     ---------------------

     In  December  2001,  XCEL  entered  into  employment  agreements  with  3 stockholders of the Company to pay an annual base salary of $125,000, $125,000 and $85,000 through December 2004. The agreements include provisions for salary increases and stock options based on earnings growth the XCEL and BSI may achieve. Under these agreements, salaries totaled approximately $385,000 and $28,000 for the years ended December 31, 2002 and 2001, respectively.

     Effective January 1, 2002, the Company entered into employment agreements with its corporate officers/stockholders of the Company to pay an annual base salary of $190,000 plus a bonus based on key milestone's the Company may achieve. The agreements expire December 31, 2005. The officers/stockholders converted the amount due at December 31, 2002 to 744,056 shares of common stock (Note 9).

                  HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(13) SEGMENT INFORMATION:

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

     Summarized financial information concerning the Company's reportable segments is shown in the following table for the year ended December 31, 2002:

                                               Research and
                                 Corporate    Pharmaceutical   Development   Consolidated
                               -------------  ---------------  ------------  -------------
Revenue                        $           -  $     5,537,991  $          -  $   5,537,991
Operating Loss                 $   3,865,024  $       187,253  $     27,841  $   4,080,118
Depreciation and amortization  $      18,269  $       273,792  $          -  $     292,061
Interest expense, net          $     165,447  $        38,371  $          -  $     203,818
Identifiable Assets            $     459,910  $     2,211,500  $  3,300,000  $   5,971,410


     Summarized financial information concerning the Company's reportable segments is shown in the following table for the year ended December 31, 2001:

                                               Research and
                                 Corporate    Pharmaceutical   Development   Consolidated
                               -------------  ---------------  ------------  -------------
Revenue                        $           -  $       341,813  $          -  $     341,813
Operating Loss                 $     782,595  $        22,585  $     20,286  $     825,466
Depreciation and amortization  $      10,550  $        22,343  $          -  $      32,893
Interest expense, net          $       1,146  $         3,300  $          -  $       4,446
Identifiable Assets            $   1,125,791  $     1,843,405  $  3,300,000  $   6,269,196

                  HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(14) SUBSEQUENT EVENTS:

     Business Acquisition
     --------------------

     Effective January 1, 2003, the Company formed a new Subsidiary, Quality Botanical Ingredients, Inc., a Delaware corporation, that purchased substantially all assets and assumed certain liabilities of Quality Botanical Ingredients, Inc., a New Jersey corporation,("QBI") (now known as AAA Health Products, Inc.) pursuant to an Asset Purchase Agreement (the "Agreement") for 1,206,033 shares of the Company's common stock, which includes 433,333 shares placed in an escrow account through July 25, 2003 and 200,000 shares issued to consultants for services provided to the Company relating to the acquisition. The value of the shares totaled $976,887 and was determined based on the average closing market price of the Company's common stock over the two-day period before and after the terms of the acquisition were agreed to and announced. Shares placed in escrow totaling 333,333 are subject to set-off of any accounts receivable remaining after 150 days from the closing date. The remaining 100,000 shares are subject to settlement of any indemnity claims. Additional shares, not to exceed 1,250,000, of the Company's common stock will be issued to the seller should the closing price of the Company's common stock not achieve certain levels after 1 year from the closing date. An additional 200,000 shares shall be issued to the seller upon reaching certain levels of gross revenues and gross operating margins as compared to its 2001 financial results. Pursuant to the Agreement, the Company contributed $200,000 to QBI, which was used as payment to QBI's creditors. The Company also contributed $400,000 to QBI, of which, $350,000 was used to pay down QBI's line of credit and the remaining $50,000 was paid to QBI's lender as a loan fee. Within 90 days from the date of close, the Company is required to contribute and additional $100,000 to QBI, which shall be used to pay down debt assumed during the acquisition.

     In February 2003, the newly formed subsidiary entered into a loan agreement with a financial institution for a maximum line of credit totaling $4 million. Interest is due monthly on the outstanding balance at a rate of 1.5% above the prime rate as published in the Wall Street Journal. The loan agreement expires in February 2004 and is secured by substantially all assets of the newly formed subsidiary. The financial institution will make advances on the loan agreement up to 80% of accounts receivable to a maximum of $4 million and 55% of inventory to a maximum $1.8 million. The borrowings are guaranteed by Health Sciences and personally guaranteed by the shareholders of the purchased company. The credit line is limited as to use by the new subsidiary.

     Additionally, the newly formed subsidiary assumed notes payable of $387,481 and $63,194 with a financial institution. The notes earn interest at 2.5% above the prime rate as published in the Wall Street Journal. Monthly payments of principal and interest total $24,921 and $5,228 are due through July 2004 and March 2004, respectively. The notes are guaranteed by Health Sciences and personally guaranteed by the shareholders of the purchased company.

     In keeping with our focus to be an integrated provider of innovative products and services to the nutraceutical, pharmaceutical, and cosmeceutical industries, the assets and business purchased from QBI allows us to process domestic and imported botanical and nutraceutical raw materials into nutritional supplement components which are sold to manufactures throughout the world. The acquisition has been accounted for as a purchase pursuant to SFAS No. 141 and, accordingly, the acquired assets and liabilities assumed will be recorded at their estimated fair values at the date of acquisition.

                  HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(14) SUBSEQUENT EVENTS, CONTINUED:

     Consulting Agreements
     ---------------------

     In January 2003, the Company entered into an agreement with a consultant to provide financial relations services through December 31, 2003. The agreement grants the consultant options to purchase 250,000 shares of the Company's common stock at an exercise price of $0.55 per share. The options vest equally every three months and expire three years from the date of grant. The estimated value of the options total approximately $118,000. The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 2.00%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 167%; and a term of 3 years.

     In February 2003, the Company issued 8,761 shares of common stock to a consultant for business development services. The value of the shares totaled approximately $3,500 at the date of issuance and was determined based on the fair market value of the Company's common stock at the date of issuance.

     In March 2003, the Company entered into agreements with two consultants to provide investor relation services through September 11, 2003 and March 24, 2004. The Company issued 190,000 shares of the restricted common stock to the consultants as consideration for the services to be provided. The value of the shares issued totaled approximately $146,000 at the date of issuance and was determined based on the fair market value of the Company's common stock at the date of issuance.

     Convertible Debentures
     ----------------------

     In February 2003, the Company sold $300,000 of convertible debentures pursuant to a Securities Purchase Agreement. Additionally, the Company issued 571,428 of common stock purchase warrants to the debenture holders. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.60. The warrants expire in February 2008. The debentures accrue interest at 12% per annum. The unpaid principal and accrued interest is due on February 24, 2004. The notes are collateralized by a second position in substantially all assets of the Company and shares owned by the officers and major shareholders of the Company. Commencing July 24, 2003, the debentures can be converted at $0.525. The estimated value of the warrants totaled approximately $462,000 at the date of issuance. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 2.82%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 167%; and a term of 5 years.

     The discount attributable to the value of the warrants as calculated using the Black-Scholes pricing model and the value of the equity conversion features exceeded the face value of the convertible notes. As a result, the notes were fully discounted and the discount was recorded as additional paid-in capital. The discount will be amortized on a straight-line basis over one year giving an effective interest rate in excess of 100%.

     Additionally, the Company granted 85,712 stock purchase warrants to two consultants as consulting services relating to the convertible debentures sold by the Company. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.60. The warrants expire in February 2008. The estimated value of the warrants totaled approximately $69,000 at the date of issuance. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 2.82%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 167%; and a term of 5 years.

                  HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


(14) SUBSEQUENT EVENTS, CONTINUED:

     Line of Credit
     --------------

     In February 2003, XCEL Healthcare, Inc. ("XCEL") entered into a Loan and Security Agreement (the "Loan Agreement") with a finance company for a maximum line of credit totaling $750,000. Interest is due monthly on the outstanding balance at a rate of 3.75% above company's reference rate. The Loan Agreement expires in February 2006 and is secured by substantially all assets of XCEL. The finance company will make advances on the loan agreement up to 75% of eligible accounts receivable. The borrowings are guaranteed by Health Sciences and personally guaranteed by the majority stockholders of Health Sciences. The credit line is limited as to use by XCEL.

     The Company must maintain the following financial ratio and covenant:

     -    Minimum working capital ratio .75 to 1
     -    XCEL must be profitable

     Additionally, the Company agreed to pay $37,500 and issue 30,000 stock purchase warrants to a consultant for services relating to the line of credit. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.95. The warrants expire February 2008. The estimated value of the warrants totaled approximately $25,000 at the date of issuance. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 2.75%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 167%; and a term of 5 years.

     Securities  Purchase  Agreements
     --------------------------------

     In March 2003, the Company entered into Securities Purchase Agreements providing for the sale of 247,273 units, comprised of 247,273 shares of the Company's common stock and 247,273 common stock purchase warrants at $0.55 per unit. The shares are restricted pursuant to Rule 144 of the Securities Act of 1933. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.00. The warrants expire three years from the date of grant. Proceeds from the sale of shares and warrants totaled $136,000.

     In April 2003, the Company entered into Securities Purchase Agreements providing for the sale of 110,000 units, comprised of 110,000 shares of the Company's common stock and 110,000 common stock purchase warrants at $0.90 per unit. The shares are restricted pursuant to Rule 144 of the Securities Act of 1933. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.25. The warrants expire three years from the date of grant. Proceeds from the sale of shares and warrants through April 8, 2003 totaled $99,000.

     Settlement  Agreement
     ---------------------

     In March 2003, the Company entered into a Settlement Agreement and Mutual General Release with a consulting firm who filed a complaint against the Company alleging breach of contract related to consulting services for corporate development and operations expansion. Pursuant to the settlement agreement, the Company converted $126,000 of accounts payable into a note payable to the consulting firm for the principal amount of $126,000 with monthly payments of $12,000 including interest at 10% per annum through February 2004.

     Conversion  of  Note  Payable
     -----------------------------

     In March 2003, the Company issued 40,000 shares of common stock in exchange for a note payable due an individual totaling $27,000 including interest expense totaling $5,000. The shares are restricted pursuant to Rule 144 of the Securities Act of 1933. The value of the shares was determined based on the fair market value of the Company's common stock at the date of issuance (Note 6).

     Other Stock Issuances
     ---------------------

     In January 2003, the Company issued 19,250 shares to two employees as compensation.Of the total amount of shares issued, 6,250 shares are restricted pursuant to Rule 144 of the Securities Act of 1933. The value of the shares totaled approximately $13,000 and was determined based on the fair market value of the Company's common stock at the date of issuance.

     In February 2003, the Company issued 162,201 shares of common stock to a consultant for legal services. The value of the shares totaled approximately $127,000 and was determined based on the fair market value of the Company's common stock at the date of issuance.

     Loans Payable - Officer/Stockholders
     ------------------------------------

     Two officers/stockholders loaned a total of $35,000 to the Company through April 11, 2003. These loans accrue interest at 8% per annum. The principal and any unpaid interest are due on demand.

                                                                   EXHIBIT 10.6


                 SETTLEMENT AGREEMENT AND MUTUAL GENERAL RELEASE



                  This Settlement Agreement and Mutual General Release (the "Agreement") is entered into this 27th day of March, 2003 by and between Founding Advisors, Inc. ("Founding Advisors") and Health Sciences Group, Inc. ("HESG").

                  WHEREAS Founding Advisors and HESG are parties to three written consulting agreements, the most recent of which is a Business Consulting Agreement dated March 14, 2002 (the "Consulting Agreement"); and

                  WHEREAS disputes have arisen between the parties; and

                  WHEREAS Founding Advisors filed suit in the Circuit Court for Anne Arundel County (Case No. C-2002-82731) to recover monies it claims is owed under the Consulting Agreement (the "Lawsuit"); and

                  WHEREAS the parties wish to resolve and settle their disputes without either party admitting any liability to the other.

                  NOW, THEREFORE, in consideration of the mutual covenants, promises and agreements herein, and other good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, the parties hereto agree as follows:

                  1. HESG agrees to pay Founding Advisors $126,000, as follows:
HESG shall execute a Confessed Judgment Promissory Note in the principal amount of $126,000 payable to Founding Advisors (the "Promissory Note"). The first payment due under the Promissory Note shall be paid in cash via wire transfer prior to 5:00 p.m. (EST) on Thursday, March 27, 2003. All subsequent payments shall be made in accordance with the terms of the Promissory Note.

                  2. In the event HESG obtains debt or equity funding, other than for purposes of an acquisition, exceeding a sum total of $2 million during the period any amounts are outstanding under the Promissory Note, the entire outstanding balance of the Promissory Note (principal and interest) shall be due and payable within 10 days of the closing of such funding.

                  3. The Consulting Agreement shall be deemed terminated as of June 21, 2002.

                  4. Within 5 days after the execution of this Agreement, Founding Advisors shall execute a stipulation of dismissal, with prejudice, in the Lawsuit; failure of Founding Advisors to do so in a timely manner shall result in the following: (i) no interest shall accrue or be payable for the period of any such delay; and (ii) should such delay extend beyond 10 days, all amounts payable under the Promissory Note shall be deemed to have been paid in full by HESG and its obligations hereunder and thereunder deemed extinguished.

                  5. Except as set forth in this Agreement, HESG, on behalf of itself and its former, present and future directors, officers, and employees, parents, subsidiaries, shareholders, affiliates, agents, attorneys, investment and financial advisors, accountants, auditors, representatives, trustees, heirs, successors or predecessors in interest, and assigns (collectively "the HESG Releasors") hereby forever releases, acquits and discharges Founding Advisors, and any and all of its agents, servants, attorneys, former, present and future directors, officers, and employees, subsidiaries, parents, affiliates, associates, shareholders, financial advisors, accountants, auditors, representatives, trustees, heirs, successors or predecessors in interest, and assigns (collectively, "the Founding Advisors Releasees") of and from any and all contracts, agreements, promises, covenants, actions, causes of action, suits, proceedings, claims, counterclaims, debts, obligations, duties, demands, damages, liabilities, losses, costs and expenses, of each and every kind, nature, and description whatsoever, whether at law or in equity, known or unknown, foreseen or unforeseen, which any of the HESG Releasors ever had, now has, or hereinafter may have, against any of the

Founding Advisors Releasees arising out of or in connection with any matter, cause or thing whatsoever, arising from the beginning of the world through the date hereof, including, but not limited to, any and all claims and matters related to the Consulting Agreement.

                  6. Except as set forth in this Agreement, and except for the obligations contained in the Promissory Note, Founding Advisors, on behalf of itself and its former, present and future directors, officers, and employees, parents, subsidiaries, shareholders, affiliates, agents, attorneys, investment and financial advisors, accountants, auditors, representatives, trustees, heirs, successors or predecessors in interest, and assigns (collectively "the Founding Advisors Releasors") hereby forever releases, acquits and discharges HESG, and any and all of its agents, servants, attorneys, former, present and future directors, officers, and employees, subsidiaries, parents, affiliates, associates, shareholders, financial advisors, accountants, auditors, representatives, trustees, heirs, successors or predecessors in interest, and assigns (collectively, "the HESG Releasees") of and from any and all contracts, agreements, promises, covenants, actions, causes of action, suits, proceedings, claims, counterclaims, debts, obligations, duties, demands, damages, liabilities, losses, costs and expenses, of each and every kind, nature, and description whatsoever, whether at law or in equity, known or unknown, foreseen or unforeseen, which any of the Founding Advisors Releasors ever had, now has, or hereinafter may have, against any of the HESG Releasees arising out of or in connection with any matter, cause or thing whatsoever, arising from the beginning of the world through the date hereof, including, but not limited to, any and all claims and matters related to the Consulting Agreement.

                  7. This Agreement shall become effective only upon the execution of the Promissory Note and the wire transfer referred to in Paragraph 1 of this Agreement.

                  8. This Agreement may be executed in one or more counterparts, all of which take in the other, shall constitute a single binding Agreement. Any counterpart or other signature delivered by facsimile shall be deemed valid and binding to the same extent as an original.

                  9. This Agreement shall inure to the benefit of, and shall be binding upon the parties hereto, and their respective heirs, personal or legal representatives, successors and assigns.

                  10. This Agreement shall be governed by Maryland law, without regard to conflict of law principles.

                  IN WITNESS WHEREOF, the parties have entered into this Agreement as of the date set forth above. HEALTH SCIENCES GROUP, INC.

                  /s/ Fred E. Tannous
              By: ________________________
                  Name:  Fred E. Tannous
                  Title: Chief Executive Officer



              FOUNDING ADVISORS, INC.

                  /s/ Keith Dunleavy
              By: _________________________
                  Name:  Keith Dunleavy
                  Title: President

                                                                  EXHIBIT 10.7.1
                          SECURITIES PURCHASE AGREEMENT


         THIS SECURITIES PURCHASE AGREEMENT, dated as of the date of acceptance set forth below, is entered into by and between HEALTH SCIENCES GROUP, INC., a Colorado corporation, with headquarters located at 6080 Center Drive, 6th Floor, Los Angeles California 90045 (the "Company"), and each entity named on a signature page hereto (each, a "Lender", collectively, the "Lenders") (each agreement with a Lender being deemed a separate and independent agreement between the Company and such Lender, except that each Lender acknowledges and consents to the rights granted to each other Lender under such agreement and the Transaction Agreements, as defined below, referred to therein).

                              W I T N E S S E T H:

         WHEREAS, the Company and the Lender are executing and delivering this Agreement in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors afforded, inter alia, by Rule 506 under Regulation D ("Regulation D") as promulgated by the United States Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "1933 Act"), and/or Sections 4(2) and 4(6) of the 1933 Act; and

         WHEREAS, subject to the terms and conditions of this Agreement, each of the Lender's wishes to purchase a 12% Secured Convertible Debenture of the Company in the principal amount set forth on such Lender's signature page hereto (each, a "Debenture", collectively, the "Debentures"), which Debentures will be convertible into shares of common stock, $.001 par value per share, of the Company (the "Common Stock"), upon the terms and subject to the conditions of such Debentures, together with the Warrants (as defined in Section 4(e) below) exercisable for the purchase of shares of Common Stock, and subject to acceptance of this Agreement by the Company;

         NOW THEREFORE, in consideration of the premises and the mutual covenants contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

         1. AGREEMENT TO PURCHASE; PURCHASE PRICE.

                  a. Purchase of Debentures; Certain Definitions.

                  (i) Subject to the terms and conditions of this Agreement and the other Transaction Agreements, each Lender hereby agrees to purchase a Debenture in the principal amount in U.S. dollars set forth on such Lender's signature page hereto (the "Purchase Price")Each Debenture shall have the terms and conditions of, and be substantially in the form attached hereto as, Annex I.

                  (ii) The Purchase Price shall be paid as set forth on the Lender's signature page of this Agreement and shall be payable in United States Dollars.

                  b. Certain Definitions. As used herein, each of the following terms has the meaning set forth below, unless the context otherwise requires:

                  (i) "Affiliate" means, with respect to a specific Person referred to in the relevant provision, another Person who or which controls or is controlled by or is under common control with such specified Person.

                  (ii) "Closing Date" means the date of the closing of the purchase and sale of the Debentures and Warrants upon the release of the Purchase Price from escrow, as provided herein.

                  (iii) "Company Control Person" means each director, executive officer, promoter, and such other Persons as may be deemed in control of the Company pursuant to Rule 405 under the 1933 Act or Section 20 of the 1934 Act (as defined below).

                  (iv) "Conversion Date" means the date on which notice is received of conversion with respect to any Debenture, provided however, that the Conversion Date shall not precede the earlier of (A) 150 days after the Closing Date, (B) the Effective Date or (C) the date that any shareholder of the Company who became the beneficial owner of shares of Common Stock of the Company within the 12 months preceding the date of the Debenture issued pursuant to this Agreement sells such shares of Common Stock in a public sale pursuant to Rule 144 under the 1933 Act.

                  (v) "Conversion Shares" means the shares of Common Stock issuable upon conversion of the Debentures (including, if relevant, accrued interest on the Debentures so converted).

                  (vi) "Conversion Price" means the lower of (A) 30% below the average VWAP per share of Common Stock during the seven trading dates prior to the Conversion Date, but in no event lower than the Floor Price, or (B) $0.525 per Conversion Share.

                  (vii) "Effective Date" means the effective date of the Registration Statement covering the Registrable Securities (as those terms are defined in the Registration Rights Agreement) relating to the Securities.

                  (viii) "Escrow Agent" means McLaughlin & Stern LLP.

                  (ix) "Escrow Agreement" means the escrow agreement amongst the Lenders, the Company and McLaughlin & Stern, LLP attached hereto as Annex V.

                  (x) "Floor Price" means $0.525 per share.

                  (xi) "Holder" means the Lender and any other Person holding the relevant Securities.

                  (xii) "Last Audited Date" means December 31, 2001.

                  (xiii) "Lender Control Person" means each director, executive officer, promoter, and such other Persons as may be deemed in control of the Lender pursuant to Rule 405 under the 1933 Act or Section 20 of the 1934 Act.

                  (xiv) "Material Adverse Effect" means an event or combination of events, which individually or in the aggregate, would reasonably be expected to (w) materially adversely affect the legality, validity or enforceability of the Securities or any of the Transaction Agreements,
         (x) have or result in a material adverse effect on the results of operations, assets, or condition (financial or otherwise) of the Company and its subsidiaries, taken as a whole, (y) materially adversely impair the Company's ability to perform fully on a timely basis its obligations under any of the Transaction Agreements, or (z) materially and adversely affect the value of the rights granted to the Lender in the Transaction Agreements.

                  (xv) "Person" means any living person or any entity, such as, but not necessarily limited to, a corporation, partnership or trust.

                  (xvi) "Pledge Agreement" means the pledge agreement which provides for a pledge of shares of the company's Common Stock by Frederick Tannous and William Glaser.

                  (xvii)  "Principal   Trading  Market"  means  The  NASDAQ  OTC
         Bulletin Board.

                  (xvii) "Registration Rights Agreement" means the Registration Rights Agreement in the form annexed hereto as Annex II, as executed by the Lender and the Company simultaneously with the execution of this Agreement.

                  (xix) "Securities" means the Debentures, the Warrants, the Conversion Shares and the Warrant Shares (as defined below).

                  (xx) "Security Agreement" means the security agreement, which provides for a subordinate security interest in the accounts receivable and proceeds therefrom of the Company and its Subsidiaries in the form attached hereto as Annex IV.

                  (xxi) "Shares" means the shares of Common Stock representing any or all of the Conversion Shares and the Warrant Shares and the shares issuable pursuant to Section 2(k).

                  (xxii) "Transaction Agreements" means the Securities Purchase Agreement, the Debentures, the Registration Rights Agreement, the
         Warrants, the Security Agreement, UCC-1 Financing Statements and includes all ancillary documents referred to in those agreements.

                  (xxiii) "VWAP" means the daily volume weighted average price of the Company's Common Stock on the Principal Trading Market as reported by Bloomberg Financial L.P. (Based on a trading day from 9:30 a.m. Eastern Time to 4:00 p.m. Eastern Time) using the VWAP function on the date in question.

                  (xxiv) "Warrants" has the meaning set forth in Section 4(e) of this Agreement.

                  (xxv) "Warrant Exercise Price" shall be $.60 per share, subject to adjustment as set forth in the Warrants.

                  (xxvi) "Warrant Shares" means the shares of Common Stock issuable upon exercise of the Warrants.

                  c. Form of Payment; Delivery of Certificates.

                  (i) The Lender shall pay the Purchase Price by delivering immediately available good funds in United States Dollars to the Escrow Agent to be held in escrow upon execution of this Agreement. The Purchase Price shall be held in escrow pursuant to the terms of the Escrow Agreement until the earlier of (A) the consummation of the acquisition by the Company of substantially all of the assets of Quality Botanical Ingredients Inc. ("QBI") and (B) February 28, 2003. In the event that the acquisition of QBI is consummated on or before February 28, 2003, the Escrow Agent will release (A) the Purchase Price (less the fees and expenses payable pursuant to Sections 2(k) and 10(b)), and (B) such fees and expenses to the parties set forth in Sections 2(k). In the event that the acquisition of QBI is not consummated on or before February 28, the Escrow Agent will release (A) the Purchase Price (less the expenses payable pursuant to Section 10(b)) to the Lender and (B) the expenses to the parties set forth in
         Section 10(b). In the event that the acquisition of QBI is not consummated on or before February 28, , then the Company shall reimburse the Lender for its expenses pursuant to Section 10(b).

                  (ii) As a condition precedent to the release of the Purchase Price to the Company by the Escrow Agent, (A) the Company shall deliver the Debentures and the Warrants, each duly executed on behalf of the Company and issued in the name of the Lender and (B) the Company, XCEL Healthcare Inc. ("XCEL") and Bio-Select Innovations Inc. ("Bio-Select") shall execute and deliver or cause to be delivered (A) the Security
         Agreement and the UCC-1 Financing Statement with respect to their accounts receivable, (B) the Pledge Agreement and the collateral thereunder, and such other documents as may be required by the Escrow Agreement to the Escrow Agent.

                  d. Method of Payment. Payment of the Purchase Price shall be made by wire transfer of funds on the Closing Date as directed by the Company.

                  e. Redemption Right. Until at such time that a Lender does not directly or indirectly own any Debentures and provided that either (A) the VWAP per share of a share of Common Stock is less than $0.68 per share on the trading date prior to the date that would have been the Conversion Date but for the Lender's exercise of its redemption right, or (B) if there is no effective registration statement in effect for the Registrable Securities on or before the 150th day from the date hereof, then the Lender shall have the following redemption right. Each Lender shall have the right, by delivery of written notice to the Company (the "Put Notice"), to require the Company to purchase from the Lender the Debenture, or portion thereof being converted, at the Put Price (as defined below). The Lender shall have the right to have the Company redeem the Debenture on any date even if the Lender could not convert the Debenture because the VWAP per share on the prior trading date is less than $0.68 per share. The Company shall pay the Put Price and interest thereon until payment at the rate of 12% per annum in cash no later than 45 business days after the date of the Put Notice. The "Put Price" shall equal 130% of the sum of the Purchase Price with respect to the Debenture or portion thereof being redeemed and all accrued and unpaid interest thereon through the date of the Put Notice. In the event that the Company fails to pay the Put Price within such 45 day period, then the Put Price shall accrue interest at the rate of 18% per annum from the date of the Debenture until paid and Lender shall have the right to declare an event of default under any Debentures that remain outstanding after delivery of the Put Notice.

         2. LENDER REPRESENTATIONS, WARRANTIES, ETC.; ACCESS TO INFORMATION; INDEPENDENT INVESTIGATION.

         Each Lender represents and warrants to, and covenants and agrees, severally and not jointly, with the Company as follows:

         a. Without limiting Lender's right to sell the Securities pursuant to the Registration Statement or otherwise in compliance with the 1933 Act, the Lender is purchasing the Debentures and Warrants and will be acquiring the Shares for its own account for investment only and not with a view towards the public sale or distribution thereof and not with a view to or for sale in connection with any distribution thereof.

         b. The Lender resides in the state, province, or country identified in the address of the Lender set forth on the signature page hereof.

         c. If the Lender is not a United States person (as defined in Regulation S under the 1933 Act), the Lender hereby represents that it has satisfied itself as to the full observance of the laws of its jurisdiction (the "Lender's Jurisdiction") in connection with any invitation to subscribe for the Securities or any use of this Agreement, including (i) the legal requirements within the Lender's Jurisdiction for the purchase of the Securities, (ii) any foreign exchange restrictions of the Lender's Jurisdiction applicable to such purchase, (iii) any of Lender's Jurisdiction's government or other consents that may need to be obtained in connection with Lender's execution of this Agreement and the other Transaction Agreements to which the Lender is a party, (iv) the income tax and other tax consequences, if any, that may be relevant to the purchase, holding, redemption, sale or transfer of the Securities. The Lender's subscription and payment for, and the Lender's continued beneficial ownership of, the Securities will not violate any applicable securities or other laws of the Lender's Jurisdiction.

         d. The Lender is (i) an "accredited investor" as that term is defined in Rule 501 of the General Rules and Regulations under the 1933 Act, (ii) experienced in making investments of the kind described in this Agreement and the related documents, (iii) able, by reason of the business and financial experience of its officers (if an entity) and professional advisors (who are not affiliated with or compensated in any way by the Company or any of its Affiliates or selling agents), to protect its own interests in connection with the transactions described in this Agreement, and the related documents, and
(iv) able to afford the entire loss of its investment in the Securities.

         e. All subsequent offers and sales of the Securities by the Lender shall be made pursuant to registration of the Shares under the 1933 Act or pursuant to an exemption from registration.

         f. The Lender understands that the Securities are being offered and sold to it in reliance on specific exemptions from the registration requirements of the 1933 Act and state securities laws and that the Company is relying upon the truth and accuracy of, and the Lender's compliance with, the representations, warranties, agreements, acknowledgments and understandings of the Lender set forth herein in order to determine the availability of such exemptions and the eligibility of the Lender to acquire the Securities.

         g. The Lender and its advisors, if any, have been furnished with all materials relating to the business, finances and operations of the Company and materials relating to the offer and sale of the Debentures and the offer of the Shares which have been requested by the Lender. The Lender and its advisors, if any, have been afforded the opportunity to ask questions of the Company and have received complete and satisfactory answers to any such inquiries. Without limiting the generality of the foregoing, the Lender has also had the opportunity to obtain and to review the Company's (1) Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, (2) Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2002, and (3) any Periodic Report on Form 8-K filed by the Company since January 1, 2002 and up and through the Closing Date (collectively, the "Company's SEC Documents").

         h. The Lender understands that its investment in the Securities involves a high degree of risk.

         i. The Lender understands that no United States federal or state agency or any other government or governmental agency has passed on or made any recommendation or endorsement of the Securities.

         j. This Agreement and the other Transaction Agreements to which the Lender is a party, and the transactions contemplated thereby, have been duly and validly authorized, executed and delivered on behalf of the Lender and are valid and binding agreements of the Lender enforceable in accordance with their respective terms, subject as to enforceability to general principles of equity and to bankruptcy, insolvency, moratorium and other similar laws affecting the enforcement of creditors' rights generally.

         k. Lender is not aware of any action by Lender which would give rise to any claim by any Person for brokerage commission, finder's fees or similar payments by the Company or any Company Control Person relating to this Agreement or the transactions contemplated hereby, except for the payment of a cash consulting fee of 5% percent of the Purchase Price to each of George Matin and FCIM Corp. and Warrants to FCIM Corp. and George Matin with terms identical to the Warrants for a number of shares equal to 12.5% (71,426 shares) and 2.5% (14,286 shares), respectively, of the shares issueable upon exercise of the Warrants. The shares underlying the Warrants issued to the consultants shall be registered by the Company pursuant to the Registration Rights Agreement.

         l. The Lenders have not acted and do not intend to act as a group within the meaning of the Securities Exchange Act of 1934 (the "1934 Act").

         m. The Lender (a) is subscribing for Securities of the Company for the Lender's own account, own risk and own beneficial interest, (b) is not acting as an agent, representative, intermediary, nominee or in a similar capacity for any other person or entity, nominee account or beneficial owner, whether a natural person or entity (each such natural person or entity, an "Underlying Beneficial Owner") and no Underlying Beneficial Owner will have a beneficial or economic interest in the Securities being purchased by the Lender (whether directly or indirectly, including without limitation, through any option, swap, forward or any other hedging or derivative transaction), (c) if it is an entity, including, without limitation, a fund-of-funds, trust, pension plan or any other entity that is not a natural person (each, an "Entity"), has carried out thorough due diligence as to and established the identities of such Entity's Lenders, directors, officers, trustees, beneficiaries and grantors (to the extent applicable, each a "Related Person" of such Entity), holds the evidence of such identities, will maintain all such evidence for at least five years from the date of the Lender's complete redemption from the Company, will request such additional information as the Company may require to verify such identities as may be required by applicable law, and will make such information available to the Company upon its request, and (d) does not have the intention or obligation to sell, pledge, distribute, assign or transfer all or a portion of the securities to any Underlying Beneficial Owner or any other person.



         (n) The proposed investment in the Company that is being made on the Lender's own behalf or, if applicable, on behalf of any Underlying Beneficial Owners does not directly or indirectly contravene United States federal, state, local or international laws or regulations applicable to the Lender, including anti-money laundering laws (a "Prohibited Investment").

         (o) Federal regulations and Executive Orders administered by the U.S. Treasury Department's Office of Foreign Assets Control ("OFAC") prohibit, among other things, the engagement in transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. The lists of OFAC prohibited countries, territories, persons and entities can be found on the OFAC website at www.treas.gov/ofac. The Lender hereby represents and warrants that neither the Lender nor, if applicable, any Underlying Beneficial Owner or Related Person, is a country, territory, person or entity named on an OFAC list, nor is the Lender nor, if applicable, any Underlying Beneficial Owner or Related Person, a natural person or entity with whom dealings are prohibited under any OFAC regulations.

         (p) Neither the Lender nor, if applicable, any Underlying Beneficial Owner or Related Person, is a senior foreign political figure, or any immediate family member or close associate of a senior foreign political figure within the meaning of, and applicable guidance issued by the Department of the Treasury concerning, the U.S. Bank Secrecy Act (31 U.S.C. ss.5311 et seq.), as amended, and any regulations promulgated thereunder.

         (q) The Lender agrees to indemnify and hold harmless the Company, its affiliates, their respective directors, officers, managers, partners, shareholders, employees, agents and representatives (each, an "Indemnitee") from and against any and all losses, liabilities, damages, penalties, costs, fees and expenses (including legal fees and disbursements) (collectively, "Damages") which may result, directly or indirectly, from te Lender's misrepresentations or misstatements contained herein or breaches hereof relating to paragraphs (m) through (p).

         (r) The Lender understands and agrees that, notwithstanding anything to the contrary contained in any document (including any side letters or similar agreements), if, following the Lender's investment in the Company, it is discovered that the investment is or has become a Prohibited Investment, such investment may immediately be redeemed by the Company at cost or otherwise be subject to the remedies required by law, and the Lender shall have no claim against any Indemnitee for any form of Damages as a result of such forced redemption or other action.

         (s) Upon the written request from the Company, the Lender agrees to provide all information to the Company to enable the Company to comply with all applicable anti-money laundering statutes, rules, regulations and policies, including any policies applicable to a portfolio investment held or proposed to be held by the Company. The Lender understands and agrees that the Company may release confidential information about the Lender and, if applicable, any Underlying Beneficial Owner(s) or Related Person(s) to any person, if the Company, in its sole discretion, determines that such disclosure is necessary to comply with applicable statutes, rules, regulations and policies.

         3. COMPANY REPRESENTATIONS, ETC. The Company represents and warrants to each Lender as of the date hereof and as of the Closing Date that:

         a. Rights of Others Affecting the Transactions. There are no preemptive rights of any shareholder of the Company, as such, to acquire the Debentures, the Warrants or the Shares. No party has a currently exercisable right of first refusal, which would be applicable to any, or all of the transactions contemplated by the Transaction Agreements.

         b. Status. The Company and its subsidiaries are corporations duly organized, validly existing and in good standing under the laws of their states of incorporation and have the requisite corporate power to own their properties and to carry on their business as now being conducted. The Company and its subsidiaries are duly qualified as foreign corporations to do business and are in good standing in each jurisdiction where the nature of the business conducted or property owned by each makes such qualification necessary, other than those jurisdictions in which the failure to so qualify would not have or result in a Material Adverse Effect. The Company has registered its stock and is obligated to file reports pursuant to Section 13 or Section 15(d) of the 1934 Act. The Common Stock is listed and quoted on the Principal Trading Market. The Company has received no notice, either oral or written, with respect to the continued eligibility of the Common Stock for such listing and quotation on the Principal Trading Market and the Company has maintained all requirements for the continuation of such listing. The Company is the sole shareholder of XCEL and Bio-Select.

         c. Authorized Shares. The authorized capital stock of the Company consists of (i) 50,000,000 shares of Common Stock, $.001 par value per share, of which, as of January 24, 2003, there were 7,909,948 shares outstanding and (ii) 5,000,000 shares of Preferred Stock, $.001 par value per share, of which none are outstanding. All issued and outstanding shares of Common Stock have been duly authorized and validly issued and are fully paid and non-assessable. The Company has sufficient authorized and unissued shares of Common Stock as may be necessary to effect the issuance of the Shares. The Shares have been duly authorized and, when issued upon conversion of, or as interest on, the Debentures or upon exercise of the Warrants, each in accordance with its respective terms, will be duly and validly issued, fully paid and non-assessable and will not subject the Holder thereof to personal liability by reason of being such Holder.

         d. Transaction Agreements and Stock. This Agreement and each of the other Transaction Agreements, and the transactions contemplated thereby, have been duly and validly authorized by the Company and the Security Agreement and the transactions contemplated thereby, have been duly and validly authorized by XCEL and Bio-Select. This Agreement has been duly executed and delivered by the Company and this Agreement is, and the Transaction Agreements, when executed and delivered by the Company, XCEL and Bio-Select, will be, valid and binding agreements of the Company, XCEL and Bio-Select, enforceable in accordance with their respective terms, subject as to enforceability to general principles of equity and to bankruptcy, insolvency, moratorium, and other similar laws affecting the enforcement of creditors' rights generally.

         e. Non-contravention. The execution and delivery of this Agreement and each of the other Transaction Agreements by the Company, XCEL and Bio-Select, do not and will not conflict with or result in a breach by the Company, XCEL or Bio-Select of any of the terms or provisions of, or constitute a default under
(i) the certificate of incorporation or by-laws of the Company, XCEL and Bio-Select, each as currently in effect, (ii) any indenture, mortgage, deed of trust, or other material agreement or instrument to which the Company, XCEL or Bio-Select is a party or by which their or any of their properties or assets are bound, or (iii) to its knowledge, any existing applicable law, rule, or regulation or any applicable decree, judgment, or order of any court, United States federal or state regulatory body, administrative agency, or other governmental body having jurisdiction over the Company, XCEL or Bio-Select or any of their properties or assets, except if such conflict, breach or default would not have or result in a Material Adverse Effect.

         f. Approvals. To the Company's knowledge, no authorization, approval or consent of any court, governmental body, regulatory agency, self-regulatory organization, or stock exchange is required to be obtained by the Company for the issuance and sale of the Securities to the Lender as contemplated by this Agreement, except such authorizations, approvals and consents that have been obtained or for which the failure to obtain such would not, individually or in the aggregate, have a Material Adverse Effect.

         g. Filings. To the Company's knowledge, none of the Company's SEC Documents contained, at the time they were filed, any untrue statement of a material fact or omitted to state any material fact required to be stated therein or necessary to make the statements made therein in light of the circumstances under which they were made, not misleading. Except as set forth in
Schedule 3(g), the Company has, since September 1, 2001, timely filed all requisite forms, reports and exhibits with the SEC.

         h. Absence of Certain Changes. Since September 30, 2002, there has been no material adverse change in the Company's business and no Material Adverse Effect, except as disclosed in the Company's SEC Documents. Since September 30, 2002, except as provided in the Company's SEC Documents, the Company has not (i) incurred or become subject to any material liabilities (absolute or contingent) except liabilities incurred in the ordinary course of business consistent with past practices; (ii) discharged or satisfied any material lien or encumbrance or paid any material obligation or liability (absolute or contingent), other than current liabilities paid in the ordinary course of business consistent with past practices; (iii) declared or made any payment or distribution of cash or other property to shareholders with respect to its capital stock, or purchased or redeemed, or made any agreements to purchase or redeem, any shares of its capital stock; (iv) sold, assigned or transferred any other tangible assets, or canceled any debts or claims, except in the ordinary course of business consistent with past practices; (v) suffered any substantial losses or waived any rights of material value, whether or not in the ordinary course of business, or suffered the loss of any material amount of existing business; (vi) made any changes in employee compensation, except in the ordinary course of business consistent with past practices, or (vii) experienced any material problems with labor or management in connection with the terms and conditions of their employment or received any notice of termination from any executive officer.

         i.  Absence  of  Litigation.   There  is  no  material  action,   suit,
proceeding, inquiry or investigation before or by any court, public board or body pending against or affecting the Company, XCEL or Bio-Select before or by any governmental authority or nongovernmental department, commission, board, bureau, agency or instrumentality or any other Person, wherein an unfavorable decision, ruling or finding would have a Material Adverse Effect or which would adversely affect the validity or enforceability of, or the authority or ability of the Company, XCEL or Bio-Select to perform their obligations under, any of the Transaction Agreements. There are no outstanding or unsatisfied judgments, orders, decrees, writs, injunctions or stipulations to which the Company, XCEL or Bio-Select is a party or by which it or any of its properties is bound, that involve the transaction contemplated herein or that, alone or in the aggregate, could reasonably be expected to have a Material Adverse Effect.

         j. No Undisclosed Liabilities or Events. The Company has no liabilities or obligations other than those disclosed in the Transaction Agreements or the Company's SEC Documents or those incurred in the ordinary course of the
Company's business since September 30, 2002, or which individually or in the aggregate, does not or would not have a Material Adverse Effect. No event or circumstances has occurred or exists with respect to the Company or its properties, business, condition (financial or otherwise), or results of operations, which, under applicable law, rule or regulation, requires public disclosure or announcement prior to the date hereof by the Company but which has not been so publicly announced or disclosed. There are no proposals currently under consideration or currently anticipated to be under consideration by the Board of Directors or the executive officers of the Company which proposal would
(x) change the certificate of incorporation or other charter document or by-laws of the Company, each as currently in effect, with or without shareholder approval, which change would reduce or otherwise adversely affect the rights and powers of the shareholders of the Common Stock or (y) materially or substantially change the business, assets or capital of the Company, including its interests in subsidiaries.

         k. Full Disclosure. There is no fact known to the Company (other than general economic conditions known to the public generally or as disclosed in the Company's SEC Documents) that has not been disclosed in writing to the Lender that (i) would reasonably be expected to have a Material Adverse Effect, (ii) would reasonably be expected to materially and adversely affect the ability of the Company to perform its obligations pursuant to the Transaction Agreements, or (iii) would reasonably be expected to materially and adversely affect the value of the rights granted to the Lender in the Transaction Agreements.

         l. Prior Issues. Except as provided in the Company's SEC Documents, during the twelve (12) months preceding the date hereof, the Company has not issued any convertible securities (which are convertible into Common Stock for a consideration below the Floor Price).

         m. No Default. To the Company's knowledge, no Event of Default (or its equivalent term), as defined in the respective agreement to which the Company, XCEL or Bio-Select is a party, and no event which, with the giving of notice or the passage of time or both, would become an Event of Default (or its equivalent term) (as so defined in such agreement), has occurred and is continuing, which would have a Material Adverse Effect on the business, operations or the condition (financial or otherwise) or results of operations of the Company and its subsidiaries, taken as a whole.

         n. No Integrated Offering. Neither the Company nor any of its affiliates nor any person acting on its or their behalf has, directly or indirectly, at any time in the six months prior to the date hereof, made any offer or sales of any security or solicited any offers to buy any security under circumstances that would eliminate the availability of the exemption from registration under Rule 506 of Regulation D in connection with the offer and sale of the Securities as contemplated hereby.

         o. Dilution The Company's executive officers and directors understand and acknowledge that the number of Shares issuable upon conversion of the Debentures and the exercise of the Warrants may increase in certain circumstances, including, the circumstance wherein the trading price of the Common Stock declines prior to the conversion of the Debentures. The Company's executive officers and directors have studied and fully understand the nature of the Securities being sold hereby and recognize that they have a potential dilutive effect. The board of directors of the Company has concluded, in its good faith business judgment that such issuance is in the best interests of the Company. The Company specifically acknowledges that its obligation to issue the Shares upon conversion of the Debentures and upon exercise of the Warrants is binding upon the Company and enforceable regardless of the dilution such issuance may have on the ownership interests of other shareholders of the Company.

         p. Internal Accounting Controls. The Company and each of its subsidiaries maintain a system of internal accounting controls sufficient, in the judgment of the Company, to provide reasonable assurance that (i) transactions are executed in accordance with management's general or specific authorizations, (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain asset accountability, (iii) access to assets is permitted only in accordance with management's general or specific authorization and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

         q. Tax Status. To the Company's knowledge, the Company and each of its subsidiaries has made or filed all federal, state and foreign income and all other tax returns, reports and declarations required by any jurisdiction to which it is subject (unless and only to the extent that the Company and each of its subsidiaries has set aside on its books provisions reasonably adequate for the payment of all unpaid and unreported taxes) and has paid all taxes and other governmental assessments and charges that are material in amount, shown or determined to be due on such returns, reports and declarations, except those being contested in good faith and has set aside on its books provisions reasonably adequate for the payment of all taxes for periods subsequent to the periods to which such returns, reports or declarations apply. There are no unpaid taxes in any material amount claimed to be delinquent by the taxing authority of any jurisdiction, and the officers of the Company know of no basis for any such claim. The Company has not executed a waiver with respect to the statute of limitations relating to the assessment or collection of any foreign, federal, state or local tax. None of the Company's tax returns is presently being audited by any taxing authority.

         r. Title to Property and Assets. Except as set forth on Schedule 3(r), the Company and its subsidiaries own their property and assets free and clear of all mortgages, liens, loans and encumbrances, except such encumbrances and liens that arise in the ordinary course of business and do not materially impair the Company's ownership or use of such property or assets. Notwithstanding anything contained herein to the contrary, the accounts receivable of XCEL and BioSelect are owned free and clear of all mortgages, liens, loans and encumbrances. With respect to the property and assets it leases, the Company is in compliance with such leases and, to the best of its knowledge, holds a valid leasehold interest free of any liens, claims or encumbrances.

         s. Fees. The Company is not aware of any action by the Company which would give rise to any claim by any Person for brokerage commission, finder's fees or similar payments by the Company or any Company Control Person relating to this Agreement or the transactions contemplated hereby, except for the payment of a cash consulting fee of 5% of the Purchase Price to each of George Matin and FCIM Corp. and Warrants to FCIM Corp. and George Matin with terms identical to the Warrants for a number of shares equal to 12.5% (71,426 shares) and 2.5% (14,286 shares), respectively, of the shares issueable upon exercise of the Warrants. The shares underlying the Warrants issued to the consultants shall be registered by the Company pursuant to the Registration Rights Agreement.

         4. CERTAIN COVENANTS AND ACKNOWLEDGMENTS.

         a. Transfer Restrictions. The Lender acknowledges that (1) the Securities have not been and are not being registered under the provisions of the 1933 Act and, except as provided in the Registration Rights Agreement or otherwise included in an effective registration statement, the Shares have not been and are not being registered under the 1933 Act, and may not be transferred unless (A) subsequently registered thereunder or (B) the Lender shall have delivered to the Company an opinion of counsel, reasonably satisfactory in form, scope and substance to the Company, to the effect that the Securities to be sold or transferred may be sold or transferred pursuant to an exemption from such registration; (2) any sale of the Securities made in reliance on Rule 144 promulgated under the 1933 Act may be made only in accordance with the terms of said rule and further, if said rule is not applicable, any resale of such Securities under circumstances in which the seller, or the Person through whom the sale is made, may be deemed to be an underwriter, as that term is used in the 1933 Act, may require compliance with some other exemption under the 1933 Act or the rules and regulations of the SEC thereunder; and (3) neither the Company nor any other Person is under any obligation to register the Securities (other than pursuant to the Registration Rights Agreement) under the 1933 Act or to comply with the terms and conditions of any exemption thereunder.

         b. Restrictive Legend. The Lender acknowledges and agrees that the Securities and, until such time as the Common Stock has been registered under the 1933 Act as contemplated by the Registration Rights Agreement and sold in accordance with an effective Registration Statement or otherwise in accordance with another effective registration statement, certificates and other instruments representing any of the Securities shall bear a restrictive legend in substantially the following form (and a stop-transfer order may be placed against transfer of any such Securities):

         THESE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES LAWS OF ANY STATE AND MAY NOT BE SOLD OR OFFERED FOR SALE IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT FOR THE SECURITIES OR AN OPINION OF COUNSEL OR OTHER EVIDENCE ACCEPTABLE TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED.

         c. Filings. The Company undertakes and agrees to make all necessary filings in connection with the sale of the Securities to the Lender under any United States laws and regulations applicable to the Company, or by any domestic securities exchange or trading market.

         d. Reporting Status. So long as the Lender beneficially owns any of the Securities, the Company shall use commercially reasonably efforts to file all reports required to be filed with the SEC pursuant to Section 13 or 15(d) of the 1934 Act and not terminate its status as an issuer required to file reports under the 1934 Act even if the 1934 Act or the rules and regulations thereunder would permit such termination. The Company will take all reasonable action under its control to maintain the continued listing and quotation and trading of its Common Stock (including, without limitation, all Registrable Securities) on the Principal Trading Market and will comply in all material respects with the Company's reporting, filing and other obligations under the by-laws or rules of the National Association of Securities Dealers, Inc. applicable to it at least so long as the Lender beneficially owns any of the Securities.

         e. Warrants. The Company agrees to issue to the Lenders transferable warrants (the "Warrants") for the purchase of an aggregate of 571,428 shares (a number of shares equal to one hundred percent (100%) of the Conversion Shares) at the Warrant Exercise Price. The Warrants will be exercisable commencing upon the date of issuance and shall expire on the last day of the calendar month in which the fifth anniversary of the date of issuance occurs regardless of whether the Debentures have been converted by the Lenders or redeemed by the Company. Each of the Warrants will be issued on the Closing Date Each of the Warrants shall be in the form annexed hereto as Annex III, and shall have registration rights as provided in the Registration Rights Agreement.

         f. Available Shares. The Company shall have at all times authorized and reserved for issuance, free from preemptive rights, a number of shares (the "Minimum Available Shares") at least equal to the sum of one hundred percent (100%) of the (x) number of shares of Common Stock issuable as may be required to satisfy the conversion rights of the Holders of all outstanding Debentures, plus (y) the number of shares issuable upon exercise of all outstanding Warrants held by all Holders (in each case, whether such Debentures or Warrants were originally issued to the Lender or to any other Lender). For the purposes of such calculations, the Company should assume that all such Debentures were then convertible and all Warrants were then exercisable without regard to any restrictions which might limit any Lender's right to convert any of the Debentures or exercise any of the Warrants held by any Lender.

         g. Favored Nation Clause. (i)If, during the time any Debentures are outstanding that have not been converted or redeemed (the "Unconverted Debentures"), the Company issues (i) debentures or other debt obligations with terms more favourable to the holder than the Debentures issued to the Lender hereunder (whether in terms of a more favorable interest rate, conversion price, warrant coverage or otherwise), the Lender shall have the right to require the Company to issue the Lender new Debentures (including additional Warrants in the event of more favorable warrant coverage) containing such "favored" terms in a principal amount equal to the Unconverted Debenture, and (ii) warrants or other rights to purchase equity securities in connection with such debt issuance which warrants or rights contain terms more favorable than the Warrants issued herewith, the Lender shall have the right to require the Company to issue the Lender new Warrants containing such "favored" terms. The provisions of the foregoing sentence shall not apply to the issuance by the Company of debt obligations that are not convertible into equity securities or for which the holder of the debt obligations does not receive equity securities. Additionally, if, during the time the Unconverted Debentures are outstanding, the Company issues equity securities in conjunction with warrants or other rights to purchase equity securities with rights or terms more "favored" than the terms of the Warrants issued hereunder, the Lender shall have the right to require the Company to issue the Lender new Warrants containing such "favored" terms. (ii) Upon the issuance by the Company of Common Stock, or any right, warrant or option to purchase Common Stock or any security convertible into or exchangeable for Common Stock, or any obligation or any share of stock convertible into or exchangeable for Common Stock for a "consideration per share actually received" less than the Floor Price in effect immediately prior to the time of such issue or sale, other than (i) the issuance of shares of Common Stock upon exercise of options and warrants granted prior to the date of this Agreement or (ii) issuances of shares of Common Stock upon conversion of debt instruments or preferred stock issued prior to the date of this Agreement; then forthwith upon such issue or sale, the Conversion Price shall be reduced to a price (calculated to the nearest cent) equal to the consideration per share actually received by the Company even if such price is lower than the Floor Price. The Warrant Exercise Price shall be adjusted to the lower of (a) 115% of the Conversion Price under this Section 4(g)(ii) or (b) the exercise price or conversion price of any warrants or other rights to purchase equity securities with more "favored" terms in accordance with section 4(g)(i).

         For purposes of this paragraph, the following provisions will be applicable:

                  (A) In the case of an issue or sale for cash of shares of Common Stock, the "consideration per share actually received" by the Company shall be deemed to be the amount of cash received, before deducting therefrom any commissions or expenses paid by the Company. Where such consideration consists of securities, the amount of consideration actually received by the Company will be the market price thereof as of the date of receipt. In case any Common Stock are issued in connection with any acquisition, merger or consolidation in which the Company is the surviving corporation, the amount of consideration therefor will be deemed to be the fair value of such portion of the net assets of the non-surviving corporation as is attributable to such Common Stock.

                  (B) In case of the issuance (otherwise than upon conversion or exchange of obligations or shares of stock of the Company) of additional shares of Common Stock for a consideration other than cash or securities or a consideration partly other than cash or securities, the amount of the consideration other than cash received by the Company for such shares shall be deemed to be the fair value of such consideration as determined in good faith by the Board of Directors.

         h. Restrictions on Filing Registration Statements. The Company shall not register any shares of Common Stock pursuant to the registration statement for the Registrable Securities other than the Registrable Securities and an additional 100,000 shares, the Common Stock designated as "Collateral" pursuant to that certain Pledge and Security Agreement entered into by William Glaser and Frederick E. Tannous of even date herewith, and the Common Stock to be issued to Pollet, Richardson & Patel in consideration for the preparation and filing of the registration statement. The Company shall not file any registration statements with respect to any other shares of Common Stock until 90 calendar days after the Effective Date.

         i. Leakage. Each of the Lenders covenants and agrees with the Company that, in the event of a conversion or redemption (pursuant to Section 1(e) of the Debentures), the Lender will not convert or redeem an amount of more than the greater of (i) an aggregate of $50,000 principal amount of Debentures per week or (ii) an aggregate amount equal to 15% of the average daily dollar volume of shares of Common Stock traded on the Principal Market for the five days prior to conversion or redemption.

         k. No Shorting. Each Lender agrees that it will not enter into any Short Sales (as hereinafter defined) from the period commencing on the execution of this Agreement and ending on the date on which no Lender holds any outstanding Debentures. For purposes of this section, a "Short Sale" by a Lender shall mean a sale of Common Stock by such Lender that is marked as a short sale and that is made at a time when there is no equivalent offsetting long position in Common Stock held by the Lender. For purposes of determining whether there is an equivalent offsetting long position in Common Stock held by a Lender, (i) Conversion Shares and Warrant Shares that have not yet been issued on conversion of the Debentures or exercise of the Warrants but which the Company is obligated to issue as a result of receipt of a notice of Conversion or receipt of documents and payment required for exercise of the Warrants shall be deemed to be held long by such Lender but (ii) Conversion Shares and Warrant Shares that have not yet been issued on conversion of the Debentures or exercise of the Warrants and which are not subject to receipt of a notice of conversion or receipt of documents and payment required for exercise of the Warrants shall not be deemed to be held long by such Lender.


         5. TRANSFER AGENT INSTRUCTIONS.

         a. The Company warrants that, with respect to the Securities, other than the stop transfer instructions to give effect to Section 4(a) hereof and except to the extent necessary or appropriate to exercise the Company's lawful remedies under the Transaction Agreements, it will give its transfer agent no instructions inconsistent with instructions to issue Common Stock from time to time upon conversion of the Debentures in such amounts as specified from time to time by the Company to the transfer agent, bearing the restrictive legend specified in Section 4(b) of this Agreement prior to the registration of the shares of Common Stock under the 1933 Act, registered in the name of the Lender or its nominee and in such denominations to be specified by the Lender in connection with each conversion of the Debentures. The Company warrants that no instruction other than such instructions referred to in this Section 5 and stop transfer instructions to give effect to Section 4(a) hereof prior to registration and sale of the Shares under the 1933 Act will be given by the Company to the transfer agent and that the Shares shall otherwise (except under federal and state securities laws) be freely transferable on the books and records of the Company as and to the extent provided in this Agreement, the Registration Rights Agreement, and applicable law. Nothing in this Section shall affect in any way the Lender's obligations and agreement to comply with all applicable securities laws upon resale of the Securities. If the Lender provides the Company with an opinion of counsel reasonably satisfactory to the Company that registration of a resale by the Lender of any of the Securities in accordance with clause (1)(B) of Section 4(a) of this Agreement is not required under the 1933 Act, the Company shall (except as provided in clause (2) of Section 4(a) of this Agreement) permit the transfer of the Securities and, in the case of the Conversion Shares, promptly instruct the Company's transfer agent to issue one or more certificates for Common Stock in such name and in such denominations as specified by the Lender.

         b. Subject to the provisions of this Agreement, the Company will permit the Lender to exercise its right to convert the Debentures in the manner contemplated by the Debentures

         c. The Company will authorize its transfer agent to give information relating to the Company directly to the Lender or the Lender's representatives upon the request of the Lender or any such representative, to the extent such information relates to the status of shares of Common Stock issued or claimed to be issued to the Lender in connection with a Notice of Conversion or exercise of a Warrant.

         d. The Company will permit the Lender to exercise its right to convert the Debentures by telecopying or delivering an executed and completed Notice of Conversion to the Company and delivering, if the conversion would convert the entire remaining principal of the Debenture, within five (5) business days thereafter, the original Debenture being converted to the Company by express courier, with a copy to the transfer agent.

         The Company will transmit the certificates representing the converted shares issuable upon conversion of any Debentures (together, unless otherwise instructed by the Lender, with Debentures not being so converted) to the Lender at the address specified in the Notice of Conversion (which may be the Lender's address for notices as contemplated by Section 10 hereof or a different address) via express courier, by electronic transfer or otherwise, within three (3) business days (the "Delivery Date") after (A) the business day on which the Company has received the Notice of Conversion (by facsimile or other delivery) and the original Debentures being converted (and if the same are not delivered to the Company on the same date, the date of delivery of the last of such items) or (B) the date an interest payment on the Debenture, which the Company has elected to pay by the issuance of Common Stock, as contemplated by the Debentures, was due.

         e. The Company understands that a delay in the issuance of the shares of Common Stock beyond the Delivery Date could result in economic loss to the Lender. As compensation to the Lender for such loss, the Company agrees to pay late payments to the Lender for late issuance of Common Stock upon Conversion in accordance with the following schedule (where "No. Business Days Late" is defined as the number of business days beyond two (2) business days from the Delivery Date):

                                    Late Payment For Each $10,000
                                    of Debenture Principal or Interest
  No. Business Days Late             Amount Being Converted

           1                                 $100
           2                                 $200
           3                                 $300
           4                                 $400
           5                                 $500
           6                                 $600
           7                                 $700
           8                                 $800
           9                                 $900
           10                                $1,000
           >10                               $1,000 +$200 for each  Business Day
                                             Late beyond 10 days

         The Company shall pay any payments incurred under this Section in immediately available funds upon demand. Nothing herein shall limit the Lender's right to pursue actual damages for the Company's failure to issue and deliver the Common Stock to the Lender. Furthermore, in addition to any other remedies which may be available to the Lender, in the event that the Company fails for any reason to effect delivery of such shares of Common Stock within two (2) business days after the Delivery Date, the Lender will be entitled to revoke the relevant Notice of Conversion by delivering a notice to such effect to the Company whereupon the Company and the Lender shall each be restored to their respective positions immediately prior to delivery of such Notice of Conversion.

         f. If, by the relevant Delivery Date, the Company fails for any reason to deliver the Common Stock to be issued upon conversion of a Debenture and after such Delivery Date, the holder of the Debentures being converted (a "Converting Holder") purchases, in an open market transaction or otherwise, shares of Common Stock (the "Covering Shares") in order to make delivery in satisfaction of a sale of Common Stock by the Converting Holder (the "Sold Shares"), which delivery such Converting Holder anticipated to make using the Common Stock to be issued upon such conversion (a "Buy-In"), the Company shall pay to the Converting Holder, in addition to all other amounts contemplated in other provisions of the Transaction Agreements, and not in lieu thereof, the Buy-In Adjustment Amount (as defined below). The "Buy-In Adjustment Amount" is the amount equal to the excess, if any, of (x) the Converting Holder's total purchase price (including brokerage commissions, if any) for the Covering Shares over (y) the net proceeds (after brokerage commissions, if any) received by the Converting Holder from the sale of the Sold Shares. The Company shall pay the Buy-In Adjustment Amount to the Converting Holder in immediately available funds immediately upon demand by the Converting Holder. By way of illustration and not in limitation of the foregoing, if the Converting Holder purchases shares of Common Stock having a total purchase price (including brokerage commissions) of $11,000 to cover a Buy-In with respect to shares of Common Stock it sold for net proceeds of $10,000, the Buy-In Adjustment Amount which Company will be required to pay to the Converting Holder will be $1,000.

         g. In lieu of delivering physical certificates representing the Common Stock issuable upon conversion, provided the Company's transfer agent is participating in the Depository Trust Company ("DTC") Fast Automated Securities Transfer program, upon request of the Lender and its compliance with the provisions contained in this paragraph, so long as the certificates therefore do not bear a legend and the Lender thereof is not obligated to return such certificate for the placement of a legend thereon, the Company shall use its best efforts to cause its transfer agent to electronically transmit the Common Stock issuable upon conversion to the Lender by crediting the account of Lender's Prime Broker with DTC through its Deposit Withdrawal Agent Commission system.

         h. The holder of any Debentures shall be entitled to exercise its conversion privilege with respect to the Debentures notwithstanding the commencement of any case under 11 U.S.C. ss.101 et seq. (the "Bankruptcy Code"). In the event the Company is a debtor under the Bankruptcy Code, the Company hereby waives, to the fullest extent permitted, any rights to relief it may have under 11 U.S.C. ss.362 in respect of such holder's conversion privilege. The Company hereby waives, to the fullest extent permitted, any rights to relief it may have under 11 U.S.C. ss.362 in respect of the conversion of the Debentures. The Company agrees, without cost or expense to such holder, to take or to consent to any and all action necessary to effectuate relief under 11 U.S.C. ss.362.

         6. CLOSING DATE.

         a. The Closing Date shall occur on the date which is the first business day after each of the conditions contemplated by Sections 7 and 8 hereof shall have either been satisfied or been waived by the party in whose favor such conditions run.

         b. The closing of the purchase and issuance of the Debentures shall occur on the Closing Date at the offices of the Company at 2:00 P.M., New York time, on such day or such other time as is mutually agreed upon by the Company and the Lender.

         7. CONDITIONS TO THE COMPANY'S OBLIGATION TO SELL.

         The Lender understands that the Company's obligation to sell the Debentures to the Lender pursuant to this Agreement on the Closing Date is conditioned upon:

         a. The execution and delivery of the Transaction Agreements by the Lender;

         b. Delivery by the Lender to the Escrow Agent of good funds as payment in full of an amount equal to the Purchase Price for the Securities in accordance with this Agreement;

         c. Delivery by Frederick Tannous and William Glaser of the Pledge Agreement and the documents contemplated by the Pledge Agreement;

         d. The accuracy on each Closing Date of the representations and warranties of the Lender contained in this Agreement, each as if made on such date, and the performance by the Lender on or before such date of all covenants and agreements of the Lender required to be performed on or before such date;

         d. There shall not be in effect any law, rule or regulation prohibiting or restricting the transactions contemplated hereby, or requiring any consent or approval, which shall not have been obtained, and

         e. The consummation of the acquisition of QB1.

         8. CONDITIONS TO THE LENDER'S OBLIGATION TO PURCHASE.

         The Company understands that the Lender's obligation to purchase the Debentures on the Closing Date is conditioned upon:

         a. The execution and delivery of this Agreement and the other Transaction Agreements by the Company, XCEL and Bio-Select, as the case may be;

         b. The accuracy in all material respects on each Closing Date of the representations and warranties of the Company contained in this Agreement, each as if made on such date, and the performance by the Company, XCEL and Bio-Select on or before such date of all covenants and agreements of the Company required to be performed on or before such date;

         c. On each Closing Date, the Registration Rights Agreement and the Security Agreement shall be in full force and effect and the Company, XCEL and Bio-Select shall not be in default thereunder;

         d. On or before the Closing Date, the Company shall have consummated the acquisition of QB1 in accordance with the terms of its agreement with QBI;
e. There shall not be in effect any law, rule or regulation prohibiting or restricting the transactions contemplated hereby, or requiring any consent or approval, which shall not have been obtained;

         f. From and after the date hereof to and including each Closing Date, each of the preceding conditions will have remained in effect and the trading of the Common Stock shall not have been suspended by the SEC or on the Principal Trading Market.

         9. INDEMNIFICATION.

         a. (i) The Company agrees to indemnify and hold harmless Lender and its officers, directors, employees, and agents, and each Lender Control Person from and against any losses, claims, damages, liabilities or expenses incurred (collectively, "Damages"), joint or several, and any action in respect thereof to which Lender, its partners, Affiliates, officers, directors, employees, or duly authorized agents, or any such Lender Control Person becomes subject to, resulting from, arising out of or relating to any misrepresentation, breach of warranty or nonfulfillment of or failure to perform any covenant or agreement on the part of Company contained in this Agreement, except to the extent such Damages result from Lender's failure to perform any covenant or agreement contained in this Agreement or Lender's or its officers, directors, employees, agents or Lender Control Persons negligence, recklessness or bad faith in performing its obligations under this Agreement.

         (ii) Each Lender, severally and not jointly, agrees to indemnify and hold harmless the Company and its officers, directors, employees, and agents, and each Company Control Person from and against any losses, claims, damages, liabilities or expenses incurred (collectively, "Damages"), joint or several, and any action in respect thereof to which the Company, its partners, Affiliates, officers, directors, employees, or duly authorized agents, or any such Company Control Person becomes subject to, resulting from, arising out of or relating to any misrepresentation, breach of warranty or nonfulfillment of or failure to perform any covenant or agreement on the part of such Lender contained in this Agreement, except to the extent such Damages result primarily from the Company's failure to perform any covenant or agreement contained in this Agreement or the Company's or its officers, directors, employees, agents or Company Control Persons negligence, recklessness or bad faith in performing its obligations under this Agreement.

         b. All claims for indemnification by any Indemnified Party (as defined below) under this Section 9 shall be asserted and resolved as follows:

         (i) In the event any claim or demand in respect of which any Person claiming indemnification under any provision of this Section 9 (an "Indemnified Party") might seek indemnity under Section 9(a) is asserted against or sought to be collected from such Indemnified Party by a Person other than a party hereto or an Affiliate thereof (a "Third Party Claim"), the Indemnified Party shall deliver a written notification, enclosing a copy of all papers served, if any, and specifying the nature of and basis for such Third Party Claim and for the Indemnified Party's claim for indemnification that is being asserted under any provision of this Section 9 against any Person (the "Indemnifying Party"), together with the amount or, if not then reasonably ascertainable, the estimated amount, determined in good faith, of such Third Party Claim (a "Claim Notice") with reasonable promptness to the Indemnifying Party. If the Indemnified Party fails to provide the Claim Notice with reasonable promptness after the Indemnified Party receives notice of such Third Party Claim, the Indemnifying Party shall not be obligated to indemnify the Indemnified Party with respect to such Third Party Claim to the extent that the Indemnifying Party's ability to defend has been prejudiced by such failure of the Indemnified Party. The Indemnifying Party shall notify the Indemnified Party as soon as practicable within the period ending thirty (30) calendar days following receipt by the Indemnifying Party of either a Claim Notice or an Indemnity Notice (as defined below) (the "Dispute Period") whether the Indemnifying Party disputes its liability or the amount of its liability to the Indemnified Party under this
Section 9 and whether the Indemnifying Party desires, at its sole cost and expense, to defend the Indemnified Party against such Third Party Claim. The following provisions shall also apply:

         (x) If the Indemnifying Party notifies the Indemnified Party within the Dispute Period that the Indemnifying Party desires to defend the Indemnified Party with respect to the Third Party Claim pursuant to this Section 9(b), then the Indemnifying Party shall have the right to defend, with counsel reasonably satisfactory to the Indemnified Party, at the sole cost and expense of the Indemnifying Party, such Third Party Claim by all appropriate proceedings, which proceedings shall be vigorously and diligently prosecuted by the Indemnifying Party to a final conclusion or will be settled at the discretion of the Indemnifying Party (but only with the consent of the Indemnified Party in the case of any settlement that provides for any relief other than the payment of monetary damages or that provides for the payment of monetary damages as to which the Indemnified Party shall not be indemnified in full pursuant to Section 9(a)). The Indemnifying Party shall have full control of such defense and proceedings, including any compromise or settlement thereof; provided, however, that the Indemnified Party may, at the sole cost and expense of the Indemnified Party, at any time prior to the Indemnifying Party's delivery of the notice referred to in the first sentence of this subparagraph (x), file any motion, answer or other pleadings or take any other action that the Indemnified Party reasonably believes to be necessary or appropriate protect its interests; and provided further, that if requested by the Indemnifying Party, the Indemnified Party will, at the sole cost and expense of the Indemnifying Party, provide reasonable cooperation to the Indemnifying Party in contesting any Third Party Claim that the Indemnifying Party elects to contest. The Indemnified Party may participate in, but not control, any defense or settlement of any Third Party Claim controlled by the Indemnifying Party pursuant to this subparagraph (x), and except as provided in the preceding sentence, the Indemnified Party shall bear its own costs and expenses with respect to such participation. Notwithstanding the foregoing, the Indemnified Party may take over the control of the defense or settlement of a Third Party Claim at any time if it irrevocably waives its right to indemnity under Section 9(a) with respect to such Third Party Claim.

         (y) If the Indemnifying Party fails to notify the Indemnified Party within the Dispute Period that the Indemnifying Party desires to defend the Third Party Claim pursuant to Section 9(b), or if the Indemnifying Party gives such notice but fails to prosecute vigorously and diligently or settle the Third Party Claim, or if the Indemnifying Party fails to give any notice whatsoever within the Dispute Period, then the Indemnified Party shall have the right to defend, at the sole cost and expense of the Indemnifying Party, the Third Party Claim by all appropriate proceedings, which proceedings shall be prosecuted by the Indemnified Party in a reasonable manner and in good faith or will be settled at the discretion of the Indemnified Party (with the consent of the Indemnifying Party, which consent will not be unreasonably withheld). The Indemnified Party will have full control of such defense and proceedings, including any compromise or settlement thereof; provided, however, that if requested by the Indemnified Party, the Indemnifying Party will, at the sole cost and expense of the Indemnifying Party, provide reasonable cooperation to the Indemnified Party and its counsel in contesting any Third Party Claim which the Indemnified Party is contesting. Notwithstanding the foregoing provisions of this subparagraph (y), if the Indemnifying Party has notified the Indemnified Party within the Dispute Period that the Indemnifying Party disputes its liability or the amount of its liability hereunder to the Indemnified Party with respect to such Third Party Claim and if such dispute is resolved in favor of the Indemnifying Party in the manner provided in subparagraph(z) below, the Indemnifying Party will not be required to bear the costs and expenses of the Indemnified Party's defense pursuant to this subparagraph (y) or of the Indemnifying Party's participation therein at the Indemnified Party's request, and the Indemnified Party shall reimburse the Indemnifying Party in full for all reasonable costs and expenses incurred by the Indemnifying Party in connection with such litigation. The Indemnifying Party may participate in, but not control, any defense or settlement controlled by the Indemnified Party pursuant to this subparagraph (y), and the Indemnifying Party shall bear its own costs and expenses with respect to such participation.

         (z) If the Indemnifying Party notifies the Indemnified Party that it does not dispute its liability or the amount of its liability to the Indemnified Party with respect to the Third Party Claim under Section 9(a) or fails to notify the Indemnified Party within the Dispute Period whether the Indemnifying Party disputes its liability or the amount of its liability to the Indemnified Party with respect to such Third Party Claim, the amount of Damages specified in the Claim Notice shall be conclusively deemed a liability of the Indemnifying Party under Section 9(a) and the Indemnifying Party shall pay the amount of such Damages to the Indemnified Party on demand. If the Indemnifying Party has timely disputed its liability or the amount of its liability with respect to such claim, the Indemnifying Party and the Indemnified Party shall proceed in good faith to negotiate a resolution of such dispute; provided, however, that it the dispute is not resolved within thirty (30) days after the Claim Notice, the Indemnifying Party shall be entitled to institute such legal action as it deems appropriate.

         c. The indemnity  agreements  contained  herein shall be in addition to
(i) any cause of action or similar rights of the indemnified party against the indemnifying party or others, and (ii) any liabilities the indemnifying party may be subject to. The indemnification required by this Section 9 shall be made by periodic payments of the amount thereof during the course of the investigation or defense, as such expense, loss, damage or liability is incurred and is due and payable

         10. GOVERNING LAW: MISCELLANEOUS.

         a. This Agreement shall be governed by and interpreted in accordance with the laws of the State of Colorado for contracts to be wholly performed in such state and without giving effect to the principles thereof regarding the conflict of laws. Each of the parties consents to the exclusive jurisdiction of the federal courts whose districts encompass any part of the City of New York, New York or the state courts of the State of New York sitting in the City of New York in connection with any dispute arising under this Agreement and hereby waives, to the maximum extent permitted by law, any objection, including any objection based on forum non conveniens, to the bringing of any such proceeding in such jurisdictions. To the extent determined by such court, the Company shall reimburse the Lenders for any reasonable legal fees and disbursements incurred by the Lenders in enforcement of or protection of any of its rights under this Agreement

         b. At the Closing Date, the Company shall reimburse the Lenders for their legal fees and expenses incurred in connection with the preparation and negotiation of the Transaction Agreements by paying to up to an aggregate of $10,000 for the preparation and negotiation of the Transaction Agreements. Other than the amounts contemplated in the immediately preceding sentence, each party shall pay the fees and expenses of its advisers, counsel, accountants, and other experts, if any, and all other expenses incurred by such party incident to the negotiation, preparation, execution, delivery and performance of this Agreement.

         c. Failure of any party to exercise any right or remedy under this Agreement or otherwise, or delay by a party in exercising such right or remedy, shall not operate as a waiver thereof.

         d. This Agreement shall inure to the benefit of and be binding upon the successors and assigns of each of the parties hereto.

         e. All pronouns and any variations thereof refer to the masculine, feminine or neuter, singular or plural, as the context may require.

         f. A facsimile transmission of this signed Agreement shall be legal and binding on all parties hereto.

         g. This Agreement may be signed in one or more counterparts, each of which shall be deemed an original.

         h. The headings of this Agreement are for convenience of reference and shall not form part of, or affect the interpretation of, this Agreement.

         i. If any provision of this Agreement shall be invalid or unenforceable in any jurisdiction, such invalidity or unenforceability shall not affect the validity or enforceability of the remainder of this Agreement or the validity or enforceability of this Agreement in any other jurisdiction.

         j. This Agreement may be amended only by an instrument in writing signed by the party to be charged with enforcement thereof.

         k. This Agreement supersedes all prior agreements and understandings among the parties hereto with respect to the subject matter hereof.

         11. NOTICES. Any notice required or permitted hereunder shall be given in writing (unless otherwise specified herein) and shall be deemed effectively given on the earliest of

         (a) the date delivered, if delivered by personal delivery as against written receipt therefor or by confirmed facsimile transmission,

         (b) the third business day after deposit, postage prepaid, in the United States Postal Service by registered or certified mail, or

         (c) the date delivered after mailing by domestic or international express courier, with delivery costs and fees prepaid,

         in each case, addressed to each of the other parties thereunto entitled at the following addresses (or at such other addresses as such party may designate to each of the other parties hereto):

COMPANY:          Health Sciences Group, Inc.

                           at its address at the head of this Agreement
                           Attn:   Frederick Tannous, President
                           Telephone No.: (310) 242-6700
                           Telecopier No.:


                           with a copy to:

                           Pollet, Richardson & Patel, a law corporation 10900 Wilshire Blvd., Suite 500
                           Los Angeles, CA 90024
                           Attention:  Kevin Friedmann, Esq.

                                    Pollet & Richardson, a Law corporation

Lender: At the address set forth on the signature page of this Agreement.

                           with a copy to:

                           McLaughlin & Stern LLP
                           260 Madison Avenue
                           New York, NY 10016
                           Attn: Steven Schuster, Esq.
                           Telephone No: (212) 448-1100
                           Telecopier No:  (212)448-0066

         12. SURVIVAL OF REPRESENTATIONS AND WARRANTIES. Anything in this Agreement or the other Transaction Agreements to the contrary notwithstanding, the Company's and the Lender's representations and warranties herein shall survive the execution and delivery of this Agreement for a period of one year from the date hereof, except the Lenders' representations and warranties in
Section 2(m), which shall survive until the applicable statute of limitations, and shall inure to the benefit of the Lender and the Company and their respective successors and assigns.

                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK.]


         IN WITNESS WHEREOF, this Agreement has been duly executed by the Lenders as of February __, 2003.


___________________________________________


Signature:  ____________________            Purchase Price: $

Printed Name:     __________________        Office:________________________

                                                  _________________________

                                            Telephone No._____________________

                                           Telecopier No.______________________


___________________________________________

Signature:  ____________________            Purchase Price: $

Printed Name:     __________________        Office:________________________

                                                   ________________________

                                            Telephone No:__________________

                                            Telecopier No: __________________



HEALTH SCIENCES GROUP, INC.



By: _____________________________

_____________________________Date: February __, 2003



ANNEX I           FORM OF DEBENTURE

ANNEX II          FORM OF REGISTRATION RIGHTS AGREEMENT

ANNEX III         FORM OF WARRANT

ANNEX IV          FORM OF SECURITY AGREEMENT

ANNEX V           FORM OF ESCROW AGREEMENT

ANNEX VI          FORM OF PLEDGE AGREEMENT

SCHEDULE 3(g)

SCHEDULE 3(r)




                                  SCHEDULE 3(g)


         1. On September 25, 2001 the Company filed a Form 8-K reporting the change of the Company's name that was approved by the shareholders on September 4, 2001.

         2. On December 31, 2001 the Company filed a Form 8-K reporting the acquisition of XCEL Healthcare, Inc. that was completed on December 14, 2001.

         3. On March 5, 2001 the Company filed a Form 8-K/A disclosing the financial information related to the Company's acquisition of XCEL Healthcare, Inc.

         4. On April 16, 2002 the Company filed its Form 10-KSB. This filing was required to be made on April 15, 2002.

         5. On May 13, 2002 the Company filed a Form 8-K reporting the rescission of a Stock Purchase Agreement entered into with International Pharmaceutical Group LLC which occurred on April 26, 2002.

         6. On August 20, 2002 the Company filed a Form 10-QSB. This filing was required to be made on August 19, 2002.

                                  SCHEDULE 3(r)
                                   Prior Liens


         1. A lien granted by Health Sciences Group, Inc. in favor of Whitmire Distribution Corporation in all its fixtures, goods, machinery, equipment, vehicles, inventory, leasehold improvements, accounts, accounts receivable, deposit accounts, including without limitation those maintained with a bank or other financial institution, and all money, letter of credit rights and letter of credit proceeds and assignments thereof, chattel paper, including electronic chattel paper, documents, notes receivable, instruments, investment property, contract rights, general intangibles, including, without limitation, all intellectual property, trade names, trade marks, trade secrets, service marks, patents, patent applications, copyrights, literary rights, royalties, data bases, software and software systems, licenses, franchises, customer lists, goodwill and tax refunds, books and records, prescription files, patient lists, computer programs and records and all other personal property, tangible or intangible (including, without limitation, all signs, appliances, cash registers, computers, computer software, shelving, check-out counters, compressors, freezers, coolers, display cases, customer records, sundries, tobacco products, prescription and over-the-counter pharmaceutical products, health and beauty aids, home healthcare products and general merchandise and supplies); all accessions and additions to, substitutions for and replacements of any of the foregoing; all proceeds or products of any of the foregoing; and all rights to payments under any insurance or warranty, guaranty, or indemnity payable with respect to any of the foregoing. Said lien is evidenced by a UCC Financing Statement filed with the Secretary of State of Colorado on April 11, 2002 as number 2002F037925.

         A lien granted by XCEL Healthcare, Inc. in favor of Barnes Wholesale (description unreadable). Said lien is evidenced by a UCC Financing Statement filed with the Secretary of State of California on November 26, 2001 as number 0133260568.

         Alien granted by XCEL Healthcare, Inc. in favor of Cardinal Distribution (description unreadable). Said lien is evidenced by a UCC Financing Statement filed with the Secretary of State of California on May 2, 2002 as number 0212360059.

                                                                  EXHIBIT 10.7.2


                                    DEBENTURE

THESE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES LAWS OF ANY STATE AND MAY NOT BE SOLD OR OFFERED FOR SALE IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT FOR THE SECURITIES OR AN OPINION OF COUNSEL OR OTHER EVIDENCE ACCEPTABLE TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED. US $150,000.00

                           HEALTHSCIENCES GROUP, INC.

                   CONVERTIBLE DEBENTURE DUE FEBRUAY 24, 2004

        THIS DEBENTURE is one of a duly authorized issue of up to $300,000 in Debentures of HEALTHSCIENCES GROUP, INC., a corporation organized and existing under the laws of the State of Colorado (the "Company") designated as its Convertible Debentures Series. Such Debentures may be issued in series, each of which may have a different maturity date, but which otherwise have substantially similar terms.

         FOR VALUE RECEIVED, the Company promises to pay to BRIVIS INVESTMENTS, LTD., the registered holder hereof (the "Holder"), the principal sum of $150,000.00 on February 24, 2004 (one year from the date hereof) (the "Maturity Date") and to pay interest at the Maturity Date on the principal sum outstanding from time to time in arrears at the rate of 12% per annum, accruing from February 24, 2003, the date of execution of that certain securities purchase agreement (the "Securities Purchase Agreement") between the Holder and the Company dated as of February 24, 2003 (the "Commencement Date"). The accrual of interest shall commence on the Commencement Date and shall continue to accrue on a daily basis until payment in full of the principal sum has been made or duly provided for. Additional provisions regarding the payment of interest are provided in Section 4(C) below (the terms of which shall govern as if this sentence were not included in this Debenture). The Debenture may not be prepaid without the prior written consent of the Holder.

         This Debenture is being issued pursuant to the terms of the Securities Purchase Agreement to which the Company and the Holder (or the Holder's predecessor in interest) are parties. This Debenture is one of a series of Debentures in the aggregate principal amount of $300,000. Capitalized terms not otherwise defined herein shall have the meanings ascribed to them in the Securities Purchase Agreement.

         This Debenture is subject to the following additional provisions:

         1. The Debentures will initially be issued in denominations determined by the Company, but are exchangeable for an equal aggregate principal amount of Debentures of different denominations, as requested by the Holder surrendering the same. No service charge will be made for such registration or transfer or exchange.

         2. Unless the Holder is a non-United States person or entity, the Company shall be entitled to withhold from all payments of principal of, and interest on, this Debenture any amounts required to be withheld under the applicable provisions of the United States income tax laws or other applicable laws at the time of such payments, and Holder shall execute and deliver all required documentation in connection therewith. This Debenture is intended to be in registered form to qualify for the exemption from withholding any amounts with respect to interest payments payable to non-United States persons or entities in accordance with Regulation 1.871-14c of the Internal Revenue Code.

         3. This Debenture has been issued subject to investment representations of the original purchaser hereof and may be transferred or exchanged only in compliance with the Securities Act of 1933, as amended (the "Act"), and other applicable state and foreign securities laws and the terms of the Securities Purchase Agreement . In the event of any proposed transfer of this Debenture, the Company may require, prior to issuance of a new Debenture in the name of such other person, that it receive reasonable transfer documentation. The Company shall maintain a book entry system (the "Debenture Register") with respect to principal and interest. Prior to due presentment for transfer of this Debenture, the Company and any agent of the Company shall treat the person in whose name this Debenture is duly registered on the Company's Debenture Register as the owner hereof for the purpose of receiving payment as herein provided and for all other purposes, whether or not this Debenture be overdue, and neither the Company nor any such agent shall be affected by notice to the contrary. The Debenture can be transferred through both surrender and issuance of a new Debenture (or reissuance of this Debenture) or the book entry system.

         4. A. (i) At any time commencing on the Conversion Date, and prior to the time this Debenture is paid in full in accordance with its terms (including without limitation after the Maturity Date and after the occurrence of an Event of Default, as defined below), the Holder of this Debenture is entitled, at its option, subject to the following provisions of this Section 4, to convert all or a portion of this Debenture at any time into shares of Common Stock, $0.001 par value ("Common Stock"), of the Company at the Conversion Price (as defined below).

(ii) The term "Conversion Date" means the date on which notice is given of conversion with respect to any Debenture, provided however, that the Conversion Date shall not precede the earlier of (A) 150 days after the Commencement Date or (B) the date a registration statement (the "Registration Statement") is declared effective by the SEC with respect to the Registrable Securities.

                           (iii) The term "Conversion Price" means the lesser of
(A)30% below the average VWAP
per share of Common Stock for the seven days prior to the Conversion Date, but in no event lower than the Floor Price, or (B) $0.525 per share.


                           (iv) The term "VWAP" means the daily volume  weighted
average price of the Company's
Common Stock on the Principal Trading Market as reported by Bloomberg Financial L.P. (Based on a trading day from 9:30 a.m. Eastern Time to 4:00 p.m. Eastern
Time) using the VWAP function on the date in question.

                           (v) The term  "Floor  Price"  shall mean the lower of
(A) $0.525 per share and (B) such
other price as may be determined under the Securities Purchase Agreement.

                  B. Conversion shall be effectuated by delivering a Notice of Conversion to the Company as provided in this paragraph. The Notice of Conversion shall be executed by the Holder of this Debenture and shall evidence such Holder's intention to convert this Debenture or a specified portion hereof in the form annexed hereto as Exhibit A. If paid in Common Stock as contemplated hereby, interest accrued or accruing from the Closing Date to the relevant Conversion Date shall be paid in Common Stock at the Conversion Price applicable as of such Conversion Date. No fractional shares of Common Stock or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded to the nearest whole share. The date on which notice of conversion is given (the "Conversion Date") shall be deemed to be the date on which the Holder faxes or otherwise delivers the conversion notice ("Notice of Conversion") to the Company so that it is received by the Company on or before such specified date, provided that, if such conversion would convert the entire remaining principal of this Debenture, the Holder shall deliver to the Company the original Debentures being converted no later than five (5) business days thereafter (and if not so delivered within such time, the Conversion Date shall be the date on which the later of the Notice of Conversion and the original Debenture being converted is received by the Company). Facsimile delivery of the Notice of Conversion shall be accepted by the Company at facsimile number ____________; Attn: _______________________. Certificates
representing Common Stock upon conversion ("Conversion Certificates") will be delivered to the Holder at the address specified in the Notice of Conversion (which may be the Holder's address for notices as contemplated by the Securities Purchase Agreement or a different address), via express courier, by electronic transfer or otherwise, within three(3) business days (such business day, the "Delivery Date") after the date on which the Notice of Conversion is delivered to the Company as contemplated in this paragraph. In the event that the shares represented by the Conversion Certificates are subject to an effective Registration Statement on the Conversion Date, the Conversion Certificates shall be delivered without any legend restricting transfer and without any pending "stop transfer" restrictions. In the event that the Company fails to deliver the Conversion Certificates within two business days of the Delivery Date, the Holder shall be entitled to the issuance of additional shares of Common Stock as set forth in Section 5(e) of the Securities Purchase Agreement. In the event that the Company fails to deliver the Conversion Certificates on or before the Delivery Date, the Holder shall also be entitled to its remedies under Section 5(f) of the Securities Purchase Agreement.

                  C. (i) Subject to the other terms of this Section C, interest on the principal amount of this Debenture converted pursuant to a Notice of Conversion shall be due and payable, at the option of the Holder, in cash quarterly in arrears or Common Stock on the Conversion Date.

                           (ii) The  number  of  shares  of  Common  Stock to be
issued in payment of such interest
shall be determined by dividing the dollar amount of the interest to be so paid by the Conversion Price on the relevant Conversion Date. Such Common Stock shall be delivered to the Holder, or per Holder's instructions, on the Delivery Date for the related Conversion Certificates pursuant to Section 4(B) hereof.

                           (iii) If the Holder  elects to have the interest paid
in cash, the Company shall make
such payment quarterly commencing March 31, 2003

                  D. Notwithstanding any other provision hereof, or of any of the other Transaction Agreements (as those terms are defined in the Securities Purchase Agreement), in no event (except (i) as specifically provided in this Debenture as an exception to this provision, or (ii) while there is outstanding a tender offer for any or all of the shares of the Company's Common Stock), the Holder of this Debenture may not convert any Debenture to the extent that after such conversion, the number of shares of Common Stock owned by the Holder and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of the Debentures and any unexercised warrants issued to the Holder and its affiliates as of such date (the "Warrants")), would result in ownership by the Purchaser and its affiliates of 4.99% or more of the Company's issued and outstanding shares of Common Stock following such conversion and exercise. In the event that the Holder owns both Debentures and Warrants which would otherwise result in ownership of 4.99% or more of the Company's issued and outstanding shares of Common Stock but for the prior sentence, then the Warrants shall be deemed to not be exercisable to the extent necessary to allow conversion of the Debentures to the maximum extent possible and still permit the Holder's ownership to remain below 4.99%. This restriction shall be binding upon any transferee of the Debenture from any Holder. The preceding shall not interfere with the Holder's right to convert this Debenture over time which in the aggregate totals more than 4.99% of the then outstanding shares of Common Stock so long as such Holder and its affiliates do not beneficially own more than 4.99% of the then outstanding Common Stock at any given time.

                  E. In lieu of delivering physical certificates representing the Common Stock issuable upon conversion, provided the Company's transfer agent is participating in the Depository Trust Company ("DTC") Fast Automated Securities Transfer program, upon request of the Lender and its compliance with the provisions contained in this paragraph, so long as the certificates therefore do not bear a legend and the Lender thereof is not obligated to return such certificate for the placement of a legend thereon, the Company shall use its best efforts to cause its transfer agent to electronically transmit the Common Stock issuable upon conversion to the Lender by crediting the account of Lender's Prime Broker with DTC through its Deposit Withdrawal Agent Commission system.

         5. A. Until at such time as the Holder does not directly or indirectly own any Debentures, the Holder will have the absolute and unconditional right to redeem all, or a portion, of the then Unconverted Debenture (as defined below) in cash for the Put Price (as defined below) in accordance with the terms of this Section 5 (such put, a "Put ").

                  B. (i) The term "Put Price" means the amount, payable in cash, equal to (x) one hundred thirty percent (130.00%) of the aggregate principal of the Unconverted Debentures and all accrued interest thereon through and including the date of the Put Notice.

                           (ii)  The  term  "Unconverted  Debenture"  means  the
principal amount of this Debenture has
not been converted as of the relevant date.

                  C. The Holder shall give written notice of such Put to the Company (the "Put Notice"). Notwithstanding anything contained herein to the contrary, the Holder shall have the right to redeem the Debenture, in whole or in part, after either (A) the VWAP per share of a share of Common Stock is less than $0.68 per share on the trading date prior to the date that would have been the Conversion Date but for the Lender's exercise of its redemption right, or (B) if there is no effective registration statement in effect for the Registrable Securities on or before the 150th day from the Commencement Date, then the Lender shall have the following redemption right. The Company shall pay the Put Price within 45 days of the Put Notice (the "Put Payment Date"). The Put Price shall bear interest at the rate of 12% per annum; provided however, that in the event that the Put Price is not paid within 45 days, the Put Price shall bear interest at the rate of 18% per annum from the date of the Debenture. The parties acknowledge that the 30% premium in the Put Price to the aggregate principal of the Unconverted Debentures and all accrued and unpaid interest thereon are in consideration for the Holder waiving its right to receive Common Stock of the Company upon conversion of the Debenture.

         6. Notwithstanding anything contained herein to the contrary, the Holder covenants and agrees with the Company that, in the event of a conversion or redemption, the Holder (together with the other holders of Debentures in the aggregate principal amount of $300,000) will not convert or redeem an amount of more than the greater of (i) an aggregate of $50,000 principal amount of Debentures per week or (ii) an aggregate amount equal to 15% of the average daily dollar volume of shares of Common Stock traded on the Principal Market for the five days prior to conversion or redemption.

         7. Subject to the terms of the Securities Purchase Agreement, no provision of this Debenture shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of, and interest on, this Debenture at the time, place, and rate, and in the coin or currency, herein prescribed. This Debenture and all other Debentures now or hereafter issued of similar terms are direct obligations of the Company.

         8. No recourse shall be had for the payment of the principal of, or the interest on, this Debenture, or for any claim based hereon, or otherwise in respect hereof, against any incorporator, shareholder, officer or director, as such, past, present or future, of the Company or any successor corporation, whether by virtue of any constitution, statute or rule of law, or by the enforcement of any assessment or penalty or otherwise, all such liability being, by the acceptance hereof and as part of the consideration for the issue hereof, expressly waived and released.

         9. All payments contemplated hereby to be made "in cash" shall be made in immediately available good funds of United States of America currency by wire transfer to an account designated in writing by the Holder to the Company (which account may be changed by notice similarly given). All payments of cash and each delivery of shares of Common Stock issuable to the Holder as contemplated hereby shall be made to the Holder at the address last appearing on the Debenture Register of the Company as designated in writing by the Holder from time to time; except that the Holder can designate, by notice to the Company, a different delivery address for any one or more specific payments or deliveries.

         10. If, for as long as this Debenture remains outstanding, the Company enters into a merger (other than where the Company is the surviving entity) or consolidation with another corporation or other entity or a sale or transfer of all or substantially all of the assets of the Company to another person (collectively, a "Sale"), the Company will require, in the agreements reflecting such transaction, that the surviving entity expressly assume the obligations of the Company hereunder. Notwithstanding the foregoing, if the Company enters into a Sale and the holders of the Common Stock are entitled to receive stock, securities or property in respect of or in exchange for Common Stock, then as a condition of such Sale, the Company and any such successor, purchaser or transferee will agree that the Debenture may thereafter be converted on the terms and subject to the conditions set forth above into the kind and amount of stock, securities or property receivable upon such merger, consolidation, sale or transfer by a holder of the number of shares of Common Stock into which this Debenture might have been converted immediately before such merger, consolidation, sale or transfer, subject to adjustments which shall be as nearly equivalent as may be practicable.


         11. A. If, for any reason, prior to the Conversion Date or the Put Payment Date, the Company spins off or otherwise divests itself of a part of its business or operations or disposes all or of a part of its assets in a transaction (the "Spin Off") in which the Company does not receive compensation for such business, operations or assets, but causes securities of another entity (the "Spin Off Securities") to be issued to security holders of the Company, then the Company shall cause (i) to be reserved Spin Off Securities equal to the number thereof which would have been issued to the Holder had all of the Holder's Debentures outstanding on the record date (the "Record Date") for determining the amount and number of Spin Off Securities to be issued to security holders of the Company (the "Outstanding Debentures") been converted as of the close of business on the trading day immediately before the Record Date (the "Reserved Spin Off Shares"), and (ii) to be issued to the Holder on the conversion of all or any of the Outstanding Debentures, such amount of the Reserved Spin Off Shares equal to (x) the Reserved Spin Off Shares multiplied by
(y) a fraction, of which (I) the numerator is the principal amount of the Outstanding Debentures then being converted, and (II) the denominator is the principal amount of the Outstanding Debentures.

                  B. If, at any time while any portion of this Debenture remains outstanding, the Company effectuates a stock split or reverse stock split of its Common Stock or issues a dividend on its Common Stock consisting of shares of Common Stock, or engages in a transaction specified in Section 4(g) "Favored Nation Clause" of the Securities Purchase Agreement, the Conversion Price, the Floor Price and any other amounts calculated as contemplated hereby or by any of the other Transaction Agreements shall be equitably adjusted to reflect such action.

         12. The Holder of the Debenture, by acceptance hereof, agrees that this Debenture is being acquired for investment and that such Holder will not offer, sell or otherwise dispose of this Debenture or the shares of Common Stock issuable upon conversion thereof except under circumstances which will not result in a violation of the Act or any applicable state Blue Sky or foreign laws or similar laws relating to the sale of securities.

                  13. The Holder recognizes that the Company may be limited in the number of shares of Common Stock it may issue by (i) reason of its authorized shares, or (ii) the applicable rules and regulations of the principal securities market on which the Common Stock is listed or traded (collectively, the "Cap Regulations"). Without limiting the other provisions hereof, (i) the Company will take all steps reasonably necessary to be in a position to issue shares of Common Stock on conversion of the Debentures without violating the Cap Regulations and (ii) if, despite taking such steps, the Company still can not issue such shares of Common Stock without violating the Cap Regulations, the Holder of this Debenture (to the extent the same can not be converted in compliance with the Cap Regulations (an "Unconverted Debenture"), shall have the option, exercisable in the Holder's sole and absolute discretion, to elect any one of the following remedies:

                  (x) require the Company to issue shares of Common Stock in accordance with such Holder's Notice of Conversion relating to the Unconverted Debenture at the Conversion Price; or

                  (y) require the Company to redeem each Unconverted Debenture for an amount (the "Cap Redemption Amount"), payable in cash, equal to:

                                  V      x  M
                                ----
                                CP

         where:

                  "V" means the outstanding principal plus accrued interest through the Cap Redemption Date (as defined below) of an Unconverted Debenture;

                  "CP" means the Conversion Rate in effect on the date of redemption (the "Cap Redemption Date") specified in the notice from the Holder electing this remedy; and

                  "M" means the highest closing ask price during the period beginning on the Cap Redemption Date and ending on the date of payment of the Cap Redemption Amount.

         The holder of an Unconverted Debenture may elect one of the above remedies with respect to a portion of such Unconverted Debenture and the other remedy with respect to other portions of the Unconverted Debenture.



         14. This Debenture shall be governed by and construed in accordance with the laws of the State of Colorado as applied to agreements executed and performed in such state. The Holder and the Company each consents to the exclusive jurisdiction of the federal courts whose districts encompass any part of the City of New York or the state courts of the State of New York sitting in the City of New York in connection with any dispute arising under this Debenture and hereby waives, to the maximum extent permitted by law, any objection, including any objection based on forum non coveniens, to the bringing of any such proceeding in such jurisdictions. The Company shall reimburse the Holder for any reasonable legal fees and disbursements incurred by the Holder in enforcement of or protection of any of its rights under this Debenture.


         15. The following shall constitute an "Event of Default":

                  a. The Company shall default in the payment of principal or interest on this Debenture; or

                  b. Any of the representations or warranties made by the Company in Section 3 of the Securities Purchase Agreement shall be false or misleading in any material respect at the time made; or

                  c. The Company shall fail to perform or observe, in any material respect, any other covenant, term, provision, condition, agreement or obligation of any Debenture in this series and such failure shall continue uncured for a period of thirty (30) days after written notice from the Holder of such failure; or

                  d. The Company shall fail to perform or observe, in any material respect, any covenant, term, provision, condition, agreement or obligation of the Company under any of the Transaction Agreements and such failure shall continue uncured for a period of thirty
                           (30) days after written notice from the Holder of such failure; or

                  e. The Company shall (1) admit in writing its inability to pay its debts generally as they mature; (2) make an assignment for the benefit of creditors or commence proceedings for its dissolution; or (3) apply for or consent to the appointment of a trustee, liquidator or receiver for its or for a substantial part of its property or business; or

                  f. A trustee, liquidator or receiver shall be appointed for the Company or for a substantial part of its property or business without its consent and shall not be discharged within sixty (60) days after such appointment; or

                  g. Any governmental agency or any court of competent jurisdiction at the instance of any governmental agency shall assume custody or control of the whole or any substantial portion of the properties or assets of the Company and shall not be dismissed within sixty (60) days thereafter; or

                  h. Bankruptcy, reorganization, insolvency or liquidation proceedings or other proceedings for relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against the Company and, if instituted against the Company, shall not be dismissed within sixty (60) days after such institution or the Company shall by any action or answer approve of, consent to, or acquiesce in any such proceedings or admit the material allegations of, or default in answering a petition filed in any such proceeding.

                  i. The Company fails to issue shares of Common Stock to the Holder or to cause its Transfer Agent to issue shares of Common Stock upon exercise by the Holder of the conversion rights of the Holder in accordance with the terms of this Debenture, fails to transfer or to cause its Transfer Agent to transfer any certificate for shares of Common

                           Stock issued to the Holder upon conversion of this Debenture and when required by this Debenture or the Registration Rights Agreement, and such transfer is otherwise lawful, or fails to remove any restrictive legend or to cause its Transfer Agent to transfer on any certificate or any shares of Common Stock issued to the Holder upon conversion of this Debenture as and when required by this Debenture, the Securities Purchase Agreement or the Registration Rights
                           Agreement and such legend removal is otherwise lawful, and any such failure shall continue uncured for five (5) business days after written notice of such failure.

                  j. Any money judgment, writ or warrant of attachment, or similar process in excess of Two Hundred Thousand ($200,000) Dollars in the aggregate shall be entered or filed against the Company or any of its properties or other assets and shall remain unpaid, unvacated, unbonded or unstayed for a period of sixty (60) days or in any event later than five (5) days prior to the date of any proposed sale thereunder (unless such judgment, writ or warrant of attachment is reasonably believed by the Company to be 90% covered by insurance); or

                  k. The Company shall have its Common Stock suspended or delisted from an exchange or over-the-counter market from trading or has received notice of final action concerning delisting and the Common Stock is not relisted within five days thereafter.



If an Event of Default shall have occurred, then, or at any time thereafter, and in each and every such case, unless such Event of Default shall have been waived in writing by the Holder (which waiver shall not be deemed to be a waiver of any subsequent default) at the option of the Holder and in the Holder's sole discretion, the Holder may consider this Debenture immediately due and payable (and the Maturity Date shall be accelerated accordingly), without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived, anything herein or in any note or other instruments contained to the contrary notwithstanding, and the Holder may immediately enforce any and all of the Holder's rights and remedies provided herein or any other rights or remedies afforded by law. In the event of a Default, the interest rate on any overdue principal amount shall be eighteen percent (18%) per annum commencing on the Commencement Date.


                  16. Nothing contained in this Debenture shall be construed as conferring upon the Holder the right to vote or to receive dividends or to consent or receive notice as a shareholder in respect of any meeting of shareholders or any rights whatsoever as a shareholder of the Company, unless and to the extent converted in accordance with the terms hereof.

                  17. In the event for any reason, any payment by or act of the Company or the Holder shall result in payment of interest which would exceed the limit authorized by or be in violation of the law of the jurisdiction applicable to this Debenture, then ipso facto the obligation of the Company to pay interest or perform such act or requirement shall be reduced to the limit authorized under such law, so that in no event shall the Company be obligated to pay any such interest, perform any such act or be bound by any requirement which would result in the payment of interest in excess of the limit so authorized. In the event any payment by or act of the Company shall result in the extraction of a rate of interest in excess of a sum which is lawfully collectible as interest, then such amount (to the extent of such excess not returned to the Company) shall, without further agreement or notice between or by the Company or the Holder, be deemed applied to the payment of principal, if any, hereunder immediately upon receipt of such excess funds by the Holder, with the same force and effect as though the Company had specifically designated such sums to be so applied to principal and the Holder had agreed to accept such sums as an interest-free prepayment of this Debenture. If any part of such excess remains after the principal has been paid in full, whether by the provisions of the preceding sentences of this Section 17 or otherwise, such excess shall be deemed to be an interest- free loan from the Company to the Holder, which loan shall be payable immediately upon demand by the Company. The provisions of this Section 17 shall control every other provision of this Debenture.



         IN WITNESS WHEREOF, the Company has caused this instrument to be duly executed by an officer thereunto duly authorized.

Dated: ________________
                                                     HEALTHSCIENCES GROUP, INC.

                                                     By:________________________
                                                     Name: ______________
                                                       Title:_

                                    EXHIBIT A

                              NOTICE OF CONVERSION
                                       OF
               CONVERTIBLE DEBENTURE SERIES DUE DECEMBER 31, 2003
   (To be Executed by the Registered Holder in Order to Convert the Debenture)



FROM:

 ("Holder")

DATE:
(the "Conversion Date")

RE: Conversion of $ principal amount (the "Converted Debenture") of the Convertible Debenture Due _______________, 2004 (the "Debenture") of HEALTHSCIENCES GROUP INC.(the "Company") into shares (the "Conversion Shares") of Common Stock (defined below)

CONVERSION DATE:

The captioned Holder hereby gives notice to the Company, pursuant to the Debenture of HEALTHSCIENCES GROUP INC. that the Holder elects to convert the Converted Debenture into fully paid and non-assessable shares of Common Stock, $0.01 par value (the "Common Stock"), of the Company as of the Conversion Date specified above. Said conversion shall be based on the following Conversion Price

Based on this Conversion Price, the number of Conversion Shares indicated above should be issued in the following name(s):

      Name and Record Address                   Conversion Shares








         As contemplated by the Debenture and the Securities Purchase Agreement, this Notice of Conversion is being sent by facsimile to the telecopier number and officer indicated above.

         If this Notice of Conversion represents the full conversion of the outstanding balance of the Debenture, the Holder either (1) has previously surrendered the Debenture, duly endorsed, to the Company or (2) will surrender (or cause to be surrendered) the Debenture, duly endorsed, to the Company at the address indicated above by express courier within five (5) business days after delivery or facsimile transmission of this Notice of Conversion.

         The certificates representing the Conversion Shares should be transmitted by the Company to the Holder via express courier or by electronic transfer within the time contemplated by the Debenture and Securities Purchase Agreement after receipt of this Notice of Conversion (by facsimile transmission or otherwise) to:







                  As contemplated by the Debenture, the Company should also pay all accrued but unpaid interest on the Converted Debenture to the Holder. The Holder

-- If the Holder elects to have such interest paid in Common Stock, as contemplated by the Debenture, such shares should be issued in the name of the Holder and delivered in the same manner as, and together with, the Conversion Shares.

-- If the Holder elects to have the interest paid in cash, such payment should be made by wire transfer as follows:

(Print name of Holder)

                          By:

                             (Signature of Authorized Person)



                             (Printed Name and Title)

                                                                  EXHIBIT 10.7.3


                                    DEBENTURE

THESE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES LAWS OF ANY STATE AND MAY NOT BE SOLD OR OFFERED FOR SALE IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT FOR THE SECURITIES OR AN OPINION OF COUNSEL OR OTHER EVIDENCE ACCEPTABLE TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED. US $150,000.00

                           HEALTHSCIENCES GROUP, INC.

                   CONVERTIBLE DEBENTURE DUE FEBRUARY 24, 2004

        THIS DEBENTURE is one of a duly authorized issue of up to $300,000 in Debentures of HEALTHSCIENCES GROUP, INC., a corporation organized and existing under the laws of the State of Colorado (the "Company") designated as its Convertible Debentures Series. Such Debentures may be issued in series, each of which may have a different maturity date, but which otherwise have substantially similar terms.

         FOR VALUE RECEIVED, the Company promises to pay to STRANCO INVESTMENTS, LTD., the registered holder hereof (the "Holder"), the principal sum of $150,000.00 on February 24, 2004 (one year from the date hereof) (the "Maturity Date") and to pay interest at the Maturity Date on the principal sum outstanding from time to time in arrears at the rate of 12% per annum, accruing from February 24, 2003, the date of execution of that certain securities purchase agreement (the "Securities Purchase Agreement") between the Holder and the Company dated as of February 24, 2003 (the "Commencement Date"). The accrual of interest shall commence on the Commencement Date and shall continue to accrue on a daily basis until payment in full of the principal sum has been made or duly provided for. Additional provisions regarding the payment of interest are provided in Section 4(C) below (the terms of which shall govern as if this sentence were not included in this Debenture). The Debenture may not be prepaid without the prior written consent of the Holder.

         This Debenture is being issued pursuant to the terms of the Securities Purchase Agreement to which the Company and the Holder (or the Holder's predecessor in interest) are parties. This Debenture is one of a series of Debentures in the aggregate principal amount of $300,000. Capitalized terms not otherwise defined herein shall have the meanings ascribed to them in the Securities Purchase Agreement.

         This Debenture is subject to the following additional provisions:

         1. The Debentures will initially be issued in denominations determined by the Company, but are exchangeable for an equal aggregate principal amount of Debentures of different denominations, as requested by the Holder surrendering the same. No service charge will be made for such registration or transfer or exchange.

         2. Unless the Holder is a non-United States person or entity, the Company shall be entitled to withhold from all payments of principal of, and interest on, this Debenture any amounts required to be withheld under the applicable provisions of the United States income tax laws or other applicable laws at the time of such payments, and Holder shall execute and deliver all required documentation in connection therewith. This Debenture is intended to be in registered form to qualify for the exemption from withholding any amounts with respect to interest payments payable to non-United States persons or entities in accordance with Regulation 1.871-14c of the Internal Revenue Code.

         3. This Debenture has been issued subject to investment representations of the original purchaser hereof and may be transferred or exchanged only in compliance with the Securities Act of 1933, as amended (the "Act"), and other applicable state and foreign securities laws and the terms of the Securities Purchase Agreement . In the event of any proposed transfer of this Debenture, the Company may require, prior to issuance of a new Debenture in the name of such other person, that it receive reasonable transfer documentation. The Company shall maintain a book entry system (the "Debenture Register") with respect to principal and interest. Prior to due presentment for transfer of this Debenture, the Company and any agent of the Company shall treat the person in whose name this Debenture is duly registered on the Company's Debenture Register as the owner hereof for the purpose of receiving payment as herein provided and for all other purposes, whether or not this Debenture be overdue, and neither the Company nor any such agent shall be affected by notice to the contrary. The Debenture can be transferred through both surrender and issuance of a new Debenture (or reissuance of this Debenture) or the book entry system.

         4. A. (i) At any time commencing on the Conversion Date, and prior to the time this Debenture is paid in full in accordance with its terms (including without limitation after the Maturity Date and after the occurrence of an Event of Default, as defined below), the Holder of this Debenture is entitled, at its option, subject to the following provisions of this Section 4, to convert all or a portion of this Debenture at any time into shares of Common Stock, $0.001 par value ("Common Stock"), of the Company at the Conversion Price (as defined below).

(ii) The term "Conversion Date" means the date on which notice is given of conversion with respect to any Debenture, provided however, that the Conversion Date shall not precede the earlier of (A) 150 days after the Commencement Date or (B) the date a registration statement (the "Registration Statement") is declared effective by the SEC with respect to the Registrable Securities.

                           (iii) The term "Conversion Price" means the lesser of
(A)30% below the average VWAP
per share of Common Stock for the seven days prior to the Conversion Date, but in no event lower than the Floor Price, or (B) $0.525 per share.


                           (iv) The term "VWAP" means the daily volume  weighted
average price of the Company's
Common Stock on the Principal Trading Market as reported by Bloomberg Financial L.P. (Based on a trading day from 9:30 a.m. Eastern Time to 4:00 p.m. Eastern
Time) using the VWAP function on the date in question.

                           (v) The term  "Floor  Price"  shall mean the lower of
(A) $0.525 per share and (B) such
other price as may be determined under the Securities Purchase Agreement.

                  B. Conversion shall be effectuated by delivering a Notice of Conversion to the Company as provided in this paragraph. The Notice of Conversion shall be executed by the Holder of this Debenture and shall evidence such Holder's intention to convert this Debenture or a specified portion hereof in the form annexed hereto as Exhibit A. If paid in Common Stock as contemplated hereby, interest accrued or accruing from the Closing Date to the relevant Conversion Date shall be paid in Common Stock at the Conversion Price applicable as of such Conversion Date. No fractional shares of Common Stock or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded to the nearest whole share. The date on which notice of conversion is given (the "Conversion Date") shall be deemed to be the date on which the Holder faxes or otherwise delivers the conversion notice ("Notice of Conversion") to the Company so that it is received by the Company on or before such specified date, provided that, if such conversion would convert the entire remaining principal of this Debenture, the Holder shall deliver to the Company the original Debentures being converted no later than five (5) business days thereafter (and if not so delivered within such time, the Conversion Date shall be the date on which the later of the Notice of Conversion and the original Debenture being converted is received by the Company). Facsimile delivery of the Notice of Conversion shall be accepted by the Company at facsimile number ____________; Attn: _______________________. Certificates
representing Common Stock upon conversion ("Conversion Certificates") will be delivered to the Holder at the address specified in the Notice of Conversion (which may be the Holder's address for notices as contemplated by the Securities Purchase Agreement or a different address), via express courier, by electronic transfer or otherwise, within three(3) business days (such business day, the "Delivery Date") after the date on which the Notice of Conversion is delivered to the Company as contemplated in this paragraph. In the event that the shares represented by the Conversion Certificates are subject to an effective Registration Statement on the Conversion Date, the Conversion Certificates shall be delivered without any legend restricting transfer and without any pending "stop transfer" restrictions. In the event that the Company fails to deliver the Conversion Certificates within two business days of the Delivery Date, the Holder shall be entitled to the issuance of additional shares of Common Stock as set forth in Section 5(e) of the Securities Purchase Agreement. In the event that the Company fails to deliver the Conversion Certificates on or before the Delivery Date, the Holder shall also be entitled to its remedies under Section 5(f) of the Securities Purchase Agreement.

                  C. (i) Subject to the other terms of this Section C, interest on the principal amount of this Debenture converted pursuant to a Notice of Conversion shall be due and payable, at the option of the Holder, in cash quarterly in arrears or Common Stock on the Conversion Date.

                           (ii) The  number  of  shares  of  Common  Stock to be
issued in payment of such interest
shall be determined by dividing the dollar amount of the interest to be so paid by the Conversion Price on the relevant Conversion Date. Such Common Stock shall be delivered to the Holder, or per Holder's instructions, on the Delivery Date for the related Conversion Certificates pursuant to Section 4(B) hereof.

                           (iii) If the Holder  elects to have the interest paid
in cash, the Company shall make
such payment quarterly commencing March 31, 2003

                  D. Notwithstanding any other provision hereof, or of any of the other Transaction Agreements (as those terms are defined in the Securities Purchase Agreement), in no event (except (i) as specifically provided in this Debenture as an exception to this provision, or (ii) while there is outstanding a tender offer for any or all of the shares of the Company's Common Stock), the Holder of this Debenture may not convert any Debenture to the extent that after such conversion, the number of shares of Common Stock owned by the Holder and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of the Debentures and any unexercised warrants issued to the Holder and its affiliates as of such date (the "Warrants")), would result in ownership by the Purchaser and its affiliates of 4.99% or more of the Company's issued and outstanding shares of Common Stock following such conversion and exercise. In the event that the Holder owns both Debentures and Warrants which would otherwise result in ownership of 4.99% or more of the Company's issued and outstanding shares of Common Stock but for the prior sentence, then the Warrants shall be deemed to not be exercisable to the extent necessary to allow conversion of the Debentures to the maximum extent possible and still permit the Holder's ownership to remain below 4.99%. This restriction shall be binding upon any transferee of the Debenture from any Holder. The preceding shall not interfere with the Holder's right to convert this Debenture over time which in the aggregate totals more than 4.99% of the then outstanding shares of Common Stock so long as such Holder and its affiliates do not beneficially own more than 4.99% of the then outstanding Common Stock at any given time.

                  E. In lieu of delivering physical certificates representing the Common Stock issuable upon conversion, provided the Company's transfer agent is participating in the Depository Trust Company ("DTC") Fast Automated Securities Transfer program, upon request of the Lender and its compliance with the provisions contained in this paragraph, so long as the certificates therefore do not bear a legend and the Lender thereof is not obligated to return such certificate for the placement of a legend thereon, the Company shall use its best efforts to cause its transfer agent to electronically transmit the Common Stock issuable upon conversion to the Lender by crediting the account of Lender's Prime Broker with DTC through its Deposit Withdrawal Agent Commission system.

         5. A. Until at such time as the Holder does not directly or indirectly own any Debentures, the Holder will have the absolute and unconditional right to redeem all, or a portion, of the then Unconverted Debenture (as defined below) in cash for the Put Price (as defined below) in accordance with the terms of this Section 5 (such put, a "Put ").

                  B. (i) The term "Put Price" means the amount, payable in cash, equal to (x) one hundred thirty percent (130.00%) of the aggregate principal of the Unconverted Debentures and all accrued interest thereon through and including the date of the Put Notice.

                           (ii)  The  term  "Unconverted  Debenture"  means  the
principal amount of this Debenture has
not been converted as of the relevant date.

                  C. The Holder shall give written notice of such Put to the Company (the "Put Notice"). Notwithstanding anything contained herein to the contrary, the Holder shall have the right to redeem the Debenture, in whole or in part, after either (A) the VWAP per share of a share of Common Stock is less than $0.68 per share on the trading date prior to the date that would have been the Conversion Date but for the Lender's exercise of its redemption right, or (B) if there is no effective registration statement in effect for the Registrable Securities on or before the 150th day from the Commencement Date, then the Lender shall have the following redemption right. The Company shall pay the Put Price within 45 days of the Put Notice (the "Put Payment Date"). The Put Price shall bear interest at the rate of 12% per annum; provided however, that in the event that the Put Price is not paid within 45 days, the Put Price shall bear interest at the rate of 18% per annum from the date of the Debenture. The parties acknowledge that the 30% premium in the Put Price to the aggregate principal of the Unconverted Debentures and all accrued and unpaid interest thereon are in consideration for the Holder waiving its right to receive Common Stock of the Company upon conversion of the Debenture.

         6. Notwithstanding anything contained herein to the contrary, the Holder covenants and agrees with the Company that, in the event of a conversion or redemption, the Holder (together with the other holders of Debentures in the aggregate principal amount of $300,000) will not convert or redeem an amount of more than the greater of (i) an aggregate of $50,000 principal amount of Debentures per week or (ii) an aggregate amount equal to 15% of the average daily dollar volume of shares of Common Stock traded on the Principal Market for the five days prior to conversion or redemption.

         7. Subject to the terms of the Securities Purchase Agreement, no provision of this Debenture shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of, and interest on, this Debenture at the time, place, and rate, and in the coin or currency, herein prescribed. This Debenture and all other Debentures now or hereafter issued of similar terms are direct obligations of the Company.

         8. No recourse shall be had for the payment of the principal of, or the interest on, this Debenture, or for any claim based hereon, or otherwise in respect hereof, against any incorporator, shareholder, officer or director, as such, past, present or future, of the Company or any successor corporation, whether by virtue of any constitution, statute or rule of law, or by the enforcement of any assessment or penalty or otherwise, all such liability being, by the acceptance hereof and as part of the consideration for the issue hereof, expressly waived and released.

         9. All payments contemplated hereby to be made "in cash" shall be made in immediately available good funds of United States of America currency by wire transfer to an account designated in writing by the Holder to the Company (which account may be changed by notice similarly given). All payments of cash and each delivery of shares of Common Stock issuable to the Holder as contemplated hereby shall be made to the Holder at the address last appearing on the Debenture Register of the Company as designated in writing by the Holder from time to time; except that the Holder can designate, by notice to the Company, a different delivery address for any one or more specific payments or deliveries.

         10. If, for as long as this Debenture remains outstanding, the Company enters into a merger (other than where the Company is the surviving entity) or consolidation with another corporation or other entity or a sale or transfer of all or substantially all of the assets of the Company to another person (collectively, a "Sale"), the Company will require, in the agreements reflecting such transaction, that the surviving entity expressly assume the obligations of the Company hereunder. Notwithstanding the foregoing, if the Company enters into a Sale and the holders of the Common Stock are entitled to receive stock, securities or property in respect of or in exchange for Common Stock, then as a condition of such Sale, the Company and any such successor, purchaser or transferee will agree that the Debenture may thereafter be converted on the terms and subject to the conditions set forth above into the kind and amount of stock, securities or property receivable upon such merger, consolidation, sale or transfer by a holder of the number of shares of Common Stock into which this Debenture might have been converted immediately before such merger, consolidation, sale or transfer, subject to adjustments which shall be as nearly equivalent as may be practicable.


         11. A. If, for any reason, prior to the Conversion Date or the Put Payment Date, the Company spins off or otherwise divests itself of a part of its business or operations or disposes all or of a part of its assets in a transaction (the "Spin Off") in which the Company does not receive compensation for such business, operations or assets, but causes securities of another entity (the "Spin Off Securities") to be issued to security holders of the Company, then the Company shall cause (i) to be reserved Spin Off Securities equal to the number thereof which would have been issued to the Holder had all of the Holder's Debentures outstanding on the record date (the "Record Date") for determining the amount and number of Spin Off Securities to be issued to security holders of the Company (the "Outstanding Debentures") been converted as of the close of business on the trading day immediately before the Record Date (the "Reserved Spin Off Shares"), and (ii) to be issued to the Holder on the conversion of all or any of the Outstanding Debentures, such amount of the Reserved Spin Off Shares equal to (x) the Reserved Spin Off Shares multiplied by
(y) a fraction, of which (I) the numerator is the principal amount of the Outstanding Debentures then being converted, and (II) the denominator is the principal amount of the Outstanding Debentures.

                  B. If, at any time while any portion of this Debenture remains outstanding, the Company effectuates a stock split or reverse stock split of its Common Stock or issues a dividend on its Common Stock consisting of shares of Common Stock, or engages in a transaction specified in Section 4(g) "Favored Nation Clause" of the Securities Purchase Agreement, the Conversion Price, the Floor Price and any other amounts calculated as contemplated hereby or by any of the other Transaction Agreements shall be equitably adjusted to reflect such action.

         12. The Holder of the Debenture, by acceptance hereof, agrees that this Debenture is being acquired for investment and that such Holder will not offer, sell or otherwise dispose of this Debenture or the shares of Common Stock issuable upon conversion thereof except under circumstances which will not result in a violation of the Act or any applicable state Blue Sky or foreign laws or similar laws relating to the sale of securities.

                  13. The Holder recognizes that the Company may be limited in the number of shares of Common Stock it may issue by (i) reason of its authorized shares, or (ii) the applicable rules and regulations of the principal securities market on which the Common Stock is listed or traded (collectively, the "Cap Regulations"). Without limiting the other provisions hereof, (i) the Company will take all steps reasonably necessary to be in a position to issue shares of Common Stock on conversion of the Debentures without violating the Cap Regulations and (ii) if, despite taking such steps, the Company still can not issue such shares of Common Stock without violating the Cap Regulations, the Holder of this Debenture (to the extent the same can not be converted in compliance with the Cap Regulations (an "Unconverted Debenture"), shall have the option, exercisable in the Holder's sole and absolute discretion, to elect any one of the following remedies:

                  (x) require the Company to issue shares of Common Stock in accordance with such Holder's Notice of Conversion relating to the Unconverted Debenture at the Conversion Price; or

                  (y) require the Company to redeem each Unconverted Debenture for an amount (the "Cap Redemption Amount"), payable in cash, equal to:

                                  V    x   M
                               -----
                                 CP

         where:

                  "V" means the outstanding principal plus accrued interest through the Cap Redemption Date (as defined below) of an Unconverted Debenture;

                  "CP" means the Conversion Rate in effect on the date of redemption (the "Cap Redemption Date") specified in the notice from the Holder electing this remedy; and

                  "M" means the highest closing ask price during the period beginning on the Cap Redemption Date and ending on the date of payment of the Cap Redemption Amount.

         The holder of an Unconverted Debenture may elect one of the above remedies with respect to a portion of such Unconverted Debenture and the other remedy with respect to other portions of the Unconverted Debenture.



         14. This Debenture shall be governed by and construed in accordance with the laws of the State of Colorado as applied to agreements executed and performed in such state. The Holder and the Company each consents to the exclusive jurisdiction of the federal courts whose districts encompass any part of the City of New York or the state courts of the State of New York sitting in the City of New York in connection with any dispute arising under this Debenture and hereby waives, to the maximum extent permitted by law, any objection, including any objection based on forum non coveniens, to the bringing of any such proceeding in such jurisdictions. The Company shall reimburse the Holder for any reasonable legal fees and disbursements incurred by the Holder in enforcement of or protection of any of its rights under this Debenture.


         15. The following shall constitute an "Event of Default":

                  a. The Company shall default in the payment of principal or interest on this Debenture; or

                  b. Any of the representations or warranties made by the Company in Section 3 of the Securities Purchase Agreement shall be false or misleading in any material respect at the time made; or

                  c. The Company shall fail to perform or observe, in any material respect, any other covenant, term, provision, condition, agreement or obligation of any Debenture in this series and such failure shall continue uncured for a period of thirty (30) days after written notice from the Holder of such failure; or

                  d. The Company shall fail to perform or observe, in any material respect, any covenant, term, provision, condition, agreement or obligation of the Company under any of the Transaction Agreements and such failure shall continue uncured for a period of thirty
                           (30) days after written notice from the Holder of such failure; or

                  e. The Company shall (1) admit in writing its inability to pay its debts generally as they mature; (2) make an assignment for the benefit of creditors or commence proceedings for its dissolution; or (3) apply for or consent to the appointment of a trustee, liquidator or receiver for its or for a substantial part of its property or business; or

                  f. A trustee, liquidator or receiver shall be appointed for the Company or for a substantial part of its property or business without its consent and shall not be discharged within sixty (60) days after such appointment; or

                  g. Any governmental agency or any court of competent jurisdiction at the instance of any governmental agency shall assume custody or control of the whole or any substantial portion of the properties or assets of the Company and shall not be dismissed within sixty (60) days thereafter; or

                  h. Bankruptcy, reorganization, insolvency or liquidation proceedings or other proceedings for relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against the Company and, if instituted against the Company, shall not be dismissed within sixty (60) days after such institution or the Company shall by any action or answer approve of, consent to, or acquiesce in any such proceedings or admit the material allegations of, or default in answering a petition filed in any such proceeding.

                  i. The Company fails to issue shares of Common Stock to the Holder or to cause its Transfer Agent to issue shares of Common Stock upon exercise by the Holder of the conversion rights of the Holder in accordance with the terms of this Debenture, fails to transfer or to cause its Transfer Agent to transfer any certificate for shares of Common Stock issued to the Holder upon conversion of this Debenture and when required by this Debenture or the Registration Rights Agreement, and such transfer is otherwise lawful, or fails to remove any restrictive legend or to cause its Transfer Agent to transfer on any certificate or any shares of Common

                           Stock issued to the Holder upon conversion of this Debenture as and when required by this Debenture, the Securities Purchase Agreement or the Registration Rights Agreement and such legend removal is otherwise lawful, and any such failure shall continue uncured for five (5) business days after written notice of such failure.

                  j. Any money judgment, writ or warrant of attachment, or similar process in excess of Two Hundred Thousand ($200,000) Dollars in the aggregate shall be entered or filed against the Company or any of its properties or other assets and shall remain unpaid, unvacated, unbonded or unstayed for a period of sixty (60) days or in any event later than five (5) days prior to the date of any proposed sale thereunder (unless such judgment, writ or warrant of attachment is reasonably believed by the Company to be 90% covered by insurance); or

                  k. The Company shall have its Common Stock suspended or delisted from an exchange or over-the-counter market from trading or has received notice of final action concerning delisting and the Common Stock is not relisted within five days thereafter.



If an Event of Default shall have occurred, then, or at any time thereafter, and in each and every such case, unless such Event of Default shall have been waived in writing by the Holder (which waiver shall not be deemed to be a waiver of any subsequent default) at the option of the Holder and in the Holder's sole discretion, the Holder may consider this Debenture immediately due and payable (and the Maturity Date shall be accelerated accordingly), without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived, anything herein or in any note or other instruments contained to the contrary notwithstanding, and the Holder may immediately enforce any and all of the Holder's rights and remedies provided herein or any other rights or remedies afforded by law. In the event of a Default, the interest rate on any overdue principal amount shall be eighteen percent (18%) per annum commencing on the Commencement Date.

16. Nothing contained in this Debenture shall be construed as conferring upon the Holder the right to vote or to receive dividends or to consent or receive notice as a shareholder in respect of any meeting of shareholders or any rights whatsoever as a shareholder of the Company, unless and to the extent converted in accordance with the terms hereof.

                  17. In the event for any reason, any payment by or act of the Company or the Holder shall result in payment of interest which would exceed the limit authorized by or be in violation of the law of the jurisdiction applicable to this Debenture, then ipso facto the obligation of the Company to pay interest or perform such act or requirement shall be reduced to the limit authorized under such law, so that in no event shall the Company be obligated to pay any such interest, perform any such act or be bound by any requirement which would result in the payment of interest in excess of the limit so authorized. In the event any payment by or act of the Company shall result in the extraction of a rate of interest in excess of a sum which is lawfully collectible as interest, then such amount (to the extent of such excess not returned to the Company) shall, without further agreement or notice between or by the Company or the Holder, be deemed applied to the payment of principal, if any, hereunder immediately upon receipt of such excess funds by the Holder, with the same force and effect as though the Company had specifically designated such sums to be so applied to principal and the Holder had agreed to accept such sums as an interest-free prepayment of this Debenture. If any part of such excess remains after the principal has been paid in full, whether by the provisions of the preceding sentences of this Section 17 or otherwise, such excess shall be deemed to be an interest- free loan from the Company to the Holder, which loan shall be payable immediately upon demand by the Company. The provisions of this Section 17 shall control every other provision of this Debenture.



         IN WITNESS WHEREOF, the Company has caused this instrument to be duly executed by an officer thereunto duly authorized.

Dated: ________________
                               HEALTHSCIENCES GROUP, INC.

                               By:_______________________________________
                               Name: ______________
                                 Title:_

                                    EXHIBIT A

                              NOTICE OF CONVERSION
                                       OF
               CONVERTIBLE DEBENTURE SERIES DUE DECEMBER 31, 2003
   (To be Executed by the Registered Holder in Order to Convert the Debenture)



FROM:

 ("Holder")

DATE:
(the "Conversion Date")

RE: Conversion of $ principal amount (the "Converted Debenture") of the Convertible Debenture Due _______________, 2004 (the "Debenture") of HEALTHSCIENCES GROUP INC.(the "Company") into shares (the "Conversion Shares") of Common Stock (defined below)

CONVERSION DATE:

The captioned Holder hereby gives notice to the Company, pursuant to the Debenture of HEALTHSCIENCES GROUP INC. that the Holder elects to convert the Converted Debenture into fully paid and non-assessable shares of Common Stock, $0.01 par value (the "Common Stock"), of the Company as of the Conversion Date specified above. Said conversion shall be based on the following Conversion Price

Based on this Conversion Price, the number of Conversion Shares indicated above should be issued in the following name(s):

           Name and Record Address            Conversion Shares








         As contemplated by the Debenture and the Securities Purchase Agreement, this Notice of Conversion is being sent by facsimile to the telecopier number and officer indicated above.

         If this Notice of Conversion represents the full conversion of the outstanding balance of the Debenture, the Holder either (1) has previously surrendered the Debenture, duly endorsed, to the Company or (2) will surrender (or cause to be surrendered) the Debenture, duly endorsed, to the Company at the address indicated above by express courier within five (5) business days after delivery or facsimile transmission of this Notice of Conversion.

         The certificates representing the Conversion Shares should be transmitted by the Company to the Holder via express courier or by electronic transfer within the time contemplated by the Debenture and Securities Purchase Agreement after receipt of this Notice of Conversion (by facsimile transmission or otherwise) to:







        As contemplated by the Debenture, the Company should also pay all accrued but unpaid interest on the Converted Debenture to the Holder. The Holder

-- If the Holder elects to have such interest paid in Common Stock, as contemplated by the Debenture, such shares should be issued in the name of the Holder and delivered in the same manner as, and together with, the Conversion Shares.

-- If the Holder elects to have the interest paid in cash, such payment should be made by wire transfer as follows:





(Print name of Holder)

                  By:

                     (Signature of Authorized Person)



                     (Printed Name and Title)

                                                                  EXHIBIT 10.7.4


THESE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED. THEY MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF A REGISTRATION STATEMENT IN EFFECT WITH RESPECT TO THE SECURITIES UNDER SUCH ACT OR AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED OR UNLESS SOLD PURSUANT TO RULE 144 OF SUCH ACT.

THIS WARRANT AND THE SHARES PURCHASABLE HEREUNDER ARE SUBJECT TO RESTRICTIONS ON TRANSFER AS SET FORTH HEREIN.


                               WARRANT TO PURCHASE
                                 285,714 SHARES
                               OF COMMON STOCK OF
                           HEALTHSCIENCES GROUP, INC.

                         (Void after February 24, 2008)

         This certifies that Brivis Investments Ltd., a corporation organized under the laws of the British Virgin Islands or its permitted assigns (collectively, the "Holder"), for value received, is entitled to purchase from HEALTHSCIENCES GROUP, INC., a Colorado corporation (the "Company"), subject to the terms set forth below, 285,714 fully paid and nonassessable shares (subject to adjustment as provided herein) (the "Warrant Shares") of the common stock, par value $0.001 per share, of the Company ("Common Stock") for cash at a price per share of $0.60 (the "Exercise Price") (subject to adjustment as provided herein), subject to the provisions of Section 1.1 of this Warrant, at any time or from time to time up to and including 5:00 p.m. (Eastern Time) on the 5TH anniversary from the date hereof, such day being referred to herein as the "Expiration Date," upon surrender to the Company at its principal office (or at such other location as the Company may advise the Holder in writing) of this Warrant properly endorsed with the Form of Subscription attached hereto duly filled in and signed and upon payment of the aggregate Exercise Price for the number of shares for which this Warrant is being exercised determined in accordance with the provisions hereof. The Warrant Shares, when issued, may not be registered under the Securities Act of 1933 (the "Act"), and may be restricted within the meaning of Regulation D of such Act. The Exercise Price is subject to adjustment as provided in Section 3 of this Warrant. This Warrant is issued pursuant to that certain Securities Purchase Agreement, between the Company and the Holder. All capitalized terms not defined herein shall have the meanings provided in the Securities Purchase Agreement. This Warrant is issued subject to the following terms and conditions:

         1. Exercise; Issuance of Certificates.

                  1.1 General. This Warrant is exercisable at the option of the Holder of record on or prior to the Expiration Date, at any time or from time to time for all or any part of the

         Warrant Shares (but not for a fraction of a share), which may be purchased hereunder, as that number may be adjusted pursuant to Section 3 of this Warrant. The Company agrees that the Warrant Shares purchased under this Warrant shall be and are deemed to be issued to the Holder as the record owner of such Warrant Shares as of the close of business on the date on which this Warrant shall have been surrendered, properly endorsed, the completed and executed Form of Subscription delivered, and payment made for such Warrant Shares. Certificates for the Warrant Shares so purchased, together with any other securities or property to which the Holder is entitled upon such exercise, shall be delivered to the Holder by the Company at the Company's expense as soon as practicable after the rights represented by this Warrant have been so exercised. In case of a purchase of less than all the Warrant Shares which may be purchased under this Warrant, the Company shall cancel this Warrant and execute and deliver to the Holder within a reasonable time a new Warrant or Warrants of like tenor for the balance of the Warrant Shares purchasable under the Warrant surrendered upon such purchase. Each stock certificate so delivered shall be registered in the name of the Holder.

                  1.2 Consideration The Exercise Price shall be payable at the time of exercise. The Exercise Price may be paid in cash (by cashiers' check or wire transfer) or by: (i) surrender of shares of Common Stock of the Company already owned by the Holder, having a Market Price (as defined below) equal to the Exercise Price per share; or (ii) upon surrender of the Warrant at the principal office of the Company together with notice of election. In the event of exercise by surrender of shares of this Warrant, the Company shall issue Holder a number of Warrant Shares computed using the following formula:

                  X = Y (A-B)/A

         where: X = the number of Warrant Shares to be issued to Holder (not to exceed the number of Shares set forth on the cover page of this Warrant Agreement, as adjusted pursuant to the provisions of Section 6 of this Warrant Agreement).

                  Y = the number of Warrant Shares for which the Warrant is being exercised.

                  A = the  Market  Price  of one  Share  (for  purposes  of this
                  Section 1.2), the "Market Price" shall be defined as the closing price on the exchange on which the Common Stock traded for the trading day prior to the date of exercise of this Warrant Agreement; provided if the Common Stock does not trade on any exchange, the Market Price shall equal the closing bid price in the over-the-counter market for the trading day prior to the date of exercise of this Warrant Agreement, as reported by the National Association of Securities Dealers Automated Quotation System; and, provided further, that if the common stock is not quoted or listed by any organization, the fair value of the common stock, as determined by the Board of Directors of the Company, whose determination shall be conclusive, shall be used).

                  B = the Exercise Price.

                  1.3 Record Ownership. To the extent permitted by applicable law, the person in whose name any certificate for shares of Common Stock or other evidence of ownership of any other security is issued upon exercise of the Warrant shall for all purposes be deemed to have become the holder of record of such shares or other security on the date of delivery of the subscription form, irrespective of the date of delivery of such certificate or other evidence of ownership, notwithstanding that the transfer books of the Company shall then be closed or that such certificates or other evidence of ownership shall not then actually have been delivered to such person.

                  1.4 Regulatory Problem. The Holder shall not exercise or exchange the Warrant for shares of Common Stock if after giving effect to such exercise or exchange the Holder reasonably determines that such exercise would violate any law or regulation or any requirement of any governmental authority applicable to Holder or its affiliates.

         2. Shares to be Fully Paid. The Company covenants and agrees that all Warrant Shares, will, upon issuance and payment of the applicable Exercise Price, be duly authorized, validly issued, fully paid and nonassessable, and free of all liens and encumbrances, except for restrictions on transfer provided for herein or under applicable federal and state securities laws.

         3. Adjustment of Exercise Price and Number of Shares.

                  3.1 Adjustment for Reorganization, Consolidation, Merger, etc. The Exercise Price and the number of Warrant Shares shall be proportionately adjusted from time to time upon the occurrence of an increase in the number of shares of Common Stock outstanding by a stock dividend payable in shares of Common Stock or a subdivision or split-up of shares of Common Stock, a decrease in the number of shares of Common Stock outstanding by a combination of outstanding shares of Common Stock, any capital reorganization or any reclassification of Common Stock, or the consolidation, merger, combination or exchange of shares with another entity, or the divisive reorganization of the Company. Upon each adjustment of the Exercise Price, the Holder of this Warrant shall thereafter be entitled to purchase, at the Exercise Price resulting from such adjustment, the number of shares obtained by multiplying the Exercise Price in effect immediately prior to such adjustment by the number of shares purchasable pursuant hereto immediately prior to such adjustment, and dividing the product thereof by the Exercise Price resulting from such adjustment. The number of Shares purchasable upon the exercise of each Warrant is subject to adjustment from time to time upon the occurrence of any of the events enumerated below:

                  In case the Company (i) consolidates with or merges into any other entity and is not the continuing or surviving entity of such consolidation or merger, or (ii) permits any other entity to consolidate with or merge into the Company and the Company is the continuing or surviving Company but, in connection with such consolidation or merger, the Common Stock is changed into or exchanged for common stock or other securities of any other entity or cash or any other assets, or (iii) transfers all or substantially all of its properties and assets to any other entity, or (iv) effects a reorganization or reclassification of the equity of the Company in such a way that holders of Common Stock shall be entitled to receive stock, securities, cash or assets with respect to or in exchange for Common Stock, then, and in each such case, proper provision shall be made so that, upon the exercise of this Warrant at any time after the consummation of such consolidation, merger, transfer, reorganization or reclassification, the Holder shall be entitled to receive (at the aggregate Exercise Price in effect for Common Stock issuable upon such exercise of this Warrant immediately prior to such consummation), in lieu of Common Stock issuable upon such exercise of this Warrant prior to such consummation, the stock and other securities, cash and assets to which such Holder would have been entitled upon such consummation if such Holder had so exercised this Warrant immediately prior thereto.

                  3.2 Adjustments for Certain Issuances of Securities The Exercise Price shall also be subject to adjustment in accordance with
         Section 4(g) of the Securities Purchase Agreement.

         4. Registration. The Warrant Shares shall be subject to registration at the expense of the Company pursuant to the Registration Rights Agreement between the Company and the Holder dated as of the date hereof.

         5. Voting Rights. Nothing contained in this Warrant shall be construed as conferring upon the Holder the right to vote or to consent to or receive notice as a shareholder of the Company on any other matters or any rights whatsoever as a shareholder of the Company.

         6.  Compliance  with  Securities  Act:   Transferability   of  Warrant,
Disposition of Shares of Common Stock.

                  6.1 Compliance with Securities Act. The Holder, by acceptance hereof, agrees that this Warrant and the Warrant Shares to be issued upon exercise hereof are being acquired for investment and that it will not offer, sell, or otherwise dispose of this Warrant or any Warrant Shares except under circumstances which will not result in a violation of the Securities Act or any applicable state securities laws. This Warrant and all Warrant Shares (unless registered under the Act) shall be stamped or imprinted with a legend in substantially the following form:

         THESE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED OR THE SECURITIES OR BLUE SKY LAWS OF ANY STATE. THEY MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED, OR HYPOTHECATED IN THE ABSENCE OF A REGISTRATION STATEMENT IN EFFECT WITH RESPECT TO THE SECURITIES UNDER SUCH ACT OR AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY

         THAT SUCH REGISTRATION IS NOT REQUIRED, OR UNLESS SOLD PURSUANT TO RULE 144 OF SUCH ACT.

                  6.2 Accredited Investor; Access to Information. Holder represents and warrants that as of the date hereof Holder is an accredited investor within the meaning of Rule 501 of Regulation D promulgated under the Act. Holder has had the opportunity to ask questions of, and to receive answers from, appropriate executive officers of the Company with respect to the terms and conditions of the transactions contemplated hereby and with respect to the business, affairs, financial condition and results of operations of the Company. Holder has had access to such financial and other information as is necessary in order for Holder to make a fully informed decision as to investment in the Company, and has had the opportunity to obtain any additional information necessary to verify any of such information to which Holder has had access.

                  6.3 Warrant Transferable. Subject to compliance with applicable federal and state securities laws under which this Warrant was issued, this Warrant and all rights hereunder are transferable, in whole or in part, without charge to the Holder (except for transfer taxes), upon surrender of this Warrant properly endorsed; provided, however, that the Holder shall notify the Company in writing in advance of any proposed transfer and shall not transfer this Warrant or any rights hereunder to any person or entity which, in the sole judgment of the Company's board of directors, is then engaged in a business that is in competition with the Company, or is otherwise engaged in an effort to acquire control of the Company. As promptly as practicable but in any event within ten (10) Business Days of receipt of such properly endorsed Warrant, the Company shall issue, register and deliver to the Holder thereof a new Warrant or Warrants of like kind and tenor representing in the aggregate the right to purchase the same number of Warrant Shares that could be purchased pursuant to the Warrant being transferred. Holder shall pay Company's reasonable costs incurred in effectuating such transfer.

                  6.4 Disposition of Warrant Shares. With respect to any offer, sale, or other disposition of the Warrant, or any Warrant Shares if such shares are not registered and freely tradable under the Act when issued, the Holder hereof and each subsequent Holder of this Warrant agrees to give written notice to the Company prior thereto, describing briefly the manner thereof, together with a written opinion of such holder's counsel, if reasonably requested by the Company, to the effect that such offer, sale or other disposition may be effected without registration or qualification (under the Act as then in effect or any federal or state law then in effect) of the Warrant or Warrant Shares, as the case may be, and indicating whether or not under the Act certificates for the Warrant or Warrant Shares to be sold or otherwise disposed of require any restrictive legend as to applicable restrictions on transferability in order to insure compliance with the Act. Promptly upon receiving such written notice and opinion, the Company, as promptly as practicable, shall notify the Holder that such Holder may sell or otherwise dispose of the Warrant or Warrant Shares, all in accordance with the terms of the notice delivered to the Company. If a determination has been made pursuant to this subparagraph
         6.4 that the opinion of the counsel for the Holder is not reasonably satisfactory to the Company, the Company shall so notify the Holder promptly after such determination has been made. Notwithstanding the foregoing, the Warrant or Warrant Shares may be offered, sold or otherwise disposed of in accordance with Rule 144 under the Act, provided that the Company shall have been furnished with such information as the Company may request to provide reasonable assurance that the provisions of Rule 144 have been satisfied. Each certificate representing the Warrant or Warrant Shares thus transferred (except a transfer pursuant to Rule 144) shall bear a legend as to the applicable restrictions on transferability in order to insure compliance with the Act, unless in the aforesaid opinion of counsel for the Holder, such legend is not required in order to insure compliance with the Act. The Company may issue stop transfer instructions to its transfer agent in connection with such restrictions.

                  6.5 Limitation on Warrant Shares Notwithstanding anything else herein to the contrary, the Holder of this Warrant may not exercise any Warrant to the extent that after such conversion, the number of shares of Common Stock owned by the Holder and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of the Debentures and any unexercised Warrants), would result in ownership by the Holder and its affiliates of 4.99% or more of the Company's issued and outstanding shares of Common Stock following such exercise. In the event that the Holder owns both Debentures and Warrants which would otherwise result in ownership of 4.99% or more of the Company's issued and outstanding shares of Common Stock but for the prior sentence, then the Warrants shall be deemed to not be exercisable to the extent necessary to allow conversion of the Debentures to the maximum extent possible and still permit the Holder's ownership to remain below 4.99%. This restriction shall be binding upon any transferee of the Warrant from any Holder. The preceding shall not interfere with the Holder's right to exercise this Warrant over time which in the aggregate totals more than 4.99% of the then outstanding shares of Common Stock so long as such Holder and its affiliates do not own more than 4.99% of the then outstanding Common Stock at any given time.

         7. Modification and Waiver. This Warrant and any provision hereof may be changed, waived, discharged, or terminated only by an instrument in writing signed by the party against which enforcement of the same is sought.


         8. Notices. Any notice, request, or other document required or permitted to be given or delivered to the Holder hereof or the Company shall be delivered or shall be sent by certified mail, postage prepaid, or by facsimile with confirmation of transmission to the parties at the address set forth in the Securities Purchase Agreement, or such other address as either may from time to time provide to the other.

         9. Governing Law; Waiver of Jury Trial.

                  9.1 Governing Law. This Warrant shall be governed by and construed in accordance with the laws of the State of Colorado as applied to agreements executed and performed in such state. Each of the parties consents to the exclusive jurisdiction of the federal courts whose districts encompass any part of the City of New York or the state courts of the State of New York sitting in the City of New York in connection with any dispute arising under this Warrant and hereby waives, to the maximum extent permitted by law, any objection, including any objection based on forum non coveniens, to the bringing of any such proceeding in such jurisdictions. The Company shall reimburse the Holder for any reasonable legal fees and disbursements incurred by the Holder in enforcement of or protection of any of its rights under this Warrant.

                  9.2 Waiver of Jury Trial. BECAUSE DISPUTES ARISING IN CONNECTION WITH COMPLEX FINANCIAL TRANSACTIONS ARE MOST QUICKLY AND ECONOMICALLY RESOLVED BY AN EXPERIENCED AND EXPERT PERSON AND THE PARTIES WISH APPLICABLE LAWS TO APPLY (RATHER THAN ARBITRATION RULES), THE PARTIES DESIRE THAT THEIR DISPUTES BE RESOLVED BY A JUDGE APPLYING SUCH APPLICABLE LAWS. THEREFORE, TO ACHIEVE THE BEST COMBINATION OF THE BENEFITS OF THE JUDICIAL SYSTEM AND OF ARBITRATION, THE PARTIES HERETO WAIVE ALL RIGHT TO TRIAL BY JURY IN ANY ACTION, SUIT OR PROCEEDING BROUGHT TO ENFORCE OR DEFEND ANY RIGHTS OR REMEDIES UNDER THIS AGREEMENT OR ANY DOCUMENTS RELATED HERETO.


         10. Exchange of Warrant.

                  10.1 Lost Warrant. The Company represents and warrants to the Holder hereof that upon receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction, or mutilation of this Warrant and, in the case of any such loss, theft or destruction, upon receipt of an indemnity reasonably satisfactory to the Company, or in the case of any such mutilation upon surrender and cancellation of the Warrant, the Company will, at the Company's expense, make and deliver a new Warrant, of like tenor, in lieu of the lost, stolen, destroyed or mutilated Warrant.

                  10.2 Exchange. The Holder may exchange this Warrant at its option, upon presentation and surrender of this Warrant to Company, for other Warrants of different denominations, entitling the Holder to purchase in the aggregate the same number of Warrant Shares. A Warrant may be divided or combined with other Warrants that carry the same rights, upon presentation thereof at the principal office of the Company, together with written notice specifying the names and denominations in which new Warrants are to be issued and signed by the holder thereof. In order to effect an exchange permitted by this
         Section 10.2, the Holder shall deliver to the Company this Warrant accompanied by a written request signed by the Holder specifying the number and denominations of the Warrant or the Warrants to be issued in such exchange and the names in which the Warrant or Warrants are to be issued. As promptly as practicable but in any event within ten (10) Business Days of receipt of such a request, the Company shall, without charge, issue, register and deliver to the Holder each Warrant to be issued in such exchange.


         11. Fractional Shares. No fractional shares shall be issued upon exercise of this Warrant. The Company shall, in lieu of issuing any fractional share, pay the Holder entitled to such fraction a sum in cash equal to such fraction (calculated to the nearest 1/100th of a share) multiplied by the then effective Exercise Price on the date the Form of Subscription is received by the Company.


         12. Successors and Assigns. This Warrant and the rights evidenced hereby shall inure to the benefit of and be binding upon the successors and assigns of the Company and successors and permitted assigns of the Holder. The provisions of this Warrant are intended to be for the benefit of all Holders from time to time of this Warrant, and shall be enforceable by any such Holder.


         13. Preparation of Warrant. The Company prepared this Warrant solely on its behalf. Each party to this Warrant acknowledges that: (i) the party had the advice of, or sufficient opportunity to obtain the advice of, legal counsel separate and independent of legal counsel for any other party hereto; (ii) the terms of the transactions contemplated by this Warrant are fair and reasonable to such party; and (iii) such party has voluntarily entered into the transactions contemplated by this Warrant without duress or coercion. Each party further acknowledges that such party was not represented by the legal counsel of any other party hereto in connection with the transactions contemplated by this Warrant, nor was he or it under any belief or understanding that such legal counsel was representing his or its interests. Each party agrees that no conflict, omission or ambiguity in this Warrant, or the interpretation thereof, shall be presumed, implied or otherwise construed against any other party to this Warrant on the basis that such party was responsible for drafting this Warrant.

                            [SIGNATURE PAGE FOLLOWS]

         IN WITNESS WHEREOF, the Company has caused this Warrant to be duly executed by its officer, thereunto duly authorized as of February____, 2003.


                    COMPANY:



                    HEALTH SCIENCES GROUP, INC.,

                    a Colorado corporation



                    By:  _______________________________
                    Its:  _______________________________



(1) Insert here the number of shares called for on the face of the Warrant (or, in the case of a partial exercise, the portion thereof as to which the Warrant is being exercised), in either case without making any adjustment for any stock or other securities or property or cash which, pursuant to the adjustment provisions of the Warrant, may be deliverable upon exercise.

                              FORM OF SUBSCRIPTION

(To be signed only upon exercise of Warrant)

To:      HEALTHSCIENCES GROUP, INC.

The undersigned, the holder of the attached Common Stock Warrant, hereby irrevocably elects to exercise the purchase right represented by such Warrant for, and to purchase thereunder, _____________shares of Common Stock of HEALTHSCIENCES GROUP, INC. (the "Company") and herewith makes payment of $_________ therefor.

The undersigned represents that it is acquiring such Common Stock for its own account for investment and not with a view to or for sale in connection with any distribution thereof. The undersigned requests that certificates for such shares be issued in the name of, and delivered to, _____________________whose address
is                                                                ______________
_____________________________________________________________________.



DATED:   _________________

           _________________________________________
           (Signature must conform in all respects to name of Holder as specified on the face of the Warrant)

           Name:        _________________________________

           Title:       _________________________________

                                                                  EXHIBIT 10.7.5


THESE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED. THEY MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF A REGISTRATION STATEMENT IN EFFECT WITH RESPECT TO THE SECURITIES UNDER SUCH ACT OR AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED OR UNLESS SOLD PURSUANT TO RULE 144 OF SUCH ACT.

THIS WARRANT AND THE SHARES PURCHASABLE HEREUNDER ARE SUBJECT TO RESTRICTIONS ON TRANSFER AS SET FORTH HEREIN.


                               WARRANT TO PURCHASE
                                 285,714 SHARES
                               OF COMMON STOCK OF
                           HEALTHSCIENCES GROUP, INC.

                         (Void after February 24, 2008)

         This certifies that Stranco Investments Ltd., a corporation organized under the laws of the British Virgin Islands or its permitted assigns (collectively, the "HOLDER"), for value received, is entitled to purchase from HEALTHSCIENCES GROUP, INC., a Colorado corporation (the "COMPANY"), subject to the terms set forth below, 285,714 fully paid and nonassessable shares (subject to adjustment as provided herein) (the "WARRANT SHARES") of the common stock, par value $0.001 per share, of the Company ("COMMON STOCK") for cash at a price per share of $0.60 (the "EXERCISE PRICE") (subject to adjustment as provided herein), subject to the provisions of Section 1.1 of this Warrant, at any time or from time to time up to and including 5:00 p.m. (Eastern Time) on the 5TH anniversary from the date hereof, such day being referred to herein as the "EXPIRATION DATE," upon surrender to the Company at its principal office (or at such other location as the Company may advise the Holder in writing) of this Warrant properly endorsed with the Form of Subscription attached hereto duly filled in and signed and upon payment of the aggregate Exercise Price for the number of shares for which this Warrant is being exercised determined in accordance with the provisions hereof. The Warrant Shares, when issued, may not be registered under the Securities Act of 1933 (the "ACT"), and may be restricted within the meaning of Regulation D of such Act. The Exercise Price is subject to adjustment as provided in Section 3 of this Warrant. This Warrant is issued pursuant to that certain Securities Purchase Agreement, between the Company and the Holder. All capitalized terms not defined herein shall have the meanings provided in the Securities Purchase Agreement. This Warrant is issued subject to the following terms and conditions:



         1. EXERCISE; ISSUANCE OF CERTIFICATES.

                  1.1 GENERAL. This Warrant is exercisable at the option of the Holder of record on or prior to the Expiration Date, at any time or from time to time for all or any part of the Warrant Shares (but not for a fraction of a share), which may be purchased hereunder, as that number may be adjusted pursuant to Section 3 of this Warrant. The Company agrees that the Warrant Shares purchased under this Warrant shall be and are deemed to be issued to the Holder as the record owner of such Warrant Shares as of the close of business on the date on which this Warrant shall have been surrendered, properly endorsed, the completed and executed Form of Subscription delivered, and payment made for such Warrant Shares. Certificates for the Warrant Shares so purchased, together with any other securities or property to which the Holder is entitled upon such exercise, shall be delivered to the Holder by the Company at the Company's expense as soon as practicable after the rights represented by this Warrant have been so exercised. In case of a purchase of less than all the Warrant Shares which may be purchased under this Warrant, the Company shall cancel this Warrant and execute and deliver to the Holder within a reasonable time a new Warrant or Warrants of like tenor for the balance of the Warrant Shares purchasable under the Warrant surrendered upon such purchase. Each stock certificate so delivered shall be registered in the name of the Holder.

                  1.2 CONSIDERATION The Exercise Price shall be payable at the time of exercise. The Exercise Price may be paid in cash (by cashiers' check or wire transfer) or by: (i) surrender of shares of Common Stock of the Company already owned by the Holder, having a Market Price (as defined below) equal to the Exercise Price per share; or (ii) upon surrender of the Warrant at the principal office of the Company together with notice of election. In the event of exercise by surrender of shares of this Warrant, the Company shall issue Holder a number of Warrant Shares computed using the following formula:

                  X = Y (A-B)/A

where: X = the number of Warrant Shares to be issued to Holder (not to exceed the number of Shares set forth on the cover page of this Warrant Agreement, as adjusted pursuant to the provisions of Section 6 of this Warrant Agreement).

                  Y = the number of Warrant Shares for which the Warrant is being exercised.

                  A = the  Market  Price  of one  Share  (for  purposes  of this
                  Section 1.2), the "Market Price" shall be defined as the closing price on the exchange on which the Common Stock traded for the trading day prior to the date of exercise of this Warrant Agreement; provided if the Common Stock does not trade on any exchange, the Market Price shall equal the closing bid price in the over-the-counter market for the trading day prior to the date of exercise of this Warrant Agreement, as reported by the National Association of Securities Dealers Automated Quotation System; and, provided further, that if the common stock is not quoted or listed by any organization, the fair value of the common stock, as determined by the Board of Directors of the Company, whose determination shall be conclusive, shall be used).

                  B = the Exercise Price.

                  1.3 RECORD OWNERSHIP. To the extent permitted by applicable law, the person in whose name any certificate for shares of Common Stock or other evidence of ownership of any other security is issued upon exercise of the Warrant shall for all purposes be deemed to have become the holder of record of such shares or other security on the date of delivery of the subscription form, irrespective of the date of delivery of such certificate or other evidence of ownership, notwithstanding that the transfer books of the Company shall then be closed or that such certificates or other evidence of ownership shall not then actually have been delivered to such person.

                  1.4 REGULATORY PROBLEM. The Holder shall not exercise or exchange the Warrant for shares of Common Stock if after giving effect to such exercise or exchange the Holder reasonably determines that such exercise would violate any law or regulation or any requirement of any governmental authority applicable to Holder or its affiliates.

         2. SHARES TO BE FULLY PAID. The Company covenants and agrees that all Warrant Shares, will, upon issuance and payment of the applicable Exercise Price, be duly authorized, validly issued, fully paid and nonassessable, and free of all liens and encumbrances, except for restrictions on transfer provided for herein or under applicable federal and state securities laws.

         3. ADJUSTMENT OF EXERCISE PRICE AND NUMBER OF SHARES.

                  3.1 ADJUSTMENT FOR REORGANIZATION, CONSOLIDATION, MERGER, ETC. The Exercise Price and the number of Warrant Shares shall be proportionately adjusted from time to time upon the occurrence of an increase in the number of shares of Common Stock outstanding by a stock dividend payable in shares of Common Stock or a subdivision or split-up of shares of Common Stock, a decrease in the number of shares of Common Stock outstanding by a combination of outstanding shares of Common Stock, any capital reorganization or any reclassification of Common Stock, or the consolidation, merger, combination or exchange of shares with another entity, or the divisive reorganization of the Company. Upon each adjustment of the Exercise Price, the Holder of this Warrant shall thereafter be entitled to purchase, at the Exercise Price resulting from such adjustment, the number of shares obtained by multiplying the Exercise Price in effect immediately prior to such adjustment by the number of shares purchasable pursuant hereto immediately prior to such adjustment, and dividing the product thereof by the Exercise Price resulting from such adjustment. The number of Shares purchasable upon the exercise of each Warrant is subject to adjustment from time to time upon the occurrence of any of the events enumerated below:

                  In case the Company (i) consolidates with or merges into any other entity and is not the continuing or surviving entity of such consolidation or merger, or (ii) permits any other entity to consolidate with or merge into the Company and the Company is the continuing or surviving Company but, in connection with such consolidation or merger, the Common Stock is changed into or exchanged for common stock or other securities of any other entity or cash or any other assets, or (iii) transfers all or substantially all of its properties and assets to any other entity, or (iv) effects a reorganization or reclassification of the equity of the Company in such a way that holders of Common Stock shall be entitled to receive stock, securities, cash or assets with respect to or in exchange for Common Stock, then, and in each such case, proper provision shall be made so that, upon the exercise of this Warrant at any time after the consummation of such consolidation, merger, transfer, reorganization or reclassification, the Holder shall be entitled to receive (at the aggregate Exercise Price in effect for Common Stock issuable upon such exercise of this Warrant immediately prior to such consummation), in lieu of Common Stock issuable upon such exercise of this Warrant prior to such consummation, the stock and other securities, cash and assets to which such Holder would have been entitled upon such consummation if such Holder had so exercised this Warrant immediately prior thereto.

                  3.2 ADJUSTMENTS FOR CERTAIN ISSUANCES OF SECURITIES The Exercise Price shall also be subject to adjustment in accordance with Section 4(g) of the Securities Purchase Agreement.

         4. REGISTRATION. The Warrant Shares shall be subject to registration at the expense of the Company pursuant to the Registration Rights Agreement between the Company and the Holder dated as of the date hereof.

         5. VOTING RIGHTS. Nothing contained in this Warrant shall be construed as conferring upon the Holder the right to vote or to consent to or receive notice as a shareholder of the Company on any other matters or any rights whatsoever as a shareholder of the Company.

         6.  COMPLIANCE  WITH  SECURITIES  ACT:   TRANSFERABILITY   OF  WARRANT,
DISPOSITION OF SHARES OF COMMON STOCK.

                  6.1 COMPLIANCE WITH SECURITIES ACT. The Holder, by acceptance hereof, agrees that this Warrant and the Warrant Shares to be issued upon exercise hereof are being acquired for investment and that it will not offer, sell, or otherwise dispose of this Warrant or any Warrant Shares except under circumstances which will not result in a violation of the Securities Act or any applicable state securities laws. This Warrant and all Warrant Shares (unless registered under the Act) shall be stamped or imprinted with a legend in substantially the following form:

                  THESE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED OR THE SECURITIES OR BLUE SKY LAWS OF ANY STATE. THEY MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED, OR HYPOTHECATED IN THE ABSENCE OF A REGISTRATION STATEMENT IN EFFECT WITH RESPECT TO THE SECURITIES UNDER SUCH ACT OR AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED, OR UNLESS SOLD PURSUANT TO RULE 144 OF SUCH ACT.


                  6.2 ACCREDITED INVESTOR; ACCESS TO INFORMATION. Holder represents and warrants that as of the date hereof Holder is an accredited investor within the meaning of Rule 501 of Regulation D promulgated under the Act. Holder has had the opportunity to ask questions of, and to receive answers from, appropriate executive officers of the Company with respect to the terms and conditions of the transactions contemplated hereby and with respect to the business, affairs, financial condition and results of operations of the Company. Holder has had access to such financial and other information as is necessary in order for Holder to make a fully informed decision as to investment in the Company, and has had the opportunity to obtain any additional information necessary to verify any of such information to which Holder has had access.

                  6.3 WARRANT TRANSFERABLE. Subject to compliance with applicable federal and state securities laws under which this Warrant was issued, this Warrant and all rights hereunder are transferable, in whole or in part, without charge to the Holder (except for transfer taxes), upon surrender of this Warrant properly endorsed; provided, however, that the Holder shall notify the Company in writing in advance of any proposed transfer and shall not transfer this Warrant or any rights hereunder to any person or entity which, in the sole judgment of the Company's board of directors, is then engaged in a business that is in competition with the Company, or is otherwise engaged in an effort to acquire control of the Company. As promptly as practicable but in any event within ten (10) Business Days of receipt of such properly endorsed Warrant, the Company shall issue, register and deliver to the Holder thereof a new Warrant or Warrants of like kind and tenor representing in the aggregate the right to purchase the same number of Warrant Shares that could be purchased pursuant to the Warrant being transferred. Holder shall pay Company's reasonable costs incurred in effectuating such transfer.


                  6.4 DISPOSITION OF WARRANT SHARES. With respect to any offer, sale, or other disposition of the Warrant, or any Warrant Shares if such shares are not registered and freely tradable under the Act when issued, the Holder hereof and each subsequent Holder of this Warrant agrees to give written notice to the Company prior thereto, describing briefly the manner thereof, together with a written opinion of such holder's counsel, if reasonably requested by the Company, to the effect that such offer, sale or other disposition may be effected without registration or qualification (under the Act as then in effect or any federal or state law then in effect) of the Warrant or Warrant Shares, as the case may be, and indicating whether or not under the Act certificates for the Warrant or Warrant Shares to be sold or otherwise disposed of require any restrictive legend as to applicable restrictions on transferability in order to insure compliance with the Act. Promptly upon receiving such written notice and opinion, the Company, as promptly as practicable, shall notify the Holder that such Holder may sell or otherwise dispose of the Warrant or Warrant Shares, all in accordance with the terms of the notice delivered to the Company. If a determination has been made pursuant to this subparagraph 6.4 that the opinion of the counsel for the Holder is not reasonably satisfactory to the Company, the Company shall so notify the Holder promptly after such determination has been made. Notwithstanding the foregoing, the Warrant or Warrant Shares may be offered, sold or otherwise disposed of in accordance with Rule 144 under the Act, provided that the Company shall have been furnished with such information as the Company may request to provide reasonable assurance that the provisions of Rule 144 have been satisfied. Each certificate representing the Warrant or Warrant Shares thus transferred (except a transfer pursuant to Rule 144) shall bear a legend as to the applicable restrictions on transferability in order to insure compliance with the Act, unless in the aforesaid opinion of counsel for the Holder, such legend is not required in order to insure compliance with the Act. The Company may issue stop transfer instructions to its transfer agent in connection with such restrictions.

                  6.5 LIMITATION ON WARRANT SHARES Notwithstanding anything else herein to the contrary, the Holder of this Warrant may not exercise any Warrant to the extent that after such conversion, the number of shares of Common Stock owned by the Holder and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of the Debentures and any unexercised Warrants), would result in ownership by the Holder and its affiliates of 4.99% or more of the Company's issued and outstanding shares of Common Stock following such exercise. In the event that the Holder owns both Debentures and Warrants which would otherwise result in ownership of 4.99% or more of the Company's issued and outstanding shares of Common Stock but for the prior sentence, then the Warrants shall be deemed to not be exercisable to the extent necessary to allow conversion of the Debentures to the maximum extent possible and still permit the Holder's ownership to remain below 4.99%. This restriction shall be binding upon any transferee of the Warrant from any Holder. The preceding shall not interfere with the Holder's right to exercise this Warrant over time which in the aggregate totals more than 4.99% of the then outstanding shares of Common Stock so long as such Holder and its affiliates do not own more than 4.99% of the then outstanding Common Stock at any given time.


         7. MODIFICATION AND WAIVER. This Warrant and any provision hereof may be changed, waived, discharged, or terminated only by an instrument in writing signed by the party against which enforcement of the same is sought.


         8. NOTICES. Any notice, request, or other document required or permitted to be given or delivered to the Holder hereof or the Company shall be delivered or shall be sent by certified mail, postage prepaid, or by facsimile with confirmation of transmission to the parties at the address set forth in the Securities Purchase Agreement, or such other address as either may from time to time provide to the other.

         9. GOVERNING LAW; WAIVER OF JURY TRIAL.

                  9.1 GOVERNING LAW. This Warrant shall be governed by and construed in accordance with the laws of the State of Colorado as applied to agreements executed and performed in such state. Each of the parties consents to the exclusive jurisdiction of the federal courts whose districts encompass any part of the City of New York or the state courts of the State of New York sitting in the City of New York in connection with any dispute arising under this Warrant and hereby waives, to the maximum extent permitted by law, any objection, including any objection based on FORUM NON COVENIENS, to the bringing of any such proceeding in such jurisdictions. The Company shall reimburse the Holder for any reasonable legal fees and disbursements incurred by the Holder in enforcement of or protection of any of its rights under this Warrant.

                  9.2 WAIVER OF JURY TRIAL. BECAUSE DISPUTES ARISING IN CONNECTION WITH COMPLEX FINANCIAL TRANSACTIONS ARE MOST QUICKLY AND ECONOMICALLY RESOLVED BY AN EXPERIENCED AND EXPERT PERSON AND THE PARTIES WISH APPLICABLE LAWS TO APPLY (RATHER THAN ARBITRATION RULES), THE PARTIES DESIRE THAT THEIR DISPUTES BE RESOLVED BY A JUDGE APPLYING SUCH APPLICABLE LAWS. THEREFORE, TO ACHIEVE THE BEST COMBINATION OF

THE BENEFITS OF THE JUDICIAL SYSTEM AND OF ARBITRATION, THE PARTIES HERETO WAIVE ALL RIGHT TO TRIAL BY JURY IN ANY ACTION, SUIT OR PROCEEDING BROUGHT TO ENFORCE OR DEFEND ANY RIGHTS OR REMEDIES UNDER THIS AGREEMENT OR ANY DOCUMENTS RELATED HERETO.


         10. EXCHANGE OF WARRANT.

                  10.1 LOST WARRANT. The Company represents and warrants to the Holder hereof that upon receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction, or mutilation of this Warrant and, in the case of any such loss, theft or destruction, upon receipt of an indemnity reasonably satisfactory to the Company, or in the case of any such mutilation upon surrender and cancellation of the Warrant, the Company will, at the Company's expense, make and deliver a new Warrant, of like tenor, in lieu of the lost, stolen, destroyed or mutilated Warrant.


                  10.2 EXCHANGE. The Holder may exchange this Warrant at its option, upon presentation and surrender of this Warrant to Company, for other Warrants of different denominations, entitling the Holder to purchase in the aggregate the same number of Warrant Shares. A Warrant may be divided or combined with other Warrants that carry the same rights, upon presentation thereof at the principal office of the Company, together with written notice specifying the names and denominations in which new Warrants are to be issued and signed by the holder thereof. In order to effect an exchange permitted by this Section 10.2, the Holder shall deliver to the Company this Warrant accompanied by a written request signed by the Holder specifying the number and denominations of the Warrant or the Warrants to be issued in such exchange and the names in which the Warrant or Warrants are to be issued. As promptly as practicable but in any event within ten (10) Business Days of receipt of such a request, the Company shall, without charge, issue, register and deliver to the Holder each Warrant to be issued in such exchange.


         11. FRACTIONAL SHARES. No fractional shares shall be issued upon exercise of this Warrant. The Company shall, in lieu of issuing any fractional share, pay the Holder entitled to such fraction a sum in cash equal to such fraction (calculated to the nearest 1/100th of a share) multiplied by the then effective Exercise Price on the date the Form of Subscription is received by the Company.


         12. SUCCESSORS AND ASSIGNS. This Warrant and the rights evidenced hereby shall inure to the benefit of and be binding upon the successors and assigns of the Company and successors and permitted assigns of the Holder. The provisions of this Warrant are intended to be for the benefit of all Holders from time to time of this Warrant, and shall be enforceable by any such Holder.


         13. PREPARATION OF WARRANT. The Company prepared this Warrant solely on its behalf. Each party to this Warrant acknowledges that: (i) the party had the advice of, or sufficient opportunity to obtain the advice of, legal counsel separate and independent of legal counsel for any other party hereto; (ii) the terms of the transactions contemplated by this Warrant are fair and reasonable to such party; and (iii) such party has voluntarily entered into the transactions contemplated by this Warrant without duress or coercion. Each party further acknowledges that such party was not represented by the legal counsel of any other party hereto in connection with the transactions contemplated by this Warrant, nor was he or it under any belief or understanding that such legal counsel was representing his or its interests. Each party agrees that no conflict, omission or ambiguity in this Warrant, or the interpretation thereof, shall be presumed, implied or otherwise construed against any other party to this Warrant on the basis that such party was responsible for drafting this Warrant.


                            [SIGNATURE PAGE FOLLOWS]

         IN WITNESS WHEREOF, the Company has caused this Warrant to be duly executed by its officer, thereunto duly authorized as of February____, 2003.


                                      COMPANY:



                                      HEALTH SCIENCES GROUP, INC.,

                                      a Colorado corporation



                                      By:  _______________________________
                                      Its:  _______________________________

(1) Insert here the number of shares called for on the face of the Warrant (or, in the case of a partial exercise, the portion thereof as to which the Warrant is being exercised), in either case without making any adjustment for any stock or other securities or property or cash which, pursuant to the adjustment provisions of the Warrant, may be deliverable upon exercise.






                              FORM OF SUBSCRIPTION

(To be signed only upon exercise of Warrant)

To:      HEALTHSCIENCES GROUP, INC.

The undersigned, the holder of the attached Common Stock Warrant, hereby irrevocably elects to exercise the purchase right represented by such Warrant for, and to purchase thereunder, _____________shares of Common Stock of HEALTHSCIENCES GROUP, INC. (the "COMPANY") and herewith makes payment of $_________ therefor.

The undersigned represents that it is acquiring such Common Stock for its own account for investment and not with a view to or for sale in connection with any distribution thereof. The undersigned requests that certificates for such shares be issued in the name of, and delivered to, _____________________whose address is ______________
_____________________________________________________________________.



DATED:   _________________

            _________________________________________
            (Signature must conform in all respects to name of Holder as specified on the face of the Warrant)

            Name:        _________________________________

            Title:       _________________________________

                                                                  XHIBIT 10.7.6


THESE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED. THEY MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF A REGISTRATION STATEMENT IN EFFECT WITH RESPECT TO THE SECURITIES UNDER SUCH ACT OR AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED OR UNLESS SOLD PURSUANT TO RULE 144 OF SUCH ACT.

THIS WARRANT AND THE SHARES PURCHASABLE HEREUNDER ARE SUBJECT TO RESTRICTIONS ON TRANSFER AS SET FORTH HEREIN.


                               WARRANT TO PURCHASE
                                  71,426 SHARES
                               OF COMMON STOCK OF
                           HEALTHSCIENCES GROUP, INC.

                         (Void after February 24, 2008)

         This certifies that FCIM Corp. or its permitted assigns (collectively, the "Holder"), for value received, is entitled to purchase from HEALTHSCIENCES GROUP, INC., a Colorado corporation (the "Company"), subject to the terms set forth below, 71,426 fully paid and nonassessable shares (subject to adjustment as provided herein) (the "Warrant Shares") of the common stock, par value $0.001 per share, of the Company ("Common Stock") for cash at a price per share of $0.60 (the "Exercise Price") (subject to adjustment as provided herein), subject to the provisions of Section 1.1 of this Warrant, at any time or from time to time up to and including 5:00 p.m. (Eastern Time) on the 5TH anniversary from the date hereof, such day being referred to herein as the "Expiration Date," upon surrender to the Company at its principal office (or at such other location as the Company may advise the Holder in writing) of this Warrant properly endorsed with the Form of Subscription attached hereto duly filled in and signed and upon payment of the aggregate Exercise Price for the number of shares for which this Warrant is being exercised determined in accordance with the provisions hereof. The Warrant Shares, when issued, may not be registered under the Securities Act of 1933 (the "Act"), and may be restricted within the meaning of Regulation D of such Act. The Exercise Price is subject to adjustment as provided in Section 3 of this Warrant. This Warrant is issued pursuant to that certain Securities Purchase Agreement, between the Company and the Holder. All capitalized terms not defined herein shall have the meanings provided in the Securities Purchase Agreement. This Warrant is issued subject to the following terms and conditions:

         1. Exercise; Issuance of Certificates.

                  1.1 General. This Warrant is exercisable at the option of the Holder of record on or prior to the Expiration Date, at any time or from time to time for all or any part of the

         Warrant Shares (but not for a fraction of a share), which may be purchased hereunder, as that number may be adjusted pursuant to Section 3 of this Warrant. The Company agrees that the Warrant Shares purchased under this Warrant shall be and are deemed to be issued to the Holder as the record owner of such Warrant Shares as of the close of business on the date on which this Warrant shall have been surrendered, properly endorsed, the completed and executed Form of Subscription delivered, and payment made for such Warrant Shares. Certificates for the Warrant Shares so purchased, together with any other securities or property to which the Holder is entitled upon such exercise, shall be delivered to the Holder by the Company at the Company's expense as soon as practicable after the rights represented by this Warrant have been so exercised. In case of a purchase of less than all the Warrant Shares which may be purchased under this Warrant, the Company shall cancel this Warrant and execute and deliver to the Holder within a reasonable time a new Warrant or Warrants of like tenor for the balance of the Warrant Shares purchasable under the Warrant surrendered upon such purchase. Each stock certificate so delivered shall be registered in the name of the Holder.

                  1.2 Consideration The Exercise Price shall be payable at the time of exercise. The Exercise Price may be paid in cash (by cashiers' check or wire transfer) or by: (i) surrender of shares of Common Stock of the Company already owned by the Holder, having a Market Price (as defined below) equal to the Exercise Price per share; or (ii) upon surrender of the Warrant at the principal office of the Company together with notice of election. In the event of exercise by surrender of shares of this Warrant, the Company shall issue Holder a number of Warrant Shares computed using the following formula:

                  X = Y (A-B)/A

         where: X = the number of Warrant Shares to be issued to Holder (not to exceed the number of Shares set forth on the cover page of this Warrant Agreement, as adjusted pursuant to the provisions of Section 6 of this Warrant Agreement).

                  Y = the number of Warrant Shares for which the Warrant is being exercised.

                  A = the  Market  Price  of one  Share  (for  purposes  of this
                  Section 1.2), the "Market Price" shall be defined as the closing price on the exchange on which the Common Stock traded for the trading day prior to the date of exercise of this Warrant Agreement; provided if the Common Stock does not trade on any exchange, the Market Price shall equal the closing bid price in the over-the-counter market for the trading day prior to the date of exercise of this Warrant Agreement, as reported by the National Association of Securities Dealers Automated Quotation System; and, provided further, that if the common stock is not quoted or listed by any organization, the fair value of the common stock, as determined by the Board of Directors of the Company, whose determination shall be conclusive, shall be used).

                  B = the Exercise Price.

                  1.3 Record Ownership. To the extent permitted by applicable law, the person in whose name any certificate for shares of Common Stock or other evidence of ownership of any other security is issued upon exercise of the Warrant shall for all purposes be deemed to have become the holder of record of such shares or other security on the date of delivery of the subscription form, irrespective of the date of delivery of such certificate or other evidence of ownership, notwithstanding that the transfer books of the Company shall then be closed or that such certificates or other evidence of ownership shall not then actually have been delivered to such person.

                  1.4 Regulatory Problem. The Holder shall not exercise or exchange the Warrant for shares of Common Stock if after giving effect to such exercise or exchange the Holder reasonably determines that such exercise would violate any law or regulation or any requirement of any governmental authority applicable to Holder or its affiliates.

         2. Shares to be Fully Paid. The Company covenants and agrees that all Warrant Shares, will, upon issuance and payment of the applicable Exercise Price, be duly authorized, validly issued, fully paid and nonassessable, and free of all liens and encumbrances, except for restrictions on transfer provided for herein or under applicable federal and state securities laws.

         3. Adjustment of Exercise Price and Number of Shares.

                  3.1 Adjustment for Reorganization, Consolidation, Merger, etc. The Exercise Price and the number of Warrant Shares shall be proportionately adjusted from time to time upon the occurrence of an increase in the number of shares of Common Stock outstanding by a stock dividend payable in shares of Common Stock or a subdivision or split-up of shares of Common Stock, a decrease in the number of shares of Common Stock outstanding by a combination of outstanding shares of Common Stock, any capital reorganization or any reclassification of Common Stock, or the consolidation, merger, combination or exchange of shares with another entity, or the divisive reorganization of the Company. Upon each adjustment of the Exercise Price, the Holder of this Warrant shall thereafter be entitled to purchase, at the Exercise Price resulting from such adjustment, the number of shares obtained by multiplying the Exercise Price in effect immediately prior to such adjustment by the number of shares purchasable pursuant hereto immediately prior to such adjustment, and dividing the product thereof by the Exercise Price resulting from such adjustment. The number of Shares purchasable upon the exercise of each Warrant is subject to adjustment from time to time upon the occurrence of any of the events enumerated below:

                  In case the Company (i) consolidates with or merges into any other entity and is not the continuing or surviving entity of such consolidation or merger, or (ii) permits any other entity to consolidate with or merge into the Company and the Company is the continuing or surviving Company but, in connection with such consolidation or merger, the Common Stock is changed into or exchanged for common stock or other securities of any other entity or cash or any other assets, or (iii) transfers all or substantially all of its properties and assets to any other entity, or (iv) effects a reorganization or reclassification of the equity of the Company in such a way that holders of Common Stock shall be entitled to receive stock, securities, cash or assets with respect to or in exchange for Common Stock, then, and in each such case, proper provision shall be made so that, upon the exercise of this Warrant at any time after the consummation of such consolidation, merger, transfer, reorganization or reclassification, the Holder shall be entitled to receive (at the aggregate Exercise Price in effect for Common Stock issuable upon such exercise of this Warrant immediately prior to such consummation), in lieu of Common Stock issuable upon such exercise of this Warrant prior to such consummation, the stock and other securities, cash and assets to which such Holder would have been entitled upon such consummation if such Holder had so exercised this Warrant immediately prior thereto.

                  3.2 Adjustments for Certain Issuances of Securities The Exercise Price shall also be subject to adjustment in accordance with
         Section 4(g) of the Securities Purchase Agreement.

         4. Registration. The Warrant Shares shall be subject to registration at the expense of the Company pursuant to the Registration Rights Agreement between the Company and the Holder dated as of the date hereof.

         5. Voting Rights. Nothing contained in this Warrant shall be construed as conferring upon the Holder the right to vote or to consent to or receive notice as a shareholder of the Company on any other matters or any rights whatsoever as a shareholder of the Company.

         6.  Compliance  with  Securities  Act:   Transferability   of  Warrant,
Disposition of Shares of Common Stock.

                  6.1 Compliance with Securities Act. The Holder, by acceptance hereof, agrees that this Warrant and the Warrant Shares to be issued upon exercise hereof are being acquired for investment and that it will not offer, sell, or otherwise dispose of this Warrant or any Warrant Shares except under circumstances which will not result in a violation of the Securities Act or any applicable state securities laws. This Warrant and all Warrant Shares (unless registered under the Act) shall be stamped or imprinted with a legend in substantially the following form:

         THESE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED OR THE SECURITIES OR BLUE SKY LAWS OF ANY STATE. THEY MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED, OR HYPOTHECATED IN THE ABSENCE OF A REGISTRATION STATEMENT IN EFFECT WITH RESPECT TO THE SECURITIES UNDER SUCH ACT OR AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY

         THAT SUCH REGISTRATION IS NOT REQUIRED, OR UNLESS SOLD PURSUANT TO RULE 144 OF SUCH ACT.

                  6.2 Accredited Investor; Access to Information. Holder represents and warrants that as of the date hereof Holder is an accredited investor within the meaning of Rule 501 of Regulation D promulgated under the Act. Holder has had the opportunity to ask questions of, and to receive answers from, appropriate executive officers of the Company with respect to the terms and conditions of the transactions contemplated hereby and with respect to the business, affairs, financial condition and results of operations of the Company. Holder has had access to such financial and other information as is necessary in order for Holder to make a fully informed decision as to investment in the Company, and has had the opportunity to obtain any additional information necessary to verify any of such information to which Holder has had access.

                  6.3 Warrant Transferable. Subject to compliance with applicable federal and state securities laws under which this Warrant was issued, this Warrant and all rights hereunder are transferable, in whole or in part, without charge to the Holder (except for transfer taxes), upon surrender of this Warrant properly endorsed; provided, however, that the Holder shall notify the Company in writing in advance of any proposed transfer and shall not transfer this Warrant or any rights hereunder to any person or entity which, in the sole judgment of the Company's board of directors, is then engaged in a business that is in competition with the Company, or is otherwise engaged in an effort to acquire control of the Company. As promptly as practicable but in any event within ten (10) Business Days of receipt of such properly endorsed Warrant, the Company shall issue, register and deliver to the Holder thereof a new Warrant or Warrants of like kind and tenor representing in the aggregate the right to purchase the same number of Warrant Shares that could be purchased pursuant to the Warrant being transferred. Holder shall pay Company's reasonable costs incurred in effectuating such transfer.

                  6.4 Disposition of Warrant Shares. With respect to any offer, sale, or other disposition of the Warrant, or any Warrant Shares if such shares are not registered and freely tradable under the Act when issued, the Holder hereof and each subsequent Holder of this Warrant agrees to give written notice to the Company prior thereto, describing briefly the manner thereof, together with a written opinion of such holder's counsel, if reasonably requested by the Company, to the effect that such offer, sale or other disposition may be effected without registration or qualification (under the Act as then in effect or any federal or state law then in effect) of the Warrant or Warrant Shares, as the case may be, and indicating whether or not under the Act certificates for the Warrant or Warrant Shares to be sold or otherwise disposed of require any restrictive legend as to applicable restrictions on transferability in order to insure compliance with the Act. Promptly upon receiving such written notice and opinion, the Company, as promptly as practicable, shall notify the Holder that such Holder may sell or otherwise dispose of the Warrant or Warrant Shares, all in accordance with the terms of the notice delivered to the Company. If a determination has been made pursuant to this subparagraph
         6.4 that the opinion of the counsel for the Holder is not reasonably satisfactory to the Company, the Company shall so notify the Holder promptly after such determination has been made. Notwithstanding the foregoing, the Warrant or Warrant Shares may be offered, sold or otherwise disposed of in accordance with Rule 144 under the Act, provided that the Company shall have been furnished with such information as the Company may request to provide reasonable assurance that the provisions of Rule 144 have been satisfied. Each certificate representing the Warrant or Warrant Shares thus transferred (except a transfer pursuant to Rule 144) shall bear a legend as to the applicable restrictions on transferability in order to insure compliance with the Act, unless in the aforesaid opinion of counsel for the Holder, such legend is not required in order to insure compliance with the Act. The Company may issue stop transfer instructions to its transfer agent in connection with such restrictions.

                  6.5 Limitation on Warrant Shares Notwithstanding anything else herein to the contrary, the Holder of this Warrant may not exercise any Warrant to the extent that after such conversion, the number of shares of Common Stock owned by the Holder and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of the Debentures and any unexercised Warrants), would result in ownership by the Holder and its affiliates of 4.99% or more of the Company's issued and outstanding shares of Common Stock following such exercise. In the event that the Holder owns both Debentures and Warrants which would otherwise result in ownership of 4.99% or more of the Company's issued and outstanding shares of Common Stock but for the prior sentence, then the Warrants shall be deemed to not be exercisable to the extent necessary to allow conversion of the Debentures to the maximum extent possible and still permit the Holder's ownership to remain below 4.99%. This restriction shall be binding upon any transferee of the Warrant from any Holder. The preceding shall not interfere with the Holder's right to exercise this Warrant over time which in the aggregate totals more than 4.99% of the then outstanding shares of Common Stock so long as such Holder and its affiliates do not own more than 4.99% of the then outstanding Common Stock at any given time.

         7. Modification and Waiver. This Warrant and any provision hereof may be changed, waived, discharged, or terminated only by an instrument in writing signed by the party against which enforcement of the same is sought.


         8. Notices. Any notice, request, or other document required or permitted to be given or delivered to the Holder hereof or the Company shall be delivered or shall be sent by certified mail, postage prepaid, or by facsimile with confirmation of transmission to the parties at the address set forth in the Securities Purchase Agreement, or such other address as either may from time to time provide to the other.

         9. Governing Law; Waiver of Jury Trial.

                  9.1 Governing Law. This Warrant shall be governed by and construed in accordance with the laws of the State of Colorado as applied to agreements executed and performed in such state. Each of the parties consents to the exclusive jurisdiction of the federal courts whose districts encompass any part of the City of New York or the state courts of the State of New York sitting in the City of New York in connection with any dispute arising under this Warrant and hereby waives, to the maximum extent permitted by law, any objection, including any objection based on forum non coveniens, to the bringing of any such proceeding in such jurisdictions. The Company shall reimburse the Holder for any reasonable legal fees and disbursements incurred by the Holder in enforcement of or protection of any of its rights under this Warrant.

                  9.2 Waiver of Jury Trial. BECAUSE DISPUTES ARISING IN CONNECTION WITH COMPLEX FINANCIAL TRANSACTIONS ARE MOST QUICKLY AND ECONOMICALLY RESOLVED BY AN EXPERIENCED AND EXPERT PERSON AND THE PARTIES WISH APPLICABLE LAWS TO APPLY (RATHER THAN ARBITRATION RULES), THE PARTIES DESIRE THAT THEIR DISPUTES BE RESOLVED BY A JUDGE APPLYING SUCH APPLICABLE LAWS. THEREFORE, TO ACHIEVE THE BEST COMBINATION OF THE BENEFITS OF THE JUDICIAL SYSTEM AND OF ARBITRATION, THE PARTIES HERETO WAIVE ALL RIGHT TO TRIAL BY JURY IN ANY ACTION, SUIT OR PROCEEDING BROUGHT TO ENFORCE OR DEFEND ANY RIGHTS OR REMEDIES UNDER THIS AGREEMENT OR ANY DOCUMENTS RELATED HERETO.


         10. Exchange of Warrant.

                  10.1 Lost Warrant. The Company represents and warrants to the Holder hereof that upon receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction, or mutilation of this Warrant and, in the case of any such loss, theft or destruction, upon receipt of an indemnity reasonably satisfactory to the Company, or in the case of any such mutilation upon surrender and cancellation of the Warrant, the Company will, at the Company's expense, make and deliver a new Warrant, of like tenor, in lieu of the lost, stolen, destroyed or mutilated Warrant.

                  10.2 Exchange. The Holder may exchange this Warrant at its option, upon presentation and surrender of this Warrant to Company, for other Warrants of different denominations, entitling the Holder to purchase in the aggregate the same number of Warrant Shares. A Warrant may be divided or combined with other Warrants that carry the same rights, upon presentation thereof at the principal office of the Company, together with written notice specifying the names and denominations in which new Warrants are to be issued and signed by the holder thereof. In order to effect an exchange permitted by this
         Section 10.2, the Holder shall deliver to the Company this Warrant accompanied by a written request signed by the Holder specifying the number and denominations of the Warrant or the Warrants to be issued in such exchange and the names in which the Warrant or Warrants are to be issued. As promptly as practicable but in any event within ten (10) Business Days of receipt of such a request, the Company shall, without charge, issue, register and deliver to the Holder each Warrant to be issued in such exchange.


         11. Fractional Shares. No fractional shares shall be issued upon exercise of this Warrant. The Company shall, in lieu of issuing any fractional share, pay the Holder entitled to such fraction a sum in cash equal to such fraction (calculated to the nearest 1/100th of a share) multiplied by the then effective Exercise Price on the date the Form of Subscription is received by the Company.


         12. Successors and Assigns. This Warrant and the rights evidenced hereby shall inure to the benefit of and be binding upon the successors and assigns of the Company and successors and permitted assigns of the Holder. The provisions of this Warrant are intended to be for the benefit of all Holders from time to time of this Warrant, and shall be enforceable by any such Holder.


         13. Preparation of Warrant. The Company prepared this Warrant solely on its behalf. Each party to this Warrant acknowledges that: (i) the party had the advice of, or sufficient opportunity to obtain the advice of, legal counsel separate and independent of legal counsel for any other party hereto; (ii) the terms of the transactions contemplated by this Warrant are fair and reasonable to such party; and (iii) such party has voluntarily entered into the transactions contemplated by this Warrant without duress or coercion. Each party further acknowledges that such party was not represented by the legal counsel of any other party hereto in connection with the transactions contemplated by this Warrant, nor was he or it under any belief or understanding that such legal counsel was representing his or its interests. Each party agrees that no conflict, omission or ambiguity in this Warrant, or the interpretation thereof, shall be presumed, implied or otherwise construed against any other party to this Warrant on the basis that such party was responsible for drafting this Warrant.

                            [SIGNATURE PAGE FOLLOWS]

         IN WITNESS WHEREOF, the Company has caused this Warrant to be duly executed by its officer, thereunto duly authorized as of February____, 2003.


                  COMPANY:



                  HEALTH SCIENCES GROUP, INC.,

                  a Colorado corporation



                  By:  _______________________________
                  Its:  _______________________________



(1) Insert here the number of shares called for on the face of the Warrant (or, in the case of a partial exercise, the portion thereof as to which the Warrant is being exercised), in either case without making any adjustment for any stock or other securities or property or cash which, pursuant to the adjustment provisions of the Warrant, may be deliverable upon exercise.

                              FORM OF SUBSCRIPTION

(To be signed only upon exercise of Warrant)

To:      HEALTHSCIENCES GROUP, INC.

The undersigned, the holder of the attached Common Stock Warrant, hereby irrevocably elects to exercise the purchase right represented by such Warrant for, and to purchase thereunder, _____________shares of Common Stock of HEALTHSCIENCES GROUP, INC. (the "Company") and herewith makes payment of $_________ therefor.

The undersigned represents that it is acquiring such Common Stock for its own account for investment and not with a view to or for sale in connection with any distribution thereof. The undersigned requests that certificates for such shares be issued in the name of, and delivered to, _____________________whose address
is                                                                ______________
_____________________________________________________________________.



DATED:   _________________

         _________________________________________
         (Signature must conform in all respects to name of Holder as specified on the face of the Warrant)

         Name:        _________________________________

         Title:       _________________________________

                                                                  EXHIBIT 10.7.7


THESE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED. THEY MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF A REGISTRATION STATEMENT IN EFFECT WITH RESPECT TO THE SECURITIES UNDER SUCH ACT OR AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED OR UNLESS SOLD PURSUANT TO RULE 144 OF SUCH ACT.

THIS WARRANT AND THE SHARES PURCHASABLE HEREUNDER ARE SUBJECT TO RESTRICTIONS ON TRANSFER AS SET FORTH HEREIN.


                               WARRANT TO PURCHASE
                                  14,286 SHARES
                               OF COMMON STOCK OF
                           HEALTHSCIENCES GROUP, INC.

                         (Void after February 24, 2008)

         This certifies that George Matin or its permitted assigns (collectively, the "Holder"), for value received, is entitled to purchase from HEALTHSCIENCES GROUP, INC., a Colorado corporation (the "Company"), subject to the terms set forth below, 14,286 fully paid and nonassessable shares (subject to adjustment as provided herein) (the "Warrant Shares") of the common stock, par value $0.001 per share, of the Company ("Common Stock") for cash at a price per share of $0.60 (the "Exercise Price") (subject to adjustment as provided herein), subject to the provisions of Section 1.1 of this Warrant, at any time or from time to time up to and including 5:00 p.m. (Eastern Time) on the 5TH anniversary from the date hereof, such day being referred to herein as the "Expiration Date," upon surrender to the Company at its principal office (or at such other location as the Company may advise the Holder in writing) of this Warrant properly endorsed with the Form of Subscription attached hereto duly filled in and signed and upon payment of the aggregate Exercise Price for the number of shares for which this Warrant is being exercised determined in accordance with the provisions hereof. The Warrant Shares, when issued, may not be registered under the Securities Act of 1933 (the "Act"), and may be restricted within the meaning of Regulation D of such Act. The Exercise Price is subject to adjustment as provided in Section 3 of this Warrant. This Warrant is issued pursuant to that certain Securities Purchase Agreement, between the Company and the Holder. All capitalized terms not defined herein shall have the meanings provided in the Securities Purchase Agreement. This Warrant is issued subject to the following terms and conditions:



         1. Exercise; Issuance of Certificates.

                  1.1 General. This Warrant is exercisable at the option of the Holder of record on or prior to the Expiration Date, at any time or from time to time for all or any part of the

         Warrant Shares (but not for a fraction of a share), which may be purchased hereunder, as that number may be adjusted pursuant to Section 3 of this Warrant. The Company agrees that the Warrant Shares purchased under this Warrant shall be and are deemed to be issued to the Holder as the record owner of such Warrant Shares as of the close of business on the date on which this Warrant shall have been surrendered, properly endorsed, the completed and executed Form of Subscription delivered, and payment made for such Warrant Shares. Certificates for the Warrant Shares so purchased, together with any other securities or property to which the Holder is entitled upon such exercise, shall be delivered to the Holder by the Company at the Company's expense as soon as practicable after the rights represented by this Warrant have been so exercised. In case of a purchase of less than all the Warrant Shares which may be purchased under this Warrant, the Company shall cancel this Warrant and execute and deliver to the Holder within a reasonable time a new Warrant or Warrants of like tenor for the balance of the Warrant Shares purchasable under the Warrant surrendered upon such purchase. Each stock certificate so delivered shall be registered in the name of the Holder.

                  1.2 Consideration The Exercise Price shall be payable at the time of exercise. The Exercise Price may be paid in cash (by cashiers' check or wire transfer) or by: (i) surrender of shares of Common Stock of the Company already owned by the Holder, having a Market Price (as defined below) equal to the Exercise Price per share; or (ii) upon surrender of the Warrant at the principal office of the Company together with notice of election. In the event of exercise by surrender of shares of this Warrant, the Company shall issue Holder a number of Warrant Shares computed using the following formula:

                  X = Y (A-B)/A

where: X = the number of Warrant Shares to be issued to Holder (not to exceed the number of Shares set forth on the cover page of this Warrant Agreement, as adjusted pursuant to the provisions of Section 6 of this Warrant Agreement).

                  Y = the number of Warrant Shares for which the Warrant is being exercised.

                  A = the  Market  Price  of one  Share  (for  purposes  of this
                  Section 1.2), the "Market Price" shall be defined as the closing price on the exchange on which the Common Stock traded for the trading day prior to the date of exercise of this Warrant Agreement; provided if the Common Stock does not trade on any exchange, the Market Price shall equal the closing bid price in the over-the-counter market for the trading day prior to the date of exercise of this Warrant Agreement, as reported by the National Association of Securities Dealers Automated Quotation System; and, provided further, that if the common stock is not quoted or listed by any organization, the fair value of the common stock, as determined by the Board of Directors of the Company, whose determination shall be conclusive, shall be used).

                  B = the Exercise Price.


                  1.3 Record Ownership. To the extent permitted by applicable law, the person in whose name any certificate for shares of Common Stock or other evidence of ownership of any other security is issued upon exercise of the Warrant shall for all purposes be deemed to have become the holder of record of such shares or other security on the date of delivery of the subscription form, irrespective of the date of delivery of such certificate or other evidence of ownership, notwithstanding that the transfer books of the Company shall then be closed or that such certificates or other evidence of ownership shall not then actually have been delivered to such person.

                  1.4 Regulatory Problem. The Holder shall not exercise or exchange the Warrant for shares of Common Stock if after giving effect to such exercise or exchange the Holder reasonably determines that such exercise would violate any law or regulation or any requirement of any governmental authority applicable to Holder or its affiliates.

         2. Shares to be Fully Paid. The Company covenants and agrees that all Warrant Shares, will, upon issuance and payment of the applicable Exercise Price, be duly authorized, validly issued, fully paid and nonassessable, and free of all liens and encumbrances, except for restrictions on transfer provided for herein or under applicable federal and state securities laws.

         3. Adjustment of Exercise Price and Number of Shares.

                  3.1 Adjustment for Reorganization, Consolidation, Merger, etc. The Exercise Price and the number of Warrant Shares shall be proportionately adjusted from time to time upon the occurrence of an increase in the number of shares of Common Stock outstanding by a stock dividend payable in shares of Common Stock or a subdivision or split-up of shares of Common Stock, a decrease in the number of shares of Common Stock outstanding by a combination of outstanding shares of Common Stock, any capital reorganization or any reclassification of Common Stock, or the consolidation, merger, combination or exchange of shares with another entity, or the divisive reorganization of the Company. Upon each adjustment of the Exercise Price, the Holder of this Warrant shall thereafter be entitled to purchase, at the Exercise Price resulting from such adjustment, the number of shares obtained by multiplying the Exercise Price in effect immediately prior to such adjustment by the number of shares purchasable pursuant hereto immediately prior to such adjustment, and dividing the product thereof by the Exercise Price resulting from such adjustment. The number of Shares purchasable upon the exercise of each Warrant is subject to adjustment from time to time upon the occurrence of any of the events enumerated below:

                  In case the Company (i) consolidates with or merges into any other entity and is not the continuing or surviving entity of such consolidation or merger, or (ii) permits any other entity to consolidate with or merge into the Company and the Company is the continuing or surviving Company but, in connection with such consolidation or merger, the Common Stock is changed into or exchanged for common stock or other securities of any other entity or cash or any other assets, or (iii) transfers all or substantially all of its properties and assets to any other entity, or (iv) effects a reorganization or reclassification of the equity of the Company in such a way that holders of Common Stock shall be entitled to receive stock, securities, cash or assets with respect to or in exchange for Common Stock, then, and in each such case, proper provision shall be made so that, upon the exercise of this Warrant at any time after the consummation of such consolidation, merger, transfer, reorganization or reclassification, the Holder shall be entitled to receive (at the aggregate Exercise Price in effect for Common Stock issuable upon such exercise of this Warrant immediately prior to such consummation), in lieu of Common Stock issuable upon such exercise of this Warrant prior to such consummation, the stock and other securities, cash and assets to which such Holder would have been entitled upon such consummation if such Holder had so exercised this Warrant immediately prior thereto.

                  3.2 Adjustments for Certain Issuances of Securities The Exercise Price shall also be subject to adjustment in accordance with
         Section 4(g) of the Securities Purchase Agreement.

         4. Registration. The Warrant Shares shall be subject to registration at the expense of the Company pursuant to the Registration Rights Agreement between the Company and the Holder dated as of the date hereof.

         5. Voting Rights. Nothing contained in this Warrant shall be construed as conferring upon the Holder the right to vote or to consent to or receive notice as a shareholder of the Company on any other matters or any rights whatsoever as a shareholder of the Company.

         6.  Compliance  with  Securities  Act:   Transferability   of  Warrant,
Disposition of Shares of Common Stock.

                  6.1 Compliance with Securities Act. The Holder, by acceptance hereof, agrees that this Warrant and the Warrant Shares to be issued upon exercise hereof are being acquired for investment and that it will not offer, sell, or otherwise dispose of this Warrant or any Warrant Shares except under circumstances which will not result in a violation of the Securities Act or any applicable state securities laws. This Warrant and all Warrant Shares (unless registered under the Act) shall be stamped or imprinted with a legend in substantially the following form:

         THESE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED OR THE SECURITIES OR BLUE SKY LAWS OF ANY STATE. THEY MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED, OR HYPOTHECATED IN THE ABSENCE OF A REGISTRATION STATEMENT IN EFFECT WITH RESPECT TO THE SECURITIES UNDER SUCH ACT OR AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED, OR UNLESS SOLD PURSUANT TO RULE 144 OF SUCH ACT.

                  6.2 Accredited Investor; Access to Information. Holder represents and warrants that as of the date hereof Holder is an accredited investor within the meaning of Rule 501 of Regulation D promulgated under the Act. Holder has had the opportunity to ask questions of, and to receive answers from, appropriate executive officers of the Company with respect to the terms and conditions of the transactions contemplated hereby and with respect to the business, affairs, financial condition and results of operations of the Company. Holder has had access to such financial and other information as is necessary in order for Holder to make a fully informed decision as to investment in the Company, and has had the opportunity to obtain any additional information necessary to verify any of such information to which Holder has had access.

                  6.3 Warrant Transferable. Subject to compliance with applicable federal and state securities laws under which this Warrant was issued, this Warrant and all rights hereunder are transferable, in whole or in part, without charge to the Holder (except for transfer taxes), upon surrender of this Warrant properly endorsed; provided, however, that the Holder shall notify the Company in writing in advance of any proposed transfer and shall not transfer this Warrant or any rights hereunder to any person or entity which, in the sole judgment of the Company's board of directors, is then engaged in a business that is in competition with the Company, or is otherwise engaged in an effort to acquire control of the Company. As promptly as practicable but in any event within ten (10) Business Days of receipt of such properly endorsed Warrant, the Company shall issue, register and deliver to the Holder thereof a new Warrant or Warrants of like kind and tenor representing in the aggregate the right to purchase the same number of Warrant Shares that could be purchased pursuant to the Warrant being transferred. Holder shall pay Company's reasonable costs incurred in effectuating such transfer.


                  6.4 Disposition of Warrant Shares. With respect to any offer, sale, or other disposition of the Warrant, or any Warrant Shares if such shares are not registered and freely tradable under the Act when issued, the Holder hereof and each subsequent Holder of this Warrant agrees to give written notice to the Company prior thereto, describing briefly the manner thereof, together with a written opinion of such holder's counsel, if reasonably requested by the Company, to the effect that such offer, sale or other disposition may be effected without registration or qualification (under the Act as then in effect or any federal or state law then in effect) of the Warrant or Warrant Shares, as the case may be, and indicating whether or not under the Act certificates for the Warrant or Warrant Shares to be sold or otherwise disposed of require any restrictive legend as to applicable restrictions on transferability in order to insure compliance with the Act. Promptly upon receiving such written notice and opinion, the Company, as promptly as practicable, shall notify the Holder that such Holder may sell or otherwise dispose of the Warrant or Warrant Shares, all in accordance with the terms of the notice delivered to the Company. If a determination has been made pursuant to this subparagraph
         6.4 that the opinion of the counsel for the Holder is not reasonably satisfactory to the Company, the Company shall so notify the Holder promptly after such determination has been made. Notwithstanding the foregoing, the Warrant or Warrant Shares may be offered, sold or otherwise disposed of in accordance with Rule 144 under the Act, provided that the Company shall have been furnished with such information as the Company may request to provide reasonable assurance that the provisions of Rule 144 have been satisfied. Each certificate representing the Warrant or Warrant Shares thus transferred (except a transfer pursuant to Rule 144) shall bear a legend as to the applicable restrictions on transferability in order to insure compliance with the Act, unless in the aforesaid opinion of counsel for the Holder, such legend is not required in order to insure compliance with the Act. The Company may issue stop transfer instructions to its transfer agent in connection with such restrictions.

                  6.5 Limitation on Warrant Shares Notwithstanding anything else herein to the contrary, the Holder of this Warrant may not exercise any Warrant to the extent that after such conversion, the number of shares of Common Stock owned by the Holder and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of the Debentures and any unexercised Warrants), would result in ownership by the Holder and its affiliates of 4.99% or more of the Company's issued and outstanding shares of Common Stock following such exercise. In the event that the Holder owns both Debentures and Warrants which would otherwise result in ownership of 4.99% or more of the Company's issued and outstanding shares of Common Stock but for the prior sentence, then the Warrants shall be deemed to not be exercisable to the extent necessary to allow conversion of the Debentures to the maximum extent possible and still permit the Holder's ownership to remain below 4.99%. This restriction shall be binding upon any transferee of the Warrant from any Holder. The preceding shall not interfere with the Holder's right to exercise this Warrant over time which in the aggregate totals more than 4.99% of the then outstanding shares of Common Stock so long as such Holder and its affiliates do not own more than 4.99% of the then outstanding Common Stock at any given time.

         7. Modification and Waiver. This Warrant and any provision hereof may be changed, waived, discharged, or terminated only by an instrument in writing signed by the party against which enforcement of the same is sought.


         8. Notices. Any notice, request, or other document required or permitted to be given or delivered to the Holder hereof or the Company shall be delivered or shall be sent by certified mail, postage prepaid, or by facsimile with confirmation of transmission to the parties at the address set forth in the Securities Purchase Agreement, or such other address as either may from time to time provide to the other.

         9. Governing Law; Waiver of Jury Trial.

                  9.1 Governing Law. This Warrant shall be governed by and construed in accordance with the laws of the State of Colorado as applied to agreements executed and performed in such state. Each of the parties consents to the exclusive jurisdiction of the federal courts whose districts encompass any part of the City of New York or the state courts of the State of New York sitting in the City of New York in connection with any dispute arising under this Warrant and hereby waives, to the maximum extent permitted by law, any objection, including any objection based on forum non coveniens, to the bringing of any such proceeding in such jurisdictions. The Company shall reimburse the Holder for any reasonable legal fees and disbursements incurred by the Holder in enforcement of or protection of any of its rights under this Warrant.

                  9.2 Waiver of Jury Trial. BECAUSE DISPUTES ARISING IN CONNECTION WITH COMPLEX FINANCIAL TRANSACTIONS ARE MOST QUICKLY AND ECONOMICALLY RESOLVED BY AN EXPERIENCED AND EXPERT PERSON AND THE PARTIES WISH APPLICABLE LAWS TO APPLY (RATHER THAN ARBITRATION RULES), THE PARTIES DESIRE THAT THEIR DISPUTES BE RESOLVED BY A JUDGE APPLYING SUCH APPLICABLE LAWS. THEREFORE, TO ACHIEVE THE BEST COMBINATION OF

         THE BENEFITS OF THE JUDICIAL SYSTEM AND OF ARBITRATION, THE PARTIES HERETO WAIVE ALL RIGHT TO TRIAL BY JURY IN ANY ACTION, SUIT OR PROCEEDING BROUGHT TO ENFORCE OR DEFEND ANY RIGHTS OR REMEDIES UNDER THIS AGREEMENT OR ANY DOCUMENTS RELATED HERETO.


         10. Exchange of Warrant.

                  10.1 Lost Warrant. The Company represents and warrants to the Holder hereof that upon receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction, or mutilation of this Warrant and, in the case of any such loss, theft or destruction, upon receipt of an indemnity reasonably satisfactory to the Company, or in the case of any such mutilation upon surrender and cancellation of the Warrant, the Company will, at the Company's expense, make and deliver a new Warrant, of like tenor, in lieu of the lost, stolen, destroyed or mutilated Warrant.


                  10.2 Exchange. The Holder may exchange this Warrant at its option, upon presentation and surrender of this Warrant to Company, for other Warrants of different denominations, entitling the Holder to purchase in the aggregate the same number of Warrant Shares. A Warrant may be divided or combined with other Warrants that carry the same rights, upon presentation thereof at the principal office of the Company, together with written notice specifying the names and denominations in which new Warrants are to be issued and signed by the holder thereof. In order to effect an exchange permitted by this
         Section 10.2, the Holder shall deliver to the Company this Warrant accompanied by a written request signed by the Holder specifying the number and denominations of the Warrant or the Warrants to be issued in such exchange and the names in which the Warrant or Warrants are to be issued. As promptly as practicable but in any event within ten (10) Business Days of receipt of such a request, the Company shall, without charge, issue, register and deliver to the Holder each Warrant to be issued in such exchange.


         11. Fractional Shares. No fractional shares shall be issued upon exercise of this Warrant. The Company shall, in lieu of issuing any fractional share, pay the Holder entitled to such fraction a sum in cash equal to such fraction (calculated to the nearest 1/100th of a share) multiplied by the then effective Exercise Price on the date the Form of Subscription is received by the Company.


         12. Successors and Assigns. This Warrant and the rights evidenced hereby shall inure to the benefit of and be binding upon the successors and assigns of the Company and successors and permitted assigns of the Holder. The provisions of this Warrant are intended to be for the benefit of all Holders from time to time of this Warrant, and shall be enforceable by any such Holder.


         13. Preparation of Warrant. The Company prepared this Warrant solely on its behalf. Each party to this Warrant acknowledges that: (i) the party had the advice of, or sufficient opportunity to obtain the advice of, legal counsel separate and independent of legal counsel for any other party hereto; (ii) the terms of the transactions contemplated by this Warrant are fair and reasonable to such party; and (iii) such party has voluntarily entered into the transactions contemplated by this Warrant without duress or coercion. Each party further acknowledges that such party was not represented by the legal counsel of any other party hereto in connection with the transactions contemplated by this Warrant, nor was he or it under any belief or understanding that such legal counsel was representing his or its interests. Each party agrees that no conflict, omission or ambiguity in this Warrant, or the interpretation thereof, shall be presumed, implied or otherwise construed against any other party to this Warrant on the basis that such party was responsible for drafting this Warrant.


                            [SIGNATURE PAGE FOLLOWS]

         IN WITNESS WHEREOF, the Company has caused this Warrant to be duly executed by its officer, thereunto duly authorized as of February____, 2003.


                           COMPANY:



                           HEALTH SCIENCES GROUP, INC.,

                           a Colorado corporation



                           By:  _______________________________
                           Its:  _______________________________



(1) Insert here the number of shares called for on the face of the Warrant (or, in the case of a partial exercise, the portion thereof as to which the Warrant is being exercised), in either case without making any adjustment for any stock or other securities or property or cash which, pursuant to the adjustment provisions of the Warrant, may be deliverable upon exercise.

                              FORM OF SUBSCRIPTION

(To be signed only upon exercise of Warrant)

To:      HEALTHSCIENCES GROUP, INC.

The undersigned, the holder of the attached Common Stock Warrant, hereby irrevocably elects to exercise the purchase right represented by such Warrant for, and to purchase thereunder, _____________shares of Common Stock of HEALTHSCIENCES GROUP, INC. (the "Company") and herewith makes payment of $_________ therefor.

The undersigned represents that it is acquiring such Common Stock for its own account for investment and not with a view to or for sale in connection with any distribution thereof. The undersigned requests that certificates for such shares be issued in the name of, and delivered to, _____________________whose address is_____________________________________________________________________________.



DATED:   _________________

            _________________________________________
            (Signature must conform in all respects to name of Holder as specified on the face of the Warrant)

            Name:        _________________________________

            Title:       _________________________________

                                                                  EXHIBIT 10.7.8


                          REGISTRATION RIGHTS AGREEMENT

         THIS REGISTRATION RIGHTS AGREEMENT, dated as of February __, 2003(this "Agreement"), is made by and between HEALTH SCIENCES GROUP, INC., a Colorado corporation, with headquarters located at 6080 Center Drive, 6th Floor, Los Angeles, California 90045 (the "Company"), and each entity named on a signature page hereto (each an "Investor" and collectively the "Investors") (each Agreement with an Investor being deemed a separate and independent agreement between the Company and such Investor, except that each Investor acknowledges and consents to the rights granted to each other Investor under such Agreement.

                              W I T N E S S E T H:

         WHEREAS, upon the terms and subject to the conditions of the Securities Purchase Agreement, dated as of the date of acceptance as set forth on the Securities Purchase Agreement, between the Investor and the Company (the "Securities Purchase Agreement;" capitalized terms not otherwise defined herein shall have the meanings ascribed to them in the Securities Purchase Agreement), the Company has agreed to issue and sell to the Investors the Debentures; and

         WHEREAS, the Debentures are convertible into shares of Common Stock (the "Conversion Shares"; which term, for purposes of this Agreement, shall include shares of Common Stock of the Company issuable in lieu of accrued interest through the Maturity Date of the Debentures, as that term is defined in and as contemplated by the Debentures ) upon the terms and subject to the conditions contained in the Debentures; and

         WHEREAS, the Company has agreed to issue the Warrants to the Investor in connection with the issuance of the Debentures, and the Warrants may be exercised for the purchase of shares of Common Stock (the "Warrant Shares") upon the terms and conditions of the Warrants; and

         WHEREAS, to induce the Investor to execute and deliver the Securities Purchase Agreement, the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, or any similar successor statute (collectively, the "Securities Act"), with respect to the Registrable Securities;

         NOW, THEREFORE, in consideration of the premises and the mutual covenants contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Company and the Investor hereby agree as follows:

         1. Definitions. As used in this Agreement, the following terms shall have the following meanings:

         (a) "Closing Date" means the date of the closing of the purchase and sale of the Debentures and Warrants upon the release of the Purchase Price from escrow, as provided in the Securities Purchase Agreement.

         (b) "Effective Date" means the date the SEC declares a Registration Statement covering Registrable Securities and otherwise meeting the conditions contemplated hereby to be effective.

         (c) "Register," "Registered," and "Registration" refer to a registration effected by preparing and filing a Registration Statement or Statements in compliance with the Securities Act and pursuant to Rule 415 under the Securities Act or any successor rule providing for offering securities on a continuous basis ("Rule 415"), and the declaration or ordering of effectiveness of such Registration Statement by the United States Securities and Exchange Commission (the "SEC").

         (d) "Registrable Securities" means the Conversion Shares and the Warrant Shares.

         (e) "Registration Statement" means a registration statement of the Company under the Securities Act covering Registrable Securities on Form SB-2, if the Company is then eligible to file using such form, and if not eligible, on such other appropriate form.

         2. Registration.

         (a) Mandatory Registration.

                  (i) The Company shall prepare and file with the SEC, as soon as possible after the Closing Date but no later than thirty (30) days after the Closing Date (the "Required Filing Date"), a Registration Statement registering for resale by the Investor a sufficient number of shares of Common Stock for the Investors to sell the Registrable Securities, but in no event less than the number of shares equal to the number of shares into which the Debentures and all interest thereon through the Maturity Date would be convertible at the time of filing of such Registration Statement (assuming for such purposes that all Debentures in the original principal amount of $300,000 had been issued, had been eligible to be converted, and had been converted, into Conversion Shares at the Conversion Price, whether or not such issuance, eligibility, accrual of interest or conversion had in fact occurred as of such date) and (y) the number of Warrant Shares which would be issuable on exercise of the Warrants. The Registration Statement shall also cover (A) the Collateral, as that term is defined in the Pledge and Security Agreement executed by Frederick Tannous and William Glaser, of even date herewith, (B) the shares of Common Stock issuable upon exercise of the Warrants being issued to George Matin and FCIM Corp. and (C) a maximum of 200,000 shares of Common Stock issued to Pollet, Richardson &

         Patel in connection with and as compensation for the preparation of the Registration Statement. The Registration Statement shall state that, in accordance with Rule 416 and 457 under the Securities Act, it also covers such indeterminate number of additional shares of Common Stock as may become issuable upon conversion of the Debentures and the exercise of the Warrants to prevent dilution resulting from stock splits or stock dividends. The Company will use its reasonable best efforts to cause such Registration Statement to be declared effective. In the event that the Registration Statement is is not effective (the "Required Effective Date") upon the earlier of (Y) five (5) days after oral or written notice by the SEC that it may be declared effective or
         (Z) ninety (90) days after the date on which the registration statement is filed (unless such failure to become effective is a result of the actions of the Lender), the Company will be deemed to be in breach of this Agreement.

                  (ii) The aggregate number of shares registered for the Investors in each Registration Statement or amendment thereto shall be allocated among the Investors on a pro rata basis among them according to their relative Registrable Shares included in such Registration Statement.

         (b) Payments by the Company.

                  (i) If the Registration Statement covering the Registrable Securities is not filed in proper form with the SEC by the Required Filing Date, the Company will make payment to the Initial Investor in such amounts and at such times as shall be determined pursuant to this
         Section 2(b).

                  (ii) If the Registration Statement covering the Registrable Securities is not effective by the relevant Required Effective Date or if the Investor is restricted from making sales of Registrable Securities covered by a previously effective Registration Statement at any time by virtue of a suspension or stop order with respect to such Registration Statement (the date such restriction commences, a "Restricted Sale Date"), then the Company will make payments to the Investor in such amounts and at such times as shall be determined pursuant to this Section 2(b); notwithstanding the following, the Company may suspend the Investor from making sales of Registrable Securities for up to three such suspension periods during any consecutive 12 month period, each of which suspension period shall not either (i) be for more than three (3) business days or (ii) begin less than ten (10) business days after the last day of the preceding suspension.

                  (iii) The amount (the "Periodic Amount") to be paid by the Company to the Investor shall be determined as of each Computation Date (as defined below) and such Periodic Amount shall be equal to 2% of the principal amount of Debenture outstanding for the period from the date following each of the relevant Required Filing Date or the Required Effective Date, as the case may be, to the first relevant Computation Date, and thereafter to each subsequent Computation Date (prorated on a daily basis if such period is less than thirty [30] days). The parties acknowledge that the failure to comply on a timely basis with the provisions related to both the Required Filing Date and the Required Effective Date would result in a payment of fourpercent of the then outstanding principal amount of the Debenture. Anything in the preceding provisions of this paragraph (iii) to the contrary notwithstanding, after the

         Effective Date the Purchase Price shall be deemed to refer to the sum of (X) the principal amount of all Debentures previously purchased but not yet converted and (Y) the Held Shares Value (as defined below). The "Held Shares Value" means, for shares acquired by the Investor upon a conversion within the thirty (30) days preceding the Restricted Sale Date, but not yet sold by the Investor the principal amount of the Debentures converted into such shares of Common Stock; provided, however, that if the Investor effected more than one conversion during such thirty (30) day period and sold less than all of such shares, the sold shares shall be deemed to be derived first from the conversions in the sequence of such conversions (that is, for example, until the number of shares from the first of such conversions have been sold, all shares shall be deemed to be from the first conversion; thereafter, from the second conversion until all such shares are sold).

                  (iv) Each Periodic Amount will be payable by the Company, and at the option of the Investor, in cash or freely tradable shares of Common Stock (1) on the day after the Required Filing Date or the Required Effective Date, as the case may be, and (2) each thirtieth day thereafter.

                  (v) The parties acknowledge that the damages which may be incurred by the Investor if the Registration Statement is not filed by the Required Filing Date or the Registration Statement has not been declared effective by a Required Effective Date, including if the right to sell Registrable Securities under a previously effective
         Registration Statement is suspended or the shares of the Company's stock are not listed on the Principal Trading Market, may be difficult to ascertain. The parties agree that the Periodic Amounts represent a reasonable estimate on the part of the parties, as of the date of this Agreement, of the amount of such damages.

                  (vi) Notwithstanding the foregoing, the amounts payable by the Company pursuant to this provision shall not be payable to the extent any delay in the effectiveness of the Registration Statement or such Registration Statement is suspended or subject to a stop order occurs because of an act of, or a failure to act or to act timely by the Investor or its counsel.

                  (vii) "Computation Date" means (A) the date which is the earlier of (1) thirty (30) days after the Required Filing Date or Required Effective Date, as the case may be, or (2) the date after the Required Filing Date on which the Registration Statement is filed (with respect to payments due as contemplated by Section 2(b)(i) hereof) or the date after the Required Effective Date on which the Registration Statement is declared effective (with respect to payments due as contemplated by Section 2(b)(ii) hereof), as the case may be, and (B) each date which is the earlier of (1) thirty (30) days after the previous Computation Date or (2) the date after the previous Computation Date on which the Registration Statement is filed (with respect to payments due as contemplated by Section 2(b)(i) hereof) or is declared effective (with respect to payments due as contemplated by Section 2(b)(ii) hereof), as the case may be.

         3. Obligations of the Company. In connection with the registration of the Registrable Securities, the Company shall do each of the following:

         (a) Prepare promptly, and file with the SEC by the Required Filing Date a Registration Statement with respect to not less than the number of Registrable Securities provided in Section 2(a) above, and thereafter use its reasonable best efforts to cause such Registration Statement relating to Registrable Securities to become effective by the Required Effective Date and keep the Registration Statement effective at all times during the period (the
"Registration Period") continuing until the earlier of (i) the date when the Investors may sell all Registrable Securities under Rule 144 without volume or other restrictions or limits or (ii) the date the Investors no longer own any of the Registrable Securities, which Registration Statement (including any amendments or supplements thereto and prospectuses contained therein) shall not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances in which they were made, not misleading;

         (b) Prepare and file with the SEC such amendments (including post-effective amendments) and supplements to the Registration Statement and the prospectus used in connection with the Registration Statement as may be necessary to keep the Registration Statement effective at all times during the Registration Period, and, during the Registration Period, comply with the provisions of the Securities Act with respect to the disposition of all Registrable Securities of the Company covered by the Registration Statement until such time as all of such Registrable Securities have been disposed of in accordance with the intended methods of disposition by the seller or sellers thereof as set forth in the Registration Statement;

         (c) Permit a single firm of counsel designated by the Investors to review the Registration Statement and all amendments and supplements thereto a reasonable period of time (but not less than three (3) business days) prior to their filing with the SEC, and not file any document in a form to which such counsel reasonably objects.

         (d) Notify each Investor and the Investor's  counsel  (initially Steven
W. Schuster, Esq.) and any managing underwriters immediately (and, in the case of (i)(A) below, not less than three (3) business days prior to such filing) and (if requested by any such person) confirm such notice in writing no later than one (1) business day following the day (i)(A) when a Prospectus or any Prospectus supplement or post-effective amendment to the Registration Statement is proposed to be filed; (B) whenever the SEC notifies the Company whether there will be a "review" of such Registration Statement; (C) whenever the Company receives (or a representative of the Company receives on its behalf) any oral or written comments from the SEC in respect of a Registration Statement (copies or, in the case of oral comments, summaries of such comments shall be promptly furnished by the Company to the Investors); and (D) with respect to the Registration Statement or any post-effective amendment, when the same has become effective; (ii) of any request by the SEC or any other Federal or state governmental authority for amendments or supplements to the Registration Statement or Prospectus or for additional information; (iii) of the issuance by the SEC of any stop order suspending the effectiveness of the Registration Statement covering any or all of the Registrable Securities or the initiation of any proceedings for that purpose; (iv) if at any time any of the representations or warranties of the Company contained in any agreement (including any underwriting agreement) contemplated hereby ceases to be true and correct in all material respects; (v) of the receipt by the Company of any notification with respect to the suspension of the qualification or exemption from qualification of any of the Registrable Securities for sale in any jurisdiction, or the initiation or threatening of any proceeding for such purpose; and (vi) of the occurrence of any event that to the best knowledge of the Company makes any statement made in the Registration Statement or Prospectus or any document incorporated or deemed to be incorporated therein by reference untrue in any material respect or that requires any revisions to the Registration Statement, Prospectus or other documents so that, in the case of the Registration Statement or the Prospectus, as the case may be, it will not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. In addition, the Company shall furnish the Investor's Counsel with copies of all intended written responses to the comments contemplated in clause (C) of this
Section 3(d) not later than one (1) business day in advance of the filing of such responses with the SEC so that the Investors shall have the opportunity to comment thereon;

         (e) Furnish to each Investor and to Investor's Counsel (i) promptly after the same is prepared and publicly distributed, filed with the SEC, or received by the Company, one (1) copy of the Registration Statement, each preliminary prospectus and prospectus, and each amendment or supplement thereto, and (ii) such number of copies of a prospectus, and all amendments and supplements thereto and such other documents, as such Investor may reasonably request in order to facilitate the disposition of the Registrable Securities owned by such Investor;

         (f) As promptly as practicable after becoming aware thereof, notify each Investor of the happening of any event of which the Company has knowledge, as a result of which the prospectus included in the Registration Statement, as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading, and use its best efforts promptly to prepare a supplement or amendment to the Registration Statement or other appropriate filing with the SEC to correct such untrue statement or omission, and deliver a number of copies of such supplement or amendment to each Investor as such Investor may reasonably request;

         (g) As promptly as practicable after becoming aware thereof, notify each Investor who holds Registrable Securities being sold (or, in the event of an underwritten offering, the managing underwriters) of the issuance by the SEC of a Notice of Effectiveness or any notice of effectiveness or any stop order or other suspension of the effectiveness of the Registration Statement at the earliest possible time;

         (h) Use its reasonable efforts to secure and maintain the designation of all the Registrable Securities covered by the Registration Statement on the Principal Trading Market within the meaning of Rule 11Aa2-1 of the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the quotation of the Registrable Securities on the Principal Trading Market.

         (i) Cooperate with the Investors who hold Registrable Securities being offered to facilitate the timely preparation and delivery of certificates for the Registrable Securities to be offered pursuant to the Registration Statement and enable such certificates for the Registrable Securities to be in such denominations or amounts as the case may be, as the Investors may reasonably request, and, within five (5) business days after a Registration Statement which includes Registrable Securities is ordered effective by the SEC, the Company shall deliver, and shall cause legal counsel selected by the Company to deliver, to the transfer agent for the Registrable Securities (with copies to the Investors whose Registrable Securities are included in such Registration Statement) an appropriate instruction and opinion of such counsel;

         (j) For a period of 90 days from the Effective Date, not file a Registration Statement for more than 100,000 shares of Common Stock; (k) Instruct the transfer agent to place a "stop order" with respect to the transfer of the shares issued to Pollet, Richardson and Patel that are included in the Registration Statement for a period of 90 days after the Effective Date and to place the appropriate legend on the stock certificates issued with respect to such shares; and

         (l) Take all other reasonable actions necessary to expedite and facilitate disposition by the Investor of the Registrable Securities pursuant to the Registration Statement.

         4. Obligations of the Investors. In connection with the registration of the Registrable Securities, the Investors shall have the following obligations:

         (a) Each Investor, by such Investor's acceptance of the Registrable Securities, agrees to cooperate with the Company as reasonably requested by the Company in connection with the preparation and filing of the Registration Statement hereunder, unless such Investor has notified the Company in writing of such Investor's election to exclude all of such Investor's Registrable Securities from the Registration Statement; and

         (b) Each Investor agrees that, upon receipt of any notice from the Company of the happening of any event of the kind described in Section 3(f) or 3(g), above, such Investor will immediately discontinue disposition of Registrable Securities pursuant to the Registration Statement covering such Registrable Securities until such Investor's receipt of the copies of the supplemented or amended prospectus contemplated by Section 3(f) or 3(g) and, if so directed by the Company, such Investor shall deliver to the Company (at the expense of the Company) or destroy (and deliver to the Company a certificate of destruction) all copies in such Investor's possession, of the prospectus covering such Registrable Securities current at the time of receipt of such notice.

         5. Expenses of Registration.

         (a) All expenses (other than (i) underwriting discounts and commissions of the Investor and (ii) expenses of Investors' counsel incurred in connection with registrations, filings or qualifications pursuant to Section 3, but including, without limitation, all registration, listing, and qualifications fees, printers and accounting fees, the fees and disbursements of counsel for the Company shall be borne by the Company.

         (b) The Company has not, as of the date hereof, nor shall the Company on or after the date of this Agreement, enter into any agreement with respect to its securities that is inconsistent with the rights granted to the Investors in this Agreement or the Securities Purchase Agreement, except as disclosed therein.

         6. Indemnification. After Registrable Securities are included in a Registration Statement under this Agreement:

         (a) To the extent permitted by law, the Company will indemnify and hold harmless, the Investor, the directors, if any, of such Investor, the officers, if any, of such Investor, and each Lender Control Person (each, an "Indemnified Party"), against any losses, claims, damages, liabilities or expenses (joint or several) incurred (collectively, "Claims") to which any of them may become subject under the Securities Act, the Exchange Act or otherwise, insofar as such Claims (or actions or proceedings, whether commenced in respect thereof) arise out of or are based upon: (i) any untrue statement or untrue statement of a material fact contained in the Registration Statement or any post-effective amendment thereof or the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, (ii) any untrue statement or untrue statement of a material fact contained in the final prospectus (as amended or supplemented, if the Company files any amendment thereof or supplement thereto with the SEC) or the omission or alleged omission to state therein any material fact necessary to make the statements made therein, in the light of the circumstances under which the statements therein were made, not misleading or (iii) any violation or alleged violation by the Company of the Securities Act, the Exchange Act, any state securities law or any rule or regulation under the Securities Act, the Exchange Act or any state securities law (the matters in the foregoing clauses
(i) through (iii) being collectively referred to as "Violations"). The Company shall reimburse the Investor for any reasonable legal fees or other reasonable expenses incurred by them in connection with investigating or defending any such Claim. Notwithstanding anything to the contrary contained herein, the indemnification agreement contained in this Section 6(a) shall not (i) apply to any Claims arising out of or based upon a Violation which occurs in reliance upon and in conformity with information furnished in writing to the Company by or on behalf of any Indemnified Party expressly for use in connection with the preparation of the Registration Statement or any such amendment thereof or supplement thereto; (ii) be available to the extent such Claim is based on a failure of the Investor to deliver or cause to be delivered the prospectus made available by the Company; or (iii) apply to amounts paid in settlement of any Claim if such settlement is effected without the prior written consent of the Company, which consent shall not be unreasonably withheld. The Investor will indemnify the Company, its officers, directors and agents (including legal counsel) (each an "Indemnified Party") against any claims arising out of or based upon a Violation which occurs in reliance upon and in conformity with information furnished in writing to the Company, by or on behalf of such
Investor, expressly for use in connection with the preparation of the Registration Statement, subject to such limitations and conditions set forth in this Section 6. The Investor shall reimburse the Company for any reasonable legal fees or other reasonable expenses incurred by it in connection with investigating or defending any such Claim. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of the Indemnified Party, and shall survive the offering and transfer of the Registrable Securities by the Investor.

         (b) Promptly after receipt by an Indemnified Party under this Section 6 of notice of the commencement of any action (including any governmental action), such Indemnified Party shall, if a Claim in respect thereof is to be made against any indemnifying party under this Section 6, deliver to the indemnifying party a written notice of the commencement thereof and the indemnifying party shall have the right to participate in, and, to the extent the indemnifying party so desires, jointly with any other indemnifying party similarly noticed, to assume control of the defense thereof with counsel mutually satisfactory to the indemnifying party and the Indemnified Party, as the case may be; provided, however, that an Indemnified Party shall have the right to retain its own counsel with the reasonable fees and expenses to be paid by the indemnifying party, if, in the reasonable opinion of counsel retained by the indemnifying party, the representation by such counsel of the Indemnified Party and the indemnifying party would be inappropriate due to actual or potential differing interests between such Indemnified Party and any other party represented by such counsel in such proceeding. The failure to deliver written notice to the indemnifying party within a reasonable time of the commencement of any such action shall not relieve such indemnifying party of any liability to the Indemnified Party under this Section 6, except to the extent that the indemnifying party is prejudiced in its ability to defend such action. The indemnification required by this Section 6 shall be made by periodic payments of the amount thereof during the course of the investigation or defense, as such expense, loss, damage or liability is incurred and is due and payable.

         7. Contribution. To the extent any indemnification by an indemnifying party is prohibited or limited by law, the indemnifying party agrees to make the maximum contribution with respect to any amounts for which it would otherwise be liable under Section 6 to the fullest extent permitted by law; provided, however, that (a) no contribution shall be made under circumstances where the maker would not have been liable for indemnification under the fault standards set forth in Section 6; (b) no seller of Registrable Securities guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any seller of Registrable Securities who was not guilty of such fraudulent misrepresentation; and (c) except where the seller has committed fraud (other than a fraud by reason of the information included or omitted from the Registration Statement as to which the Company has not given notice as contemplated under Section 3 hereof) or intentional misconduct, contribution by any seller of Registrable Securities shall be limited in amount to the net amount of proceeds received by such seller from the sale of such Registrable Securities.

         8. Reports under Securities Act and Exchange Act. With a view to making available to Investor the benefits of Rule 144 promulgated under the Securities Act or any other similar rule or regulation of the SEC that may at any time permit Investor to sell securities of the Company to the public without Registration ("Rule 144"), the Company agrees to:

         (a) make and keep public information available, as those terms are understood and defined in Rule 144;

         (b) file with the SEC in a timely manner all reports and other documents required of the Company under the Securities Act and the Exchange Act;

         (c) furnish to the Investor so long as the Investor owns Registrable Securities, promptly upon request, (i) a written statement by the Company that it has complied with the reporting requirements of Rule 144, the Securities Act and the Exchange Act, (ii) if not available on the SEC's EDGAR system, a copy of the most recent annual or quarterly report of the Company and such other reports and documents so filed by the Company and (iii) such other information as may be reasonably requested to permit the Investor to sell such securities pursuant to Rule 144 without Registration.

         9. Assignment of the Registration Rights. The rights to have the Company register Registrable Securities pursuant to this Agreement shall be automatically assigned by the Investors to any transferee of the Registrable Securities (or all or any portion of any unconverted Debentures) only if the Company is, within a reasonable time after such transfer or assignment, furnished with written notice of (a) the name and address of such transferee or assignee and (b) the securities with respect to which such registration rights are being transferred or assigned.

         10. Amendment of Registration Rights. Any provision of this Agreement may be amended and the observance thereof may be waived (either generally or in a particular instance and either retroactively or prospectively), only with the written consent of the Company and Investors who hold a eighty (80%) percent interest of the Registrable Securities (as calculated by the stated value of the Debentures). Any amendment or waiver effected in accordance with this Section 10 shall be binding upon each Investor and the Company.

         11. Miscellaneous.

         (a) A  person  or  entity  is  deemed  to be a  holder  of  Registrable
Securities  whenever  such  person or entity  owns of  record  such  Registrable
Securities. If the Company receives conflicting instructions, notices or elections from two or more persons or entities with respect to the same Registrable Securities, the Company shall act upon the basis of instructions, notice or election received from the registered owner of such Registrable Securities.

         (b) Notices required or permitted to be given hereunder shall be given in the manner contemplated by the Securities Purchase Agreement, (i) if to the Company or to the Investor, to their respective address and the address of their counsel as contemplated by the Securities Purchase Agreement, and (ii) if to any other Investor, at such address as such Investor shall have provided in writing to the Company, or at such other address as each such party furnishes by notice given in accordance with this Section 11(b).

         (c) Failure of any party to exercise any right or remedy under this Agreement or otherwise, or delay by a party in exercising such right or remedy, shall not operate as a waiver thereof.

         (d) This Agreement shall be governed by and interpreted in accordance with the laws of the State of Colorado for contracts to be wholly performed in such state and without giving effect to the principles thereof regarding the conflict of laws. Each of the parties consents to the jurisdiction of the federal courts in the City of New York, New York or the state courts of the State of New York sitting in the City of New York, New York County, New York in connection with any dispute arising under this Agreement and hereby waives, to the maximum extent permitted by law, any objection, including any objection based on forum non coveniens, to the bringing of any such proceeding in such jurisdictions. To the extent determined by such court, the Company shall reimburse the Investor for any reasonable legal fees and disbursements incurred by the Investor in enforcement of or protection of any of its rights under this Agreement

         (e) If any provision of this Agreement shall be invalid or unenforceable in any jurisdiction, such invalidity or unenforceability shall not affect the validity or enforceability of the remainder of this Agreement or the validity or enforceability of this Agreement in any other jurisdiction.

         (f) Subject to the requirements of Section 9 hereof, this Agreement shall inure to the benefit of and be binding upon the successors and assigns of each of the parties hereto.

         (g) All pronouns and any variations thereof refer to the masculine, feminine or neuter, singular or plural, as the context may require.

         (h) The headings in this Agreement are for convenience of reference only and shall not limit or otherwise affect the meaning thereof.

         (i) This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which shall constitute one and the same agreement. This Agreement, once executed by a party, may be delivered to the other party hereto by telephone line facsimile transmission of a copy of this Agreement bearing the signature of the party so delivering this Agreement.

         (j) This Agreement constitutes the entire agreement among the parties hereto with respect to the subject matter hereof. There are no restrictions, promises, warranties or undertakings, other than those set forth or referred to herein. This Agreement supersedes all prior agreements and understandings among the parties hereto with respect to the subject matter hereof. This Agreement may be amended only by an instrument in writing signed by the party to be charged with enforcement thereof.

         (k) The Company acknowledges that any failure by the Company to perform its obligations under Section 3(a) hereof, or any delay in such performance could result in loss to the Investors, and the Company agrees that, in addition to any other liability the Company may have by reason of such failure or delay, the Company shall be liable for all direct damages caused by any such failure or delay, unless the same is the result of force majeure. Neither party shall be liable for consequential damages.



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

         IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed by their respective officers thereunto duly authorized as of the day and year first above written.


                                            COMPANY:
                                            HEALTH SCIENCES GROUP, INC.


                                            By: ___________________________
                                            Title:__________________________


                                            INVESTOR:

                                            By: ____________________________
                                            Name: __________________________

                                            Title:

                                                                  EXHIBIT 10.7.9


                               SECURITY AGREEMENT

                  THIS SECURITY AGREEMENT (the "Agreement?) is made as of February , 2003 by and between HEALTH SCIENCES GROUP, INC. ("HSG"), a Colorado corporation having its chief executive office located at 6080 Center Drive, 6th Floor, Los Angeles, California 90045, XCEL HEALTHCARE, INC. ("XCEL"), a California corporation having is chief executive office located at 6080 Center Drive, 6th Floor, Los Angeles, California 90045 and BIOSELECT INNOVATIONS, INC. ("Bioselect"), a Nevada corporation having is chief executive office located at 6080 Center Drive, 6th Floor, Los Angeles, California 90045, XCEL HEALTHCARE, INC. ("XCEL"), a California (HSG, XCEL and Bioselect are collectively referred to as the "Debtor"), and each entity named on a signature page hereto (the
"Secured Party") whom are holders of Debentures (as defined herein issued pursuant to the Securities Purchase Agreement by and between, among others, HSG and the Secured Parties) and any subsequent holders of the Debentures assigned in accordance with the Securities Purchase Agreement.

                                   WITNESSETH:

                  WHEREAS, on February 18, 2003, HSG and each Secured Party entered into a Securities Purchase Agreement, which agreement is incorporated herein by reference, and which provides for the loan by the Secured Parties of $300,000 in the aggregate (the "Loan") to be evidenced by the issuance by HSG of 12% Senior Secured Debentures due _______ (the "Debentures") to each Secured Party in the aggregate principal amount of $300,000 (the "Securities Purchase Agreement"); and

                  WHEREAS, concurrently with the execution and delivery hereof, HSG issued the Debentures to the Secured Parties; and

                  WHEREAS, in order to induce the Secured Party to make the Loan evidenced by the Debentures, the Debtor has agreed to grant to the Secured Party a lien and security interest, subject to all prior liens and security interests in existence on the date of this Agreement of record and all purchase money security interests, whether or not of record (the "Prior Liens"), in all of the Debtors accounts, pursuant to the terms and conditions of the Securities Purchase Agreement and this Agreement; and

                  NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Debtor and the Secured Party hereby agree as follows:

          1.      DEIFINITIONS.


                  (a) All terms used  herein  which are  defined in Article 1 or
Article 9 of the Uniform Commercial Code (the "Code") shall have the meanings given therein unless otherwise defined in this Agreement. All references to the plural herein shall also mean the singular and to the singular shall also mean the plural. All references to the Secured Party and the Debtor pursuant to the definitions set forth in the recitals hereto, or to any other person herein, shall include their respective heirs, executors, administrators, personal representatives, successors and permitted assigns. The words "hereof," "herein," "hereunder," "this Agreement" and words of similar import when used in this Agreement shall refer to this Agreement as a whole and not any particular provision of this Agreement and as this Agreement now exists or may hereafter be amended, modified, supplemented. extended, renewed, restated or replaced.

                  (b) In addition to those capitalized terms defined elsewhere in this Agreement, the following terms shall have the following respective meanings wherever used in this Agreement:

                  "Accounts"  shall have such meaning as such term is defined in
Article 9 of the UCC, shall include, without limitation, each of the following, whether now owned or hereafter acquired by the Debtor: (a) all present and future rights of the Debtor to payment for goods sold or leased or services rendered, whether or not earned by performance, (b) all accounts receivable, contract rights, book debts, debentures, drafts and other obligations or indebtedness owing the Debtor, including that arising from the sale, lease or exchange of goods or property by it and/or the performance of services by it (including, without limitation, any such obligation that might be characterized as an account, contract right, or general intangible under the UCC in effect in any jurisdiction) and all of the Debtor?s rights in, to, and under all purchase orders for goods, services, or other property, and all of the Debtor?s rights to any goods, services, or other property represented by any of the foregoing and all monies due to or to become due to the Debtor under all contracts for the sale, lease, or exchange of goods or other property and/or the performance of services by it (whether or not earned by performance on the part of the Debtor), in each case whether now in existence or hereafter arising or acquired, including, without limitation, the right to receive the proceeds of these purchase orders and contracts of the Debtor, (c) all rights of the Debtor to receive any payment of money or other form of consideration, (d) all security pledged, assigned or granted to or held by the Debtor to secure any of the foregoing, (e) all guaranties of. or indemnifications with respect to, any of the foregoing, and (f) all rights of the Debtor as an unpaid seller of goods or services, including, but not limited to, all rights of stoppage in transit, replevin, recession, reclamation and resale.

                  "Collateral" shall have the meaning set forth in Section 2 below.

                  "Event of Default" shall mean any failure to pay, perform or observe any covenant, provision, term or agreement of the Securities Purchase Agreement or this Agreement.

                  "Loan Documents" shall mean that certain Securities Purchase Agreement, the Debenture, this Agreement, together with any and all documents related thereto, including Financing Statements.

                  "Person" or "person" shall have the meaning ascribed thereto in the Securities Purchase Agreement.

                  "Security  Interests"  shall  have the  meaning  set  forth in
Section 2 below.

                  "Secured Obligations" shall mean the collective reference to all obligations of the Debtor to the Secured Party, whether currently existing or hereafter incurred or created, including without limitation (I) due and punctual payment and performance of the Debentures, the Securities Purchase Agreement, this Agreement and any other of the Loan Documents including all principal, interest, collection costs, expenses and other amounts owing or payable from time to time under any such Loan Documents, (2) any additional or further amounts which, pursuant to the Loan Documents, may be deemed part of and/or added to the Secured Obligations, (3) any other Indebtedness not contemplated by clauses (1) or (2) above which may hereafter be owed by the Debtor to the Secured Party; and

(4) the reimbursement of all reasonable costs incurred by the Secured Party to maintain, preserve and enforce the Loan Documents, collect these Secured Obligations and maintain and preserve the Collateral, including without limitation, the Secured Party'?s reasonable attorneys fees, disbursements and legal expenses, and all expenditures by Secured Party for taxes, insurance and repairs to and maintenance of the Collateral, in each case, whether arising before or after the commencement of any case with respect to the Debtor under the United States Bankruptcy Code or any similar statute (including, without limitation, the payment of interest and other amounts which would accrue and become due but for the commencement of such case). The above shall be equally applicable to any renewals, reinstatements, restatements, modifications, amendments or extensions of any of the foregoing.

                  "UCC" means the Uniform Commercial Code as in effect in the State of Colorado; provided, however, that if by mandatory provisions of law, the perfection or effect of perfection or non-perfection of the security interest in any Collateral to which this Financing Statement relates is governed by the Uniform Commercial Code as in effect on or after the date hereof in any other jurisdiction, UCC means the Uniform Commercial Code as in effect in such other jurisdiction for purposes of the provisions hereof relating to such perfection or the effect of perfection or non-perfection.

         2. THE SECURITY INTEREST. In order to secure the due and punctual payment and performance of all Secured Obligations owing to the Secured Party from time to time, the Debtor hereby grants hypothecates, assigns, pledges, transfers and delivers to the Secured Party, subject to the Prior Liens, a continuing lien and security interest in, and hereby assigns to the Secured Party, subject to the Prior Liens, as collateral security, including that acquired with the proceeds of the Loan and the following described property and interests of the Debtor, whether now owned or hereafter acquired or existing, and all proceeds thereof and all substitutes, replacements and accessions thereto, wherever located: all Accounts of the Debtor (the "Collateral").

         The Pledge of the Collateral shall be referred to herein as the "Security Interest."

         3. FILING: FURTHER ASSURANCES. The Debtor shall, at its expense, execute, file, record and deliver to Secured Party (in such manner and form as the Secured Party shall require) any financing statements and any other documents, necessary or appropriate to preserve, perfect, validate or protect the security interest granted to Secured Party hereunder against the rights and interests of third parties. and shall cooperate with the Secured Party to cause the same to be duly filed in all places necessary to perfect the security interest of Secured Party in the Collateral. This shall include (a) all financing statements, (b) all carbon, photographic or other reproductions of financing statements or this Agreement (which shall be sufficient as a financing statement hereunder), (c) all endorsements to title to any vehicles or other Collateral as may be required in order to perfect the Security Interest therein, and (d) all specific assignments or other papers that may be necessary or desirable, or that the Secured Party may request, in order to create, preserve, perfect or validate any Security Interest or to enable the Secured Party to exercise and enforce its rights hereunder with respect to any of the Collateral. In the event that any recording or refiling thereof (or filing of any statements of continuation or assignment of any financing statement) is required to protect and preserve such security interest, the Debtor, at its own cost and expense, shall cause the same to be re-recorded and/or re-filed at the time and in the manner requested by the Secured Party. The Debtor hereby authorizes the Secured Party to file or re-file any financing statements, continuation statements, and/or amended statements with respect to the Security Interest granted pursuant to this Agreement which at anytime may be required or appropriate, although the same may have been executed only by Secured Party, and to execute such financing statement on behalf of the Debtor. The Debtor hereby irrevocably designates Ezzat Jalldad, its agents, representatives and designees, as agent and attorney-in-fact for the Debtor for the aforesaid purposes. In addition, in the event and to the extent that any of Collateral consists of or is represented by instruments or other evidences of ownership such as would require physical possession of same in order to perfect the Security Interest therein, the Debtor will promptly, at its expense, deliver same to the Secured Party, with any necessary endorsements thereon.

         4. REPRESENTATIONS AND WARRANTIES OF THE DEBTOR. The Debtor hereby represents and warrants as follows:

                  (a) The Debtor is not in default under any indenture, mortgage, deed of trust, agreement or other instrument to which it is a party or by which it may be bound. Neither the execution nor the delivery of this Agreement, nor the consummation of the transactions herein contemplated, nor compliance with the provisions hereof; will violate any law or regulation, or any order or decree of any court or governmental authority, or will conflict with, or result in the breach of; or constitute a default under, any indenture, mortgage, deed of trust, agreement or other instrument to which the Debtor is a party or by which the Debtor may be bound, or result in the creation or imposition of any lien, claim or encumbrance upon any property of Debtor.

                  (b) The Debtor has the power to execute, deliver and perform the provisions of this agreement and all instruments and documents delivered or to be delivered pursuant hereto, and has taken or caused to be taken all necessary or appropriate actions to authorize the execution, delivery and performance of this Agreement and all such instruments and documents.

                  (c) The Debtor is the legal and equitable owner of the Collateral, subject to the interest therein granted to the holders of the Prior Liens and the Secured Party. The ownership by the Debtor of the Collateral is free and clear of all security interests, liens, claims and encumbrances of every kind and nature, except as otherwise disclosed herein and in the schedule to the Securities Purchase Agreement of even date herewith. The Debtor has taken all actions necessary under the UCC to perfect its interest in any accounts purchased by it or in which it otherwise has an interest, as against its assignors or creditors or its assigns.

                  (d) No default exists, and no event which with notice or the passage of time or both, would constitute a default under the Collateral by any part thereto, and there are no offsets, claims or defenses against the obligations evidenced by the Collateral.

                  (e) The Security Interest constitutes a valid and, upon delivery of documents necessary to perfect the Secured Party?s security interest in the Collateral, a perfected security interest in the Collateral for payment and performance of the Secured Obligations, in each case prior to all other liens and rights of others, with the exception of the Prior Liens and the rights of the holders of the Prior Liens.

                  (f) That no financing statement covering the Collateral is on file in any public office, other than (i) financing statements in respect of any indebtedness which is being repaid out of the proceeds of the Loan (which financing statements are being terminated and released simultaneously with the funding of the Loan to the Debtor), (ii) financing statements filed by the holders of the Prior Liens, and (iii) financing statements filed pursuant to this Agreement.

         All representations and warranties of the Debtor contained herein shall survive the closing of this Agreement until termination of this Agreement under Section 14.

         5. COVENANTS OF THE DEBTOR. The Debtor hereby covenants and agrees as follows:

                  (a) Protection of the Collateral. The Debtor shall defend the title to the Collateral against all claims and demands whatsoever. The Debtor shall keep the respective Collateral free and clear of all liens and security interests (except for the Prior Liens and the lien created herein), charges, encumbrances, taxes and assessments, and shall pay all taxes, assessments and fees relating to the Collateral. Upon request by Secured Party, Debtor, at the Debtor?s expense, shall furnish further assurances of title, execute any further instruments and documents, and do any other acts, that Secured Party may reasonably request, necessary to effectuate the purposes and provisions of this Agreement, including, in order to perfect and protect the Security Interest granted or purported to be granted hereby or to enable the Secured Party to exercise and enforce the rights and remedies hereunder with respect to any Collateral.

         Debtor shall not further sell, exchange, assign, transfer or otherwise dispose of the Collateral. and shall not further encumber, hypothecate, mortgage, create a lien on or security interest in the Collateral, without the prior written consent of Secured Party in each instance except as otherwise permitted under the Securities Purchase Agreement. The risk of loss of the Collateral at all times shall be borne by the Debtor.

                  (b) The Debtor?s Obligation to Pay. The Debtor shall pay and perform all of the Secured Obligations and any and all obligations set forth in the Loan Documents as the same may become due according to their terms. The Debtor shall be liable for, and shall reimburse to Secured Party, all expenses, including reasonable attorneys? fees, incurred or paid in connection with establishing, perfecting, maintaining, protecting or enforcing any of Secured Party?s rights and remedies hereunder, including in, retaking, holding, preparing for sale or lease, or selling and leasing, and the like, the Collateral.

                  (c) Place of Business. The Debtor will not, without giving the Secured Party 60 days prior written notice, change (i) the locations of its places of business and its chief executive office, or (ii) the locations where it keeps or holds any Collateral or records relating thereto, or (iii) its name, identity, or corporate structure in any manner. If any such change occurs, the Debtor shall, at its cost and expense. cooperate with the Secured Party and cause to be filed or recorded additional financing statements, amendments, or supplements to existing financing statements, continuation statements. or other documents required to be recorded or filed in order to perfect and protect the Security Interests.

                  (d) Additional Documents. The Debtor will, from time to time, at its expense, execute, deliver, file, and record any statement, assignment, instrument, document, agreement, or other paper and take any other action
(including, without limitation, any filings of financing or continuation statements under the UCC) that the Secured Party may from time to time reasonably determine to be necessary or desirable in order to create, preserve, upgrade in rank (to the extent required hereby), perfect, confirm, or validate the Security Interests or to enable the Secured Party to obtain the full benefits of this Agreement, or to enable the Secured Party to exercise and enforce any of its rights, powers, and remedies hereunder with respect to any of the Collateral. To the extent permitted by law, the Debtor hereby authorizes the
Secured  Party  to  execute  and  file  financing   statements
or continuation statements without the Debtor?s signature appearing thereon. The Debtor agrees that a carbon, photographic, or other reproduction of this Security Agreement or of a financing statement is sufficient as a financing statement. The Debtor shall pay the costs of, or incidental to, any recording or filing of any financing or continuation statements concerning the Collateral.

                  (e) Books/Records. The Debtor shall keep complete and accurate books and records relating to the Collateral, and stamp or otherwise mark such books and records in such manner as the Secured Party may reasonably request in order to reflect the Security Interests.

                  (f) Maintain Accounts. The Debtor shall use its best efforts to cause to be collected from its account debtors, as and when due, any and all amounts owing under or on account of each Account (including, without limitation, delinquent Accounts, such Accounts to be collected in accordance with lawful collection procedures and the Debtor?s standard procedures) and apply forthwith upon receipt thereof all such amounts as are so collected to the outstanding balance of such Account, except that, unless an Event of Default has occurred and is continuing and the Secured Party is exercising its rights hereunder to collect Accounts, the Debtor may allow in the ordinary course of business as adjustments to amounts owing under its Accounts (i) an extension or renewal of the time or times of payment, or settlement for less than the total unpaid balance, which the Debtor finds appropriate in accordance with prudent business judgment and (ii) a refund or credit due as a result of returned or damaged merchandise, all in accordance with the Debtor?s ordinary course of business consistent with its historical collection practices. The costs and expenses (including, without limitation, attorney?s fees) of collection, whether incurred by the Debtor or the Secured Party, shall be borne by the Debtor.

                  (g) Notice of Default. Upon the occurrence and during the continuance of any Event of Default, upon the request of the Secured Party, the Debtor will promptly notify (and the Debtor hereby authorizes the Secured Party so to notify) each account debtor in respect of any Account or Instrument that such Collateral has been assigned to the Secured Party hereunder, and that any payments due or to become due in respect of such Collateral are to be made directly to the Secured Party or any designee specified by the Secured Party.

                  (h) Additional Information. The Debtor will, promptly upon request, provide to the Secured Party all information and evidence it may reasonably request concerning the Collateral, and in particular the Accounts, to enable the Secured Party to enforce the provisions of this Security Agreement.

                  (i) Taxes and Assessments. That the Debtor will promptly pay any and all taxes, assessments and governmental charges upon the Collateral prior to the date that penalties may attach thereto or same become a lien on any of the Collateral, except to the extent that such taxes, assessments and charges shall be contested by the Debtor in good faith and through appropriate proceedings.

                  (j) Material Loss. That the Debtor will immediately notify the Secured Party of any event causing a material loss or diminution in the value of the Collateral, and the amount (or the Debtor?s best estimate of the amount) of such loss or diminution.

                  (k) Applicable Law. That the Debtor will not use any of the Collateral in violation of any applicable law.

                  (l) Impairment of Collateral. The Debtor shall not cause any reduction in the value of the Collateral or take any action which imperils the prospect of the full performance or satisfaction of the Secured Obligations.

         6. RECORDS RELATING TO COLLATERAL. The Debtor will keep and maintain complete and accurate records concerning the Collateral, including the Accounts and all chattel paper included in the Accounts, at its principal executive office or at such other place(s) of business as the Secured Party may approve in writing. The Debtor will (a) faithfully hold and preserve such records and chattel paper, (b) permit representatives of the Secured Party, at any time during normal business hours, upon reasonable notice, and without undue material disruption of the Debtor?s business, to examine and inspect the Collateral and to make copies and abstracts of such records and chattel paper, and (c) furnish to the Secured Party such information and reports regarding the Collateral as the Secured Party may from time to time reasonably request.

         7. RELEASE OF COLLATERAL. The Debtor shall not sell or otherwise dispose of the Collateral, or any part thereof or any interest therein except as otherwise provided in the Securities Purchase Agreement. If the Collateral, or any part thereof; is sold or otherwise disposed of in violation of these provisions, the Security Interest of the Secured Party shall continue in such Collateral or any part thereof notwithstanding such sale or other disposition, and Debtor will deliver any proceeds thereof to the Secured Party to be, at the option of the Secured Party, held as Collateral hereunder, and/or be applied to the obligations of the Debtor.

         8. GENERAL AUTHORITY.

                  (a) In the event that the Secured Party shall at any time be required to take action to defend the Security Interests, or the Debtor shall fail to satisfy its obligations under this Agreement. then the Secured Party shall have the right, but shall not be obligated, to take such steps and make such payments as may be required in order to effect compliance, and the Secured Party shall have the right either to demand and receive immediate reimbursement from the Debtor for all costs and expenses incurred by the Secured Party in connection therewith, and/or to add such costs and expenses to the Secured Obligations.

                  (b) The Debtor hereby irrevocably appoints Ezzat Jallad the true and lawful attorney for the Debtor, with full power of substitution, in the name of the Debtor, the Secured Party or otherwise, for the sole use and benefit of the Secured Party, but at the Debtor?s expense, to the extent permitted by law to exercise, at any time and from time to time during the continuance of an Event of Default, any or all of the following powers with respect to any or all of the Collateral (which powers shall be in addition and supplemental to any powers, rights and remedies of the Secured Party described herein):

                  (i)      to  demand,  sue  for,  collect,   receive  and  give
                           acquittance for any and all monies due or to become due upon or by virtue thereof; and

                  (ii) to receive, take, endorse, assign and deliver any and all checks, debentures, drafts, documents and other negotiable and non-negotiable instruments and chattel paper taken or received by the Secured Party in connection therewith; and

                  (iii) to settle, compromise, discharge, extend, compound, prosecute or defend any action or proceeding with respect thereto; and

                  (iv) to sell, transfer, assign or otherwise deal in or with same, or the proceeds or avails thereof, or the related goods securing the Accounts, as fully and effectually as if the Secured Party were the absolute owner thereof; and

                  (v) to extend the time of payment of any or all thereof and to make any allowance and other adjustments with reference thereto; and

                  (vi) to discharge any taxes, liens, security interests or other encumbrances at any time placed thereon.

         Anything hereinabove contained to the contrary notwithstanding, the Secured Party shall give the Debtor not less than ten (10) days? prior written notice of the time and place of any sale or other intended disposition of any of the Collateral, except any Collateral which is perishable or threatens to decline speedily in value or is of a type customarily sold on a recognized market. The Secured Party and the Debtor hereby agree that such notice constitutes "reasonable notification" within the meaning of Section 9-610 of the Code.

         9. REMEDIES UPON EVENT OF DEFAULT.

                  (a) If any Event of Default shall have occurred and be continuing, the Secured Party may exercise all of the rights and remedies of a secured party under the Code (whether or not the Code is in effect in the jurisdiction where such rights and remedies are exercised) and, in addition, the Secured Party may, without being required to give any notice, except as herein provided or as may be required by mandatory provisions of law, (a) apply the cash, if any, then held by it as Collateral in the manner specified in Section 11 hereof, and (b) if there shall be no such cash or if such cash shall be insufficient to pay all of the Secured Obligations in full, sell the Collateral, or any part thereof, at public or private sale or at any broker?s board or on any securities exchange, for cash, upon credit or for future delivery, and at such price or prices as the Secured Party may deem satisfactory. The Secured Party may require the Debtor to assemble all or any part of the Collateral and make it available to the Secured Party at a place to be designated by the Secured Party. Any holder of a Secured Obligation may be the purchaser of any or all of the Collateral so sold at any public sale (or, if the Collateral is of a type customarily sold on a recognized market or is of a type which is the subject of widely distributed standard price quotations, at any private sale) and thereafter hold same, absolutely free from any right or claim of whatsoever kind. The Secured Party is authorized, at any such sale, if it reasonably deems same to be advisable, to restrict the prospective bidders or Secured Parties of any of the Collateral which could be subject to federal or state securities laws to persons who will represent and agree that they are purchasing for their own account for investment and not with a view to the distribution or sale of any of such Collateral; and the Debtor hereby acknowledges that such restriction may result in a lower price being obtained for the subject Collateral, and the Debtor hereby waives any claim arising therefrom. Upon any such sale, the Secured Party shall have the right to deliver, assign and transfer to the purchaser thereof the Collateral so sold.

                  (b) Each purchaser at any such sale shall hold the Collateral so sold absolutely, free from any claim or right of whatsoever kind (except for the rights of the holders of the Prior Liens), including  any  equity  or right of  redemption  of the  Debtor.  To the  extent permitted by law, the Debtor hereby specifically waives all rights of redemption, stay or appraisal which it has or may have under any rule of law or statute now existing or hereafter adopted. and waives any requirement for the marshaling of any Collateral. The Secured Party shall give the Debtor not less than ten (10) days? prior written notice of its intention to make any such public or private sale or sales at a broker?s board or on a securities exchange. Such notice, in case of a public sale, shall state the time and place fixed for such sale, and in case of sale at a broker?s board or on a securities exchange, shall state the board or exchange at which such sale is to be made and the day on which the Collateral, or the portion thereof being sold, will first be offered for sale at such board or exchange. Any such public sale shall be held at such time or times within ordinary business hours and at such place or places as the Secured Party may fix in the notice of such sale. At any such sale, the Collateral may be sold in one lot as an entirety or in separate parcels, as the Secured Party may determine. The Secured Party shall not be obligated to make such sale pursuant to any such notice. The Secured Party may, without notice or publication, adjourn any public or private sale or cause the same to be adjourned from time to time by announcement at the time and place fixed for the sale. and such sale may be made at any time or place to which the same may be adjourned. In case of any? sale of all or any part of the Collateral on credit or for future delivery, the Collateral so sold may be retained by the Secured Party until the selling price is paid by the purchaser thereof; but the Secured Party shall not incur any liability in the case of the failure of such purchaser to take up and pay for the Collateral so sold and, in case of any such failure, such Collateral may again be sold upon like notice.

                  (c) The Secured Party, instead of exercising the power of sale herein conferred upon it, may proceed by a suit or suits at law or in equity to foreclose the Security Interests and sell the Collateral, or any portion thereof; under a judgment or decree of a court or courts of competent jurisdiction.

         10. RIGHT OF SECURED PARTY TO USE AND OPERATE COLLATERAL. Upon the occurrence and during the continuance of any Event of Default, to the extent permitted by law, the Secured Party shall have the right and power, with or without legal process, to enter upon any or all of the Debtor?s premises. to take possession of all or any part of the Collateral, and to exclude the Debtor and all persons claiming under the Debtor wholly or partly therefrom, and thereafter to sell same in accordance herewith and/or hold, store, and/or use, operate, manage and control the same. Upon any such taking of possession, the Secured Party may, from time to time, at the expense of the Debtor, make all such repairs, replacements, alterations, additions and improvements to the Collateral as the Secured Party may deem proper. In such case, the Secured Party shall have the right to manage and control the Collateral and to carry on the business and to exercise all rights and powers of the Debtor in respect thereof as the Secured Party shall deem proper, including the right to enter into any and all such agreements with respect to the leasing and/or operation of the Collateral or any part thereof as the Secured Party may see fit; and the Secured Party shall be entitled to collect and receive all profits, fees, revenues and other income of the same and every part thereof. Such profits, fees, revenues and other income shall be applied to pay the expenses of holding the Collateral and of conducting the business thereof, and of all alterations, additions and improvements, and to make all payments which the Secured Party may be required or may elect to make, if any, for taxes, assessments, insurance and other charges upon the Collateral or any part thereof; and all other payments which the Secured Party may be required or authorized to make under any provision of this Agreement (including legal costs and reasonable attorneys? fees). The remainder of such profits. fees, revenues and other income shall be applied in accordance with Section 11 below, and, unless otherwise provided or required by law or by a court of competent jurisdiction, any surplus shall be paid over to the Debtor.

         11. APPLICATION OF COLLATERAL AND PROCEEDS. The proceeds of any sale of; or other realization upon, all or any part of the Collateral shall be applied in the order of priorities as provided in the Securities Purchase Agreement.

         12. EXPENSES; SECURED PARTY?S LIEN. The Debtor will, forthwith upon

                  (a) the amount of any taxes or other charges which the Secured Party may have been required to pay by reason of the Security Interests (including any applicable transfer taxes) or to free any of the Collateral from any lien thereon; and

                  (b) the amount of any and all reasonable out-of-pocket expenses, including the reasonable fees and disbursements of its counsel and of any agents not regularly in its employ, which the Secured Party may incur in connection with (i) the collection, sale or other disposition of any of the Collateral, (ii) the exercise by the Secured Party of any of the powers conferred upon it hereunder, and/or (iii) any default on the Debtor?s part hereunder.

         13. SECURITY INTEREST ABSOLUTE. All rights of the Secured Party hereunder, the interest, and all obligations of Debtor hereunder, shall be absolute and unconditional irrespective of:

                  (a) any lack of validity or enforceability of the Loan Documents or the Secured Obligations or any other agreement or instrument relating to the Loan Documents or the Secured Obligations;

                  (b) any change in the time, manner or place of payment of. or in any other term of; the Loan Documents or the Secured Obligations, or any renewal, modification, reinstatement, restatement or extension of the Loan Documents or the Secured Obligations or any other amendment or waiver of or any consent to any departure from this Agreement or any other agreement or instrument;

                  (c) any sale, exchange, release or non-perfection of any of the Collateral; or

                  (d) any other circumstance that might otherwise constitute a defense available to, or a discharge of. Debtor in respect of any Loan Documents or the Secured Obligations.

         14. TERMINATION OF SECURITY INTERESTS; RELEASE OF COLLATERAL. Upon the indefeasible payment in full of all Secured Obligations, the Security Interests shall terminate and all rights in the Collateral shall revert to the Debtor. Upon any such termination of the Security Interests or release of Collateral, the Secured Party will, at the Debtor?s expense, execute and deliver to the Debtor such documents as the Debtor shall reasonably request to evidence the termination of the Security Interests or the release of such Collateral, as the case may be.

         15. RIGHT OF SET-OFF. In furtherance and not in limitation of any provisions herein contained, the Debtor hereby agrees that any and all deposits or other sums at any time due from the Secured Party to the Debtor shall at all times constitute security for the Secured Obligations, and the Secured Party may exercise any right of set-off against such deposits or other sums as may accrue or exist hereunder and/or under applicable law.

         16. RIGHTS AMONG SECURED PARTIES.

                  (a) The parties hereto acknowledge that the Debentures shall rank pari passu with respect to the application of proceeds of Collateral to satisfy the same and, in accordance therewith, agree that the proceeds of Collateral, after payment of all expenses, shall be applied ratably to the Debentures in accordance with the respective amounts thereof outstanding as of the date of any application of proceeds of Collateral for such purpose.


         17. NOTICES. All notices,  demands and other  communications  hereunder shall be given or made to the Debtor and the Secured Party at their addresses and/or telecopier numbers as set forth in below or at such other address and/or telecopier number as the addressee may hereafter specify for the purpose by means of written notice to the other parties hereto. Such notices and other communications will be effectively given only if and when given in writing and personally delivered, when sent by facsimile transmission to a party?s designated facsimile number, one (1) day after being sent by Federal Express or other recognized overnight courier service with all charges prepaid or billed to the account of the sender, or three (3) days after being mailed by first class mail with all postage prepaid.

      Debtor:                    Health Sciences Group, Inc.
                                 6080 Center Drive, 6th Floor
                                 Los Angeles, California  90045

                                 With a copy to:

                                 Pollet, Richardson & Patel, a law corporation 10900 Wilshire Blvd., Suite 500
                                 Los Angeles, California 90024


      Secured Party:             Stranco Investments, Ltd.
                                 Idriss Building, 4th Floor,
                                 Bashir Kassar Street, Verdoun,
                                 Beirut Lebanon

                                 Brivis Investments, LTD.,
                                 Arawak Chambers, Sea Meadow House,
                                 Blackdune Highway, Roadtown,
                                 Tortola British Virgin Islands



                                 With a copy to:

                                 Steven W. Schuster, Esq.
                                 McLaughlin & Stern, LLP
                                 260 Madison Avenue
                                 New York, NY 10016

                                 Telecopier No. (212) 448-0066





         18. AMENDMENTS AND WAIVERS. The Loan Documents represent the final agreement agreed to by the parties. No amendment or waiver of any provision of the Loan Documents, and no consent by Secured Party to any breach thereof by Debtor shall in any event be effective unless the same shall be in writing and signed by the Secured Party, Debtor and, if appropriate, any guarantor of any Secured Obligation, and then such waiver or consent shall be effective only for the specific purpose for which given. No course of dealing between Debtor, any guarantor of any Secured Obligation and Secured Party in exercising any rights or remedies in the Loan Documents shall operate as a waiver or preclude the exercise of any other rights or remedies in the Loan Documents. All such rights and remedies shall continue unimpaired, notwithstanding any delay, extension of time. renewal, compromise or other indulgence granted with respect to any of the Secured Obligations. Debtor hereby waives all notice of any such delay, extension of time, renewal, compromise or indulgence, and consents to be bound thereby as fully and effectually as if Debtor expressly had agreed thereto in advance. The aforesaid Note may be negotiated by Secured Party, without releasing Debtor or the Collateral. The remedies in this Agreement are cumulative and are not exclusive of any other remedies provided by law, in equity or otherwise.

         19. GOVERNING LAW; CONSENT TO JURISDICTION; WAIVER OF JURY TRIAL.

                  (a) This Agreement shall (irrespective of where it is executed, delivered and/or performed) be governed by and construed in accordance with the laws of the State of Colorado (without giving effect to principles of conflicts of law), except as otherwise required by mandatory provisions of law and except to the extent that remedies provided by the laws of any State other than Colorado are governed by the laws of said State.

                  (b) The Debtor hereby consents to the jurisdiction of all courts sitting in the State of New York, and of all courts from which an appeal therefrom may be taken, with respect to any action or proceeding relating to this Agreement or any related transactions. THE DEBTOR HEREBY WAIVES ANY RIGHT TO TRIAL BY JURY IN ANY SUCH ACTION OR PROCEEDING, AND CONSENTS THAT THE SECURED PARTY MAY FILE A COPY OF THIS AGREEMENT WITH ANY COURT AS WRITTEN EVIDENCE OF THE CONSENT OF THE DEBTOR WITH RESPECT TO JURISDICTION AND THE WAIVER OF THE RIGHT TO

         20. TIME IS OF THE ESSENCE; NO WAIVER: CUMULATIVE REMEDIES. Time and exactitude of each of the terms, obligations, covenants and conditions of this Agreement are hereby declared to be of the essence. No failure on the part of the Secured Party to exercise, and no delay in exercising, any right, power or remedy hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, power or remedy by the Secured Party preclude any other or further exercise thereof or the exercise of any other right, power or remedy. All remedies hereunder are cumulative and are not exclusive of any other remedies provided by law.


         21. BINDING EFFECT. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, executors, administrators, successors and permitted assigns. The Secured Party may assign this Agreement, and if assigned, the assignee shall be entitled, upon notifying Debtor. to the payment and performance of all of the Secured Obligations and agreements of Debtor hereunder and to all of the rights and remedies of Secured Party hereunder. The gender and number used in this Agreement are used for reference term only and shall apply with the same effect whether the parties are masculine, feminine, neuter, singular or plural.

         22. CONTINUING SECURITY INTEREST; ASSIGNMENTS. This Agreement shall create a continuing security interest in the Collateral and shall (i) remain in full force and effect until termination as provided in herein. (ii) be binding upon Debtor, the Secured Party and their respective successors and assigns. and
(iii) inure, together with the rights, powers and remedies of Debtor and the Secured Party hereunder, to the benefit of Debtor, the Secured Party and their respective successors, transferees and permitted assigns, as the case may be.

         23. USURY. All agreements between Debtor and the Secured Party, whether now existing or hereafter arising and whether written or oral; are hereby limited so that in no contingency, whether by reason of demand or acceleration of the final maturity date, as that term is defined in the Note, or otherwise, shall the interest contracted for, charged, received, paid or agreed to be paid to the Secured Party exceed the maximum amount permissible under the laws of the State of Colorado (hereinafter the "Applicable Law?). If, from any circumstance whatsoever, interest would otherwise be payable to the Secured Party in excess of the maximum amount permissible under the Applicable Law, the interest payable to the Secured Party shall be reduced to the maximum amount permissible under the Applicable Law, and if from any circumstance the Secured Party shall ever receive anything of value deemed interest by the Applicable Law in excess of the maximum amount permissible under the Applicable Law, an amount equal to the excessive interest shall be applied to the reduction of the principal hereof and not to the payment of interest, or if such excessive amount of interest exceeds the unpaid balance of principal hereof; such excess shall be refunded to the party making such payment. All interest paid or agreed to be paid to the Secured Party shall, to the extent permitted by the Applicable Law, be amortized, prorated, allocated and spread throughout the full period (including any renewal or extension) until payment in full of the principal so that the interest hereon for such full period shall not exceed the maximum amount permissible under the Applicable Law. The Secured Party expressly disavows any intent to contract for, charge or receive interest in an amount which exceeds the maximum amount permissible under the Applicable Law. This paragraph shall control all agreements between Debtor and the Secured Party.

         24. MULTIPLE COUNTERPARTS. This Agreement may be executed in separate or multiple counterparts by the parties. and all of such counterparts shall be considered as one and the same instrument notwithstanding the fact that various counterparts are signed by only one or more of the parties, and all of such Agreements shall be deemed but one and the same Agreement.

         25.   SEVERABILITY.   If  any  provision  hereof  is  held  invalid  or
unenforceable in any jurisdiction, such provision shall (for purposes of enforcement in such jurisdiction only) be reduced in scope and effect to the extent necessary to render same enforceable, and the other provisions hereof shall remain in full force and effect in such jurisdiction and shall be liberally construed in favor of the Secured Party.

         26. HEADINGS. The captions and Section headings in this Agreement are for convenience of reference only, and shall not limit or otherwise affect the meaning or interpretation of any provision hereof.

         27. ASSIGNMENT. This Agreement may not be assigned by the Debtor without the Secured Party?s prior written consent, but shall otherwise be binding upon and inure to the benefit of the parties hereto and their respective heirs, executors, administrators, personal representatives, successors and assigns.

         28. CONTROLLING INSTRUMENT. In the event any provision of this Agreement conflicts with any provision of the Securities Purchase Agreement, the provision of the Securities Purchase Agreement shall be controlling.

                         [Signatures on following page]

         IN WITNESS WHEREOF, this Security Agreement has been executed by the parties hereto as of the date first set forth above.

              SECURED PARTY:

              STRANCO INVESTMENTS, LTD.

              By:________________________
              Name:______________________
              Title:_______________________

              BRIVIS INVESTMENTS, LTD.

              By: ________________________
              Name:______________________
              Title:_______________________


              DEBTOR:

              HEALTH SCIENCES GROUP, INC.


              By:___________________________
              Name:_________________________
              Title:__________________________


               BIOSELECT INNOVATIONS, INC.


               By:___________________________
               Name:_________________________
               Title:__________________________


               XCEL HEALTHCARE, INC.



               By:___________________________
               Name:_________________________
               Title:__________________________

                                                                 EXHIBIT 10.7.10


                          PLEDGE AND SECURITY AGREEMENT

THIS PLEDGE AND SECURITY AGREEMENT (this "AGREEMENT"), dated as of this ___ day of February, 2003, is made by Frederick Tannous, residing at ________, and William Glaser, residing at ________________, (the "PLEDGORS") in favor of Stranco Investments, LTD., a corporation organized under the laws of the British Virgin Islands and having an address at Idriss Building, 4th Floor, Bashir Kassar Street, Verdun, Beirut Lebanon and Brivis Investments, LTD., a corporation organized under the laws of the British Virgin Islands and having an address at Arawak Chambers, Sea Meadow House, Blackdune Highway, Roadtown, Tortola British Virgin Islands (the "SECURED PARTIES").

                  1. PLEDGE. In order to induce the Secured Parties to extend the Obligations (as defined below), the Pledgor hereby grants a security interest in and absolutely and presently pledges to the Secured Parties all of the Pledgor's right, title and interest in and to the shares of common stock of Health Sciences Group, Inc. (the "Borrower"), whether now owned or hereafter acquired, together with all additions, substitutions, replacements and proceeds and all income interest, dividends and other distributions thereon (the "COLLATERAL") and which are specified on Exhibit A annexed hereto. The
certificates   (the   "CERTIFICATES")   representing  the  Collateral  shall  be
accompanied by duly executed blank stock or bond powers or assignments, as applicable, with medallion signature guaranteed of the Pledgors and, if the Certificates bear a restrictive legend, The Certificates and stock powers shall be delivered to Ezzat Jallad (the "Agent"). Notwithstanding anything to the contrary contained herein, this Agreement evidences a present and absolute pledge of the Collateral to the Secured Parties, which shall be effective upon the execution of this Agreement. The Pledgors agree to cause the Company to register 250,000 shares of the Collateral in the names of each of the Secured Parties in accordance with the terms of the Registration Rights Agreement executed by the Company and the Secured Parties as of the date hereof. 2. OBLIGATIONS SECURED. The Collateral secures payment to the Secured Parties of all loans, advances, debts, liabilities, obligations, covenants and duties owing to the Secured Parties from the Borrower, of any kind or nature, present or future, under those certain Debentures of even date herewith payable to the Secured Parties in the aggregate original principal amount of three hundred thousand dollars ($300,000) (the "DEBENTURES"), and the obligations of Borrower to Secured Parties under that certain Securities Purchase Agreement (the "PURCHASE AGREEMENT") and the Warrant, Security Agreement and Registration Rights Agreement of even date herewith (the "Transaction Agreements"), all of the foregoing whether arising from any agreement, instrument or document, whether or not for the payment of money, whether arising by reason of an extension of credit, opening a letter of credit, loan or guarantee or in any other manner, whether direct or indirect (including those acquired by assignment or participation), absolute or contingent, joint or severally, due or to become due, now existing or hereafter arising, and any amendments, extensions, renewals or increases, and all costs and expenses of the Secured Parties incurred in the documentation, negotiation, modification, enforcement, collection or otherwise in connection with any of the foregoing, including reasonable attorneys fees and expenses (collectively, the "OBLIGATIONS"). All capitalized terms not otherwise defined herein shall have the meanings given to such terms in the Purchase Agreement.

                  3. REPRESENTATIONS AND WARRANTIES. Each Pledgor severally represents and warrants to the Secured Parties as follows:

                  (a) There are no restrictions on the pledge or transfer of any of the Collateral, other than restrictions referenced on the face of any certificates evidencing the Collateral.

                  (b) The Pledgor is the legal owner of the Collateral, which is registered in the name of the Pledgor as of the date hereof

                  (c) Except as otherwise provided in the Purchase Agreement or as approved in advance by Secured Parties, the Collateral is free and clear of any security interests, pledges, liens, encumbrances charges, agreements, claims or other arrangements or restrictions of any kind; and the Pledgor will not incur, create, assume or permit to exist and pledge, security interest, lien, charge or other encumbrance of any nature whatsoever on any of the Collateral or assign, pledge or otherwise encumber any right to receive income from the Collateral.

                  (d) The Pledgor has the right to transfer the Collateral free of any encumbrances and the Pledgor will defend the Pledgor's title to the Collateral against the claims of all persons, and any registration with, or consent or approval to or action by, any federal, state or other governmental authority or regulatory body which was or is necessary for the validity of the pledge and grant of the security interest in the Collateral has been obtained

                  (e) The pledge of and grant of the security interest in the Collateral is effective to vest in the Secured Parties a valid and perfected first priority security interest, superior to the rights of any other person, in and to the Collateral as set forth herein

                  (f) Upon the occurrence of an Event of Default, no third Party has any rights to receive notice of such default or the sale of the Collateral or any portion thereof, and no third Party has rights to purchase all or any portion of the Collateral.

                  4.   GOVERNMENTAL   APPROVALS.   The  Secured  Parties  hereby
acknowledges that any transfer of the Collateral shall be subject to the approval of any governmental authorities to the extent required by applicable law.

                  5. DEFAULT.

                  (a) If any of the following shall occur (each an "EVENT OF DEFAULT"): (i) any Event of Default under the Debentures or the Purchase Agreement; (ii) demand by the Secured Parties under any of the Obligations that have such a demand feature; or (iii) the failure by the Pledgors to perform any of its obligations hereunder after written notice from the Secured Parties and a reasonable opportunity to cure, which cure period shall in no event be less than ten (10) days, then the Secured Parties is authorized in its discretion to declare any or all of the Obligations to be immediately due and payable without further demand or notice of any kind whatsoever which are expressly waived, and may exercise any one or more of the rights and remedies granted pursuant to this Agreement or given to a secured Parties under the Uniform Commercial Code of New York, as it may be amended from time to time, or otherwise at law or in equity, including the right to sell or otherwise dispose of the Collateral.

                  (b) (i) At any bona fide public sale the Secured Parties shall be free to purchase all or any part of the Collateral. Any such sale may be on cash or credit. The Secured Parties shall be authorized at any such sale (if it deems it advisable to do so) to restrict the prospective bidders or purchasers to persons who will represent and agree that they are purchasing the Collateral for their own account in compliance with Regulation D of the Securities Act of 1933 or any other applicable exemption available under such Act. If the Collateral is customarily sold on a recognized market or threatens to decline speedily in value, the Secured Parties may sell such Collateral at any time without giving prior notice to the Pledgors. Whenever notice is otherwise required by law to be sent by the Secured Parties to the Pledgors of any sale or other disposition of the Collateral, five (5) days written notice sent to the Pledgors at the notice address specified below will be reasonable.

                  (ii) The Pledgors recognize that the Secured Parties may be unable to effect or cause to be effected a public sale of the Collateral by reason of certain prohibitions contained in the Securities Act of 1933, as amended (the "ACT"), so that the Secured Parties may be compelled to resort to one or more private sales to a restricted group of purchasers who will be obligated to agree, among other things, to acquire the Collateral for resale thereof. The Pledgors understand that private sales so made may be at prices and on other terms less favorable to the seller than if the Collateral were sold at public sales, and agree that the Secured Parties have no obligation to delay or agree to delay the sale of any of the Collateral from the period of time necessary to permit the issuer of the securities which are part of the Collateral (even if the issuer would agree), to register such securities for sale under the Act. The Pledgors agree that private sales made under the foregoing circumstances shall be deemed to have been made in a commercially reasonable manner.

                  (c) The net proceeds arising from the disposition of the Collateral, if any, after deducting expenses incurred by the Secured Parties, will be applied to the Obligations in the order determined by the Secured Parties in its sole discretion. If any excess remains after the discharge of all of the Obligations the same will be paid to the Pledgors.

                  (d) If any demand is made at any time upon the Secured Parties for the repayment or recovery of any amount received by it in payment or on account of any of the Obligations from the disposition of the Collateral and if the Secured Parties repays all or any Parties of such amount, the Pledgor will be and remain liable for the amounts so repaid or recovered to the same extent as if such proceeds were never originally received by the Secured Parties.

                  6. VOTING RIGHTS AND TRANSFER. Prior to the occurrence of an Event of Default, the Pledgors will have the right to exercise all voting rights with respect to the Collateral. At any time after the occurrence of an Event of Default, the Secured Parties may transfer any or all of the Collateral into its name or that of its nominee and may exercise all voting rights with respect to the Collateral, but no such transfer shall constitute a taking of such Collateral in satisfaction of any or all of the Obligations unless the Secured Parties expressly so indicates by written notice to the Pledgors.

                  7. DIVIDENDS, INTEREST AND PREMIUMS. The Pledgors will have the right to receive all cash dividends, interest and premiums declared and paid on the Collateral prior to the occurrence of any Event of Default. In the event any additional shares are issued to the Pledgors as a stock dividend or in lieu of interest on any of the Collateral, as a result of any split of any of the Collateral by reclassification or otherwise, any certificates evidencing any such additional shares will be immediately delivered to the Secured Parties and such shares will be subject to this Agreement and a part of the Collateral to the same extent as the original Collateral. At any time after the occurrence of an Event of Default, the Secured Parties shall be entitled to receive all cash or stock dividends, interest and premiums declared or paid on the Collateral, all of which shall be subject to the Secured Parties' rights under Section 5 above.

                  8. ADDITIONAL COVENANTS. The parties acknowledge that the liability of the Pledgors with respect to the Obligations is limited to the proceeds that may be obtained by the Secured Parties from the disposition of the Collateral under this Agreement and, in the event that the proceeds from such disposition are less than the then outstanding Obligations, the Secured Parties may seek to recover any deficiency from the Borrower and not from the Pledgors. The parties acknowledge that the pledge of the Collateral is made to secure the Secured Parties' agreement to satisfy the Obligations in the event of a default by the Borrower on a non-recourse basis to the Pledgors except with respect to the Collateral. Pledgors consent that the Transaction Agreements or the liability of any guarantor, surety, indemnitor, indorser, or any other party for or upon the Transaction Agreements may, from time to time, in whole or in part, be renewed, extended, modified, accelerated, compromised, settled or released by the Secured Parties , all without any notice to, or further assent by, or any reservation of rights against, Pledgors and without in any way effecting or releasing the liability of Pledgors hereunder with respect to the Collateral. The Secured Parties shall not be liable for failure to collect or realize upon the Transaction Agreements, or any part thereof, for any delay in so doing, nor shall Secured Parties be under any obligation to take any action whatsoever with regard thereto.

                  9. POWER OF ATTORNEY. Secured Parties appoint the Agent or any other person whom Agent may from time to time designate, as the Debtor's attorney-in-fact to hold the Certificates in escrow and, after the occurrence and during the continuance of a default as described in Section 5, to endorse the Secured Parties' names on the Certificates and to do all things necessary to carry out the intents of this Agreement. Each of the Secured Parties ratifies and approves all acts of the Agent taken within the scope of the authority granted. Agent will not be liable for any acts of commission or omission or for any error in judgment or mistake of fact or law, except for Agent's gross negligence or willful misconduct. This power, being coupled with an interest, is irrevocable so long as any Secured Obligation remains unpaid. Each of the Secured Parties waives presentment and protest of all instruments and notice thereof, notice of default and dishonor and all other notices to which the Secured Parties may otherwise be entitled. The Pledgors acknowledge the right of the Agent to act on behalf of the Secured Parties under this Agreement.

                  10. FURTHER ASSURANCES. At any time and from time to time, upon demand of the Secured Parties, the Pledgors will give, execute, file and record any notice, financing statement, continuation statement, instrument, document or agreement that the Secured Parties may consider necessary or desirable to create, preserve, continue, perfect or validate any security interest granted hereunder or to enable the Secured Parties to inform its rights hereunder with respect to such security interest.

                  11. NOTICES. All notices, demands, requests, consents, approval and other communications required or permitted hereunder shall be sent and delivered in accordance with Section 11 of the Purchase Agreement to the addresses first set forth above or, at the option of the Secured Parties with respect to the Pledgors, to them at the Borrower. All notices with respect to the Agent shall be sent to Ezzat Jallad, 117 E. 57th Street, Suite 50C, New York, New York 10022.

                  12. PRESERVATION OF RIGHTS. No delay or omission on the Secured Parties part to exercise any right or power arising hereunder, including without limitation, the failure of the Secured Parties to exercise its rights against the Collateral after the Holding Period, will impair any such right or power or be considered a waiver of any such right or power, nor will the Secured Parties' action or inaction impair any such right or power. The Secured Parties' rights and remedies hereunder are cumulative and not exclusive of an other rights or remedies which the Secured Parties may have under other agreements, at law or in equity.

                  13. ILLEGALITY. In case any one or more of the provisions contained in this Agreement should be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby.

                  14. CHANGES IN WRITING. No modification, amendment or waiver of any provision of this Agreement nor consent to any departure by the Pledgors therefrom will be effective unless made in a writing signed by the Secured Parties, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. No notice to or demand on the Pledgors in any case will entitle the Pledgors to any other or further notice or demand in the same, similar or other circumstance. No executory agreement and no course of dealing between Borrower and the Secured Parties or Pledgors shall be effective to terminate, change or modify this Agreement in whole or in part; nor shall any waiver of any rights or powers of the Secured Parties , or consent by the Secured Parties , be valid or effective unless in writing and signed by Secured Parties or the Agent.

                  15. ENTIRE AGREEMENT. This Agreement (including the documents and instruments referred to herein) constitutes the entire agreement and supersedes all other prior agreements and understandings, both written and oral, between the Pledgors and the Secured Parties with respect to the subject matter hereof.

                  16. SUCCESSORS AND ASSIGNS. This Agreement will be binding upon and inure to the benefit of the Pledgors and the Secured Parties and their respective heirs, executors, administrators, successors and assigns; provided, however, that the Secured Parties may not assign this Agreement in whole or in part without the Pledgors' prior written consent. This Agreement is for the benefit of the Secured Parties and their successors and assigns and in the event of an assignment of any amounts payable under the Debentures or the other Transaction Agreements, the rights hereunder, to the extent applicable to the indebtedness so assigned, may be transferred with such indebtedness.

                  17. INTERPRETATION. In this Agreement, unless the Secured Parties and the Pledgors otherwise agree in writing, the singular includes the plural and the plural the singular; references to statutes are to be construed as including all statutory provisions consolidating, amending or replacing the statute referred to; the word "or" shall be deemed to include "and/or", the words "including" and "includes" shall be deemed to be followed by the words "without limitation." Section headings in this Agreement are included for the convenience of reference only and shall not constitute a part of this Agreement for any other purpose.

                  18. INDEMNITY. Each Pledgor severally agrees to indemnify each of the Secured Parties, its directors, officers and employees and each legal entity, if any, who controls the Secured Parties (the "INDEMNIFIED PARTIES") and to hold each Indemnified Parties harmless from and against any and all claims, damages, losses, liabilities and expenses (including all fees of counsel with whom any indemnified Parties may consult and all expenses of litigation or preparation therefor) which any Indemnified Parties may incur or which may be asserted against any Indemnified Parties as a result of the execution of or performance under this Agreement; provided, however, that the foregoing indemnity agreement shall not apply to claims, damages, losses, liabilities and expenses solely attributable to an Indemnified Parties negligence or willful misconduct.

                  19. GOVERNING LAW AND JURISDICTION. This Pledge Agreement has been delivered to and accepted by the Secured Parties and will be deemed to be made in the State of New York.

THIS PLEDGE AGREEMENT WILL BE INTERPRETED AND THE RIGHTS AND LIABILITIES OF THE PLEDGORS AND SECURED PARTIES DETERMINED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK, EXCLUDING ITS CONFLICT OF LAWS RULES. The Pledgors hereby irrevocably consents to the exclusive jurisdiction of any state or federal court for New York County and consents that all service of process be sent by nationally recognized overnight courier service directed to the Pledgors at the Pledgors' address set forth herein and service so made will be deemed to be completed on the business day after deposit with such courier; provided that nothing contained in this Agreement will prevent the Secured Parties from bringing any action, enforcing any award or judgment or exercising any rights against the Pledgors individually, against any security or against any property of the Pledgors within any other county state or other foreign or domestic jurisdiction. The Pledgors acknowledges and agrees that the venue provided above is the most convenient forum for both the Secured Parties and the Pledgors. The Pledgors waive any objection to venue and any objection based on a more convenient forum in any action instituted under this Agreement.

                  20. WAIVER OF JURY TRIAL. THE PLEDGORS IRREVOCABLY WAIVE ANY AND ALL RIGHTS THE PLEDGORS MAY HAVE TO A TRIAL BY JURY IN ANY ACTION, PROCEEDING OR CLAIM OF ANY INURE RELATING TO THIS AGREEMENT OR ANY TRANSACTION CONTEMPLATED IN ANY OF THE TRANACTION AGREEMENTS. THE PLEDGORS ACKNOWLEDGE THAT THE FOREGOING WAIVER IS MADE KNOWINGLY AND VOLUNTARILY.



                            [SIGNATURES ON NEXT PAGE]

           IN WITNESS WHEREOF, intending to be legally bound, the Pledgors and the Secured Parties have heretofore executed this Agreement as of the date and year first above written.


                      PLEDGORS:


                      _______________________________________
                      Frederick Tannous

                      _______________________________________
                      William Glaser



                      SECURED PARTIES:


                      BRIVIS INVESTMENTS, LTD.


                      By:____________________________________


                      STRANCO INVESTMENTS, LTD.


                      By:____________________________________

                          EXHIBIT A TO PLEDGE AGREEMENT









                             (CERTIFIED SECURITIES)
         The Collateral listed below are pledged as collateral and are restricted from trading and withdrawals. The Secured Parties' or the Agent's written approval is required prior to any trading or withdrawals of such assets.

Quantity                      Description of Securities                                     Certificate Number(s)


500,000 shares_____________   Common Stock of Health Sciences Group, Inc.                   __________________


500,000 shares                Common Stock of Health Sciences Group, Inc.

                                   STOCK POWER



         FOR VALUE  RECEIVED,  the  undersigned  does  hereby  sell,  assign and
transfer                              to                               _________
_________________________________________________________________,   having   an
address  at   ________________________________________________,   Tax  I.D.  No.
_________, __________ shares of the capital stock (the "STOCK") of Health Sciences Group, Inc., a Colorado corporation, represented by Certificate Number ______________, standing in the name of the undersigned on the books of said Company; and do hereby irrevocably constitute ____________, Attorney to transfer the said Shares on the books of the within named Corporation with full power of substitution in the premises.




                                         _________________________________

                                                                 EXHIBIT 10.7.11
                                ESCROW AGREEMENT

         THIS ESCROW AGREEMENT (this "AGREEMENT"), dated as of this 18th day of February, 2003, is made by and between HEALTH SCIENCES GROUP, INC., a Colorado corporation, with headquarters located at 6080 Center Drive, 6th Floor, Los Angeles California 90045 (the "Company"), Stranco Investments, LTD., a corporation organized under the laws of the British Virgin Islands and having an address at Idriss Building, 4th Floor, Bashir Kassar Street, Verdoun, Beirut Lebanon and Brivis Investments, LTD., a corporation organized under the laws of the British Virgin Islands and having an address at Arawak Chambers, Sea Meadow House, Blackdune Highway, Roadtown, Tortola British Virgin Islands (the "Investors") and McLaughlin & Stern LLP, having offices at 260 Madison Avenue New York, New York 10016 (the "Escrow Agent").
                                                W I T N E S S E T H
         WHEREAS, The Company and the Investors have entered into an agreement for the purchase by the Investors of certain Convertible Debentures dated as of February 18, 2003 (the "Purchase Agreement" for an aggregate consideration of $300,000 (the "Purchase Price"); and

        WHEREAS, in conjunction with the Purchase Agreement, the Company and certain of its subsidiaries will enter into a Security Agreement and a Registration Rights Agreement, and Messrs. Tannous and Glaser, shareholders of the Company, will enter into a Pledge Agreement.

         WHEREAS, the consummation of the transactions contemplated by the Purchase Agreement is contingent upon the consummation of the acquisition by the Company or its subsidiary of substantially all of the assets of Quality Botanical Ingredients, Inc. on or before February 28, 2003 (the "QBI Acquisition").

        WHEREAS, the Escrow Agent is willing to act as escrow agent on the terms and conditions hereinafter set forth;

        NOW, THEREFORE, in consideration of the mutual covenants and promises herein contained and subject to the conditions hereinafter set forth, the parties agree as follows:

1. Each Investor has delivered $150,000 for an aggregate of $300,000 (the "Escrowed Assets") to the Escrow Agent and each Investor has delivered an executed Security Agreement and Registration Rights Agreement to the Escrow Agent. The Escrow Agent will hold the Escrowed Assets on the terms and conditions hereinafter set forth.

2. At such time as the Company completes its acquisition of QBI, the Company shall deliver to the Escrow Agent the following documents (collectively the "Documents"): (a) either (i) a copy of the form 8-K or other filing with the Securities and Exchange Commission announcing such acquisition, (ii) a certification executed by the Company and Ezzat Jallad (as agent for the Investors) that such acquisition has been consummated or (iii) a certification signed by the Company, its subsidiary Quality Botanical Ingredients, Inc. (a Delaware corporation) and Quality Botanical Ingredients, Inc (a New Jersey corporation) substantially in the form of Exhibit A (together with oral confirmation of the accuracy of such certificate by counsel to the Company), (b) four fully executed Security Agreements,(c) an original Debenture executed in favor of each Investor, (d) four executed Registration Rights Agreements, (e) an original Warrant executed in favor of each Investor, FCIM Corp. and George Matin,(f)four executed Pledge Agreements and (g) the stock certificates which comprise the collateral under the Pledge Agreement with stock powers endorsed in blank and with medallion signatures (the "Collateral"). The Investors shall deliver to the Escrow Agent: (a) four executed Security Agreements, (b) four executed Registration Rights Agreements, and (c) four executed Pledge Agreements. The documents to be delivered by the Company (except for Exhibit A and the stock certificates representing the Collateral) must bear original signatures). The documents to be delivered by the Investors shall bear either original or facsimile signatures. Provided that such documents are delivered on or before February 28, 2003, and the conditions set forth in the  Purchase
Agreement have been waived or satisfied, the Escrow Agent shall deliver (A) the difference between (i) the Escrowed Assets and (ii) the consulting fee equal to 5% of the Escrowed Assets to each of FCIM Corp and George Matin and $10,000 payable to the Escrow Agent for legal services rendered in connection with the preparation of the Purchase Agreement and the transactions contemplated thereby and (B) the Security Agreement, Registration Rights Agreement and Pledge Agreement executed by the Investors to the Company. The Escrow Agent shall deliver the Warrants, Security Agreement, Registration Rights Agreement, Pledge Agreement and the Collateral to Ezzat Jallad as Agent for the Investors. In addition, the Escrow Agent shall deliver the consulting fee to FCIM Corp. and George Matin and retain the amount payable to the Escrow Agent for services and expenses incurred in connection with its representation of the Investors. In the event that such documents are not delivered to the Escrow Agent on or before February 28, 2003, or the conditions set forth in the Purchase Agreement have not been waived or satisfied, the Escrow Agent shall, upon receipt of written notice executed by an Investor, distribute $150,000, less the amount of any wire charges, to such Investor.

3. Except as provided in Section 2, in the event that the Escrow Agent shall receive an instruction (the "Instruction") with respect to the Escrowed Assets or any portion thereof from the Company but not from the Investors or from the Investors but not from the Company (the person or firm giving the Instruction being hereinafter referred to as the "Instructing Party" and the person or firm which shall not have given the Instruction being hereinafter referred to as the "Other Party"), the Escrow Agent shall transmit a copy of the Instruction received from the Instructing Party to the Other Party. The Escrow Agent shall thereafter act in accordance with the Instruction if the Other Party shall fail, within ten days of receipt of the transmittal from the Escrow Agent to the Other Party of the copy of the Instruction, to notify the Escrow Agent in writing that the Escrow Agent is not to comply with the Instruction. If the Other Party shall, within ten days after transmittal of the Instruction by the Escrow Agent to the Other Party, advise the Escrow Agent not to comply with the Instruction, the Escrow Agent shall not act in accordance with the Instruction but shall thereafter act, with respect to such of the Escrowed Assets as were the subject of the Instruction, solely in accordance with any of the following: (a) a new instruction signed jointly by the Investors and the Company, or (b) separate instructions of like tenor from each of the Investors and the Company, or (c) a certified copy of an arbitrator's award issued under the rules of the American Arbitration Association as to which the Escrow Agent shall have received an opinion of counsel, satisfactory to the Escrow Agent in its sole and absolute discretion, that such award is final beyond appeal, or (d) a certified copy of a judgment of a court of competent jurisdiction as to which the Escrow Agent shall have received an opinion of counsel, satisfactory to the Escrow Agent in its sole and absolute discretion, that such judgment is final beyond appeal.

4. The Escrow Agent shall not be bound in any way by any agreement or any contract between the Investors and the Company (whether or not it has knowledge thereof) and the Escrow Agent's only duties and responsibilities shall be to hold the Escrowed Assets as Escrow Agent and to dispose of said assets in accordance with the terms of this Escrow Agreement.

5. The Escrow Agent may act upon any instruction or other writing believed by the Escrow Agent in good faith to be genuine and to be signed or presented by the proper person and the Escrow Agent shall not be liable in connection with the performance of its duties under this Escrow Agreement except for the Escrow Agent's own willful default or gross negligence. The Escrow Agent may consult with counsel, and any opinion of counsel shall be full and complete authorization and protection in respect of any action taken or permitted by the Escrow Agent hereunder in good faith and reliance upon such opinion.

6. Any notice, reports, demands or instruction required or permitted by any provision of this Agreement shall be deemed to have been sufficiently transmitted, delivered, given or served for all purposes if sent by prepaid registered mail to the respective parties at their addresses hereinabove written. The date of delivery or transmittal shall be deemed to be the date of mailing except that no notice, report, demand or instruction shall be deemed to have been delivered or transmitted to a party hereto until actual receipt thereof.

7. Each party hereto agrees to reimburse the Escrow Agent for all actual expenses incurred by the Escrow Agent in acting hereunder and to indemnify the Escrow Agent and to hold the Escrow Agent harmless against any loss, liability and expense incurred without negligence or bad faith on the part of the Escrow Agent arising out of or in connection with the acceptance or administration by the Escrow Agent of its duties hereunder, including the costs and expenses of defending itself against any claim of liability hereunder. The Escrow Agent shall serve in such capacity without compensation.

8. This Agreement shall be binding upon and shall inure to the benefit of the parties and their respective heirs, successors and assigns.

9. This Agreement may be executed in one or more counterparts, each of which shall constitute one Agreement, binding on all the parties hereto, even though all the parties are not signatories to the original or the same counterpart.

        IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be made and executed the day and year first above written.

                           STRANCO INVESTMENTS, LTD.
                           By:________________________________

                           BRIVIS INVESTMENTS LTD.

                           By:________________________________


                           HEALTH SCIENCES GROUP, INC.

                           By:_____________________________



                           McLaughlin & Stern LLP, as Escrow Agent
                           By: _______________________________

                                    EXHIBIT A



                                   CERTIFICATE


        The undersigned, Health Sciences Group, Inc., its subsidiary Quality Botanical Ingredients, Inc. (a Delaware corporation) and Quality Botanical Ingredients, Inc (a New Jersey corporation) (collectively, the Parties) hereby severally represent and certify as follows:

1. All of the conditions precedent to the consummation of the transactions contemplated by the Asset Purchase Agreement amongst the Parties and Collola Inc. and Joseph R. Schortz dated as of November 30, 2002 (the "Asset Purchase Agreement") have been satisfied or waived, except with respect to the delivery of $260,000 to ___________________ pursuant to the following wire instructions:


2. Immediately upon the delivery of such funds by wire transfer by McLaughlin & Stern, LLP, in its capacity as escrow agent under an Escrow Agreement dated as of February 18, 2003, to _______________, the Transactions will be consummated, including but not limited to, the sale of the Assets (as defined in the Asset Purchase Agreement) to Quality Botanical Ingredients, Inc. ( a Delaware corporation).


        IN WITNESS WHEREOF, the undersigned have executed this certificate as of February __, 2003.


                        QUALITY BOTANICAL INGREDIENTS, INC. (DELAWARE)

                        BY:___________________________________
                                 ITS:____________________________


                        HEALTH SCIENCES GROUP, INC.

                        BY:___________________________________
                                 ITS:___________________________

                        QUALTIY BOTANICAL INGREDIENTS, INC. (NEW JERSEY)

                        BY:___________________________________
                                 ITS:___________________________

                                                                  EXHIBIT 10.8.1



                                            LOAN AND SECURITY AGREEMENT

         This LOAN AND SECURITY AGREEMENT, is entered into as of February __, 2003 by and between XCEL HEALTHCARE, INC. ("Borrower"), and MERIDIAN COMMERCIAL HEALTHCARE FINANCE, LLC ("Lender").

                                    RECITALS

         A. Borrower is a fully-licensed specialty health care pharmacy which provides prescription drugs and related patient-specific biopharmaceuticals, medical supplies and disease treatment programs to patients with chronic diseases in return for payments from Medicare, Medicaid, insurance companies, health maintenance organizations and preferred provider organizations and insurance copayments from patients.

         B. Borrower has requested that Lender make loans to Borrower as more fully set forth herein.

         C. This Agreement is entered into and will be performed in California.

NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and in consideration of the mutual promises, covenants and conditions herein contained, the Parties agree as follows:

                                    AGREEMENT

1. CERTAIN  DEFINITIONS  AND INDEX TO  DEFINITIONS.  All terms contained in this
Agreement that are not specifically defined herein shall have the meanings provided in the UCC. All accounting terms used herein shall have the meaning set forth in Generally Accepted Accounting Principles. As used herein, the following terms shall have the following meanings:

1.1 "ACCOUNT DEBTOR" - an individual or entity that owes money to Borrower for products delivered or services rendered.

1.2 "ACCOUNT" - a right to payment of a monetary obligation for products delivered or services rendered or to be rendered by Borrower including Borrower's accounts receivable (such as payments from Medicare, Medicaid, insurance companies, health maintenance organizations and preferred provider organizations and insurance copayments from patients) arising in the ordinary course of Borrower's business.

1.3 "AGREEMENT" - this Loan and Security Agreement, together with all exhibits and schedules hereto, as the same now exists or may hereafter be amended, modified, supplemented, extended, renewed, restated or replaced.

1.4 "ALLOWABLE AMOUNT" - the lesser of the Borrowing Base or the Credit Limit.

1.5 "ANNIVERSARY DATE" - the date which is one year from the date of the Closing Date, and the same day of each year thereafter.

1.6 "ASSIGNMENT DATE" - the date on which Borrower receives a statement from Lender listing Accounts which Lender has determined to be Eligible Accounts.

1.7      "ACH" - Automated Clearing House.

1.8 "AVAILABILITY RESERVES" - as of any date of determination, such amounts as Lender may from time to time establish and revise in good faith reducing the amount of advances which would otherwise be available to Borrower hereunder:

1.8.1 To reflect events, conditions, contingencies or risks which, as determined by Lender in good faith, do or may affect either (i) the Collateral or any other property which is security for the Obligations or its value, (ii) the assets, business or prospects of Borrower, or (iii) the security interest and other rights of Lender in the Collateral (including the enforceability, perfection and priority thereof);

1.8.2 To reflect Lender's good faith belief that any collateral report or financial information furnished by or on behalf of Borrower or any Obligor to Lender is or may have been incomplete, inaccurate or misleading in any material respect; or

1.8.3 In respect of any state of facts that Lender determined in good faith constitutes an Event of Default or may, with notice or passage of time or both, constitute an Event of Default.

1.9 "AVOIDANCE CLAIM" - any claim that any payment received by Lender from or for the account of an Account Debtor is avoidable under the Bankruptcy Code or any other debtor relief statute.

1.10 "BATCH" - all Specifically Assigned Accounts listed by Borrower on a Schedule of Accounts.

1.11 "BORROWER" - see Preamble hereof.

1.12 "BORROWING BASE" - Seventy-five percent (75%) of the unpaid Estimated Net Receivable Value of Specifically Assigned Accounts which are not Ineligible Accounts.

1.13 "BUSINESS DAY" - any day which is not a Saturday, Sunday, or other day on which national banks are authorized or required to be closed.

1.14 "CLEARANCE DAYS" - (i) 2 days for checks drawn on banks located within California and for all electronic funds transfers, and (ii) 4 days for all other payments.

1.15 "CLOSED" - a Batch is closed when each Specifically Assigned Account listed therein has either been paid in full to Lender based on its Estimated Net Receivable Value or has become an Ineligible Account.

1.16 "CLOSING DATE" - the date on which this Agreement is accepted by Lender.

1.17 "COLLATERAL" - all now owned and hereafter acquired personal property and fixtures, and proceeds thereof (including proceeds of proceeds), including without limitation Accounts, Chattel Paper, Goods, Inventory, Equipment, Instruments, Investment Property, Documents, and General Intangibles.

1.18 "CREDIT ACCOMMODATION" - any advance or other extension of credit by Lender to or on behalf of Borrower hereunder.

1.19     "CREDIT LIMIT" - $750,000.

1.20     "CURRENT RATIO" - As defined in Section 8.11.2.

1.21     "DATA INTERFACE SET UP FEE" - $1,000.

1.22     "DEFAULT RATE" - One-half percent (0.5%).

1.23     "DEFAULT WAIVER FEE" - $5,000.

1.24 "EARLY TERMINATION FEE" - For any event requiring the payment of an Early Termination Fee, (a) 3% of the Credit Limit if such event occurs prior to the first Anniversary Date, (b) 2% of the Credit Limit if such event occurs on or after the first Anniversary Date but prior to the second Anniversary Date, or
(c) 1% of the Credit Limit if such event occurs on or after the second Anniversary Date but prior to the third Anniversary Date.

1.25 "ELECTRONIC DATA DOWNLOAD" - an electronic file or files containing all of Borrower's Accounts.

1.26 "ELIGIBLE ACCOUNT" - an Account on which an Eligible Payor is obligated, or which is acceptable to Lender as determined by Lender in the exercise of its reasonable sole credit or business judgment.

1.27 "ELIGIBLE PAYOR" - means (i) a solvent commercial insurance company, organized under the laws of any jurisdiction in the United States, having its principal office in the United States, (ii) a solvent Blue Cross/Blue Shield plan, (iii) Medicare, (iv) Medicaid, (v) Civilian Health and Medical Program of the Uniformed Service, or (vi) a solvent Health Maintenance Organization or a Preferred Provider Organization which has been approved in writing by Lender on Exhibit A ("Eligible Payors").

1.28 "ESTIMATED NET RECEIVABLE VALUE" - the amount which Lender has determined in its reasonable discretion, based upon information acquired by Lender,

(including information from Borrower) which will be paid on account of Specifically Assigned Accounts.

1.29     "EVENT OF DEFAULT" - see Section 13.1 hereof.

1.30 "EXPOSED PAYMENTS" - Payments received by Lender from a Payor which has become subject to a bankruptcy proceeding, to the extent such payments cleared said Payor's deposit account within ninety days of the commencement of said bankruptcy case.

1.31 "FINANCING FEE" - the Financing Fee Percentage multiplied by the unpaid Estimated Net Receivable Value of a Batch computed from Assignment Date to the date on which the Batch has been Closed.

1.32 "FINANCING FEE PERCENTAGE" - 3.75% per annum in excess of the Prime Rate. Any change in the Financing Fee Percentage shall be effective as of the date of any change in the Prime Rate.

1.33 "GOVERNMENTAL LOCK BOX" - A lock box relationship between Borrower and a Governmental Lock Box Bank.

1.34 "GOVERNMENTAL LOCK BOX BANK" - A financial institution acceptable to Lender which has entered into a Lock Box Agreement.

1.35 "GUARANTOR(S)" - all individuals or entities now or hereafter guaranteeing the Obligations.

1.36     "INELIGIBLE ACCOUNT" - An Account which:

1.36.1   Is disputed by the Payor or Account Debtor obligated thereon;

1.36.2 Is not a bona fide obligation created by the sale and delivery of goods or the rendition of services in the ordinary course of Borrower's business; or

1.36.3   Remains unpaid beyond the Late Payment Date.

1.37 "INVOICE" - the Record that evidences an Account. Where the context so requires, reference to an Invoice shall be deemed to refer to the Account to which it relates.

1.38 "LATE PAYMENT DATE" - the date which is 90 days from the date on which a Specifically Assigned Account was assigned to Lender pursuant to a Schedule of Accounts.

1.39     "LENDER" - See Preamble.

1.40 "LOCK BOX AGREEMENT" - An agreement among Borrower, Lender and the Governmental Lock Box Bank wherein (i) the Governmental Lock Box Bank agrees to sweep all deposits to Lock Box Account (whether or not represented by collected funds) into a deposit account identified in said Agreement which is owned by Lender, (ii) Borrower is permitted to revoke such sweep instructions upon written instructions from Borrower to the Governmental Lock Box Bank and (iii) the Governmental Lock Box Bank agrees to immediately notify Lender in writing upon receipt of such instructions.

1.41     "MINIMUM CURRENT RATIO" - 0.75:1.00.

1.42     "MINIMUM MONTHLY FEE" - $6,000.

1.43     "MINIMUM TANGIBLE NET WORTH" - _____________________________.

1.44 "MISDIRECTED PAYMENT FEE" - Fifteen percent (15%) of the amount of any payment on an Account where said payment has been received by Borrower and not delivered in kind by Borrower to Lender or the Governmental Lock Box within three Business Days of receipt thereof.

1.45 "MONETARY COLLATERAL" - cash, checks or other proceeds of Collateral in tangible form.

1.46 "MONITORING FEE" - The product of the Monitoring Fee Percentage and the Estimated Net Receivable Value of each advance.

1.47     "MONITORING FEE PERCENTAGE" - 0.60 percent (0.60%).

1.48 "OBLIGATED PARTY" - any entity obligated with respect to any Collateral.

1.49 "OBLIGATIONS" - all present and future obligations owing by Borrower to Lender whether or not for the payment of money, whether or not evidenced by any note or other instrument, whether direct or indirect, absolute or contingent, due or to become due, joint or several, primary or secondary, liquidated or unliquidated, secured or unsecured, original or renewed or extended, whether arising before, during or after the commencement of any case under the United States Bankruptcy Code in which Borrower is a debtor, including but not limited to any obligations arising pursuant to letters of credit or acceptance transactions or any other financial accommodations, and all principal, interest, fees, charges, expenses, attorneys' fees and accountants' fees chargeable to Borrower or incurred by Lender in connection with this Agreement and/or the transaction(s) related thereto.

1.50     "OBLIGORS" - Borrower and all Guarantors.

1.51     "ORIGINATION FEE" - $15,000.

1.52 "PAYOR" - An Account Debtor or other obligor on an Account, or entity making payment thereon for the account of such party.

1.53 "PRIME RATE" - The interest rate known as the Prime Rate as announced in the Wall Street Journal from time to time. If the Wall Street Journal does not announce a "prime rate", then the prime rate as announced from time to time by the Bank of America.

1.54 "SCHEDULE OF ACCOUNTS" - a form supplied by Lender from time to time wherein Borrower lists such of its Accounts as it requests that Lender accept as Collateral under the terms of this Agreement.

1.55 "SPECIFICALLY ASSIGNED ACCOUNTS" - Accounts listed on a Schedule of Accounts which Lender has determined to be Eligible Accounts.

1.56 "SUBMITTED ACCOUNTS" - Accounts listed by Borrower on a Schedule of Accounts and submitted to Lender.

1.57     "TANGIBLE NET WORTH" - As defined in Section 8.10.1.

1.58 "TERMINATION DATE" - the earlier of (a) three years from the date hereof, or if this Agreement is extended automatically under Section 16 below, such new Anniversary Date, or (b) the date on which either party elects to terminate this Agreement pursuant to the terms herein.

1.59 "UCC" - The Uniform Commercial Code in effect in California at the date on which a determination thereunder is to be made.

2.       CREDIT FACILITIES.

2.1 Unless otherwise instructed by Lender, Borrower shall transmit an Electronic Data Download to Lender on the 1st day of each week.

2.2 On the basis of the Electronic Data Download, Lender shall prepare and transmit to Borrower a Borrowing Base Certificate in the form of Exhibit B hereto.

2.3 At the request of Borrower in the form of Exhibit C hereto, and subject to Borrower's availability under the Borrowing Base Certificate, Lender, shall, from time to time, at the request of Borrower, make advances to Borrower, less any Availability Reserves, so long as, before and after such advance, the Obligations do not exceed the Allowable Amount.

2.4 Notwithstanding anything to the contrary contained herein, Lender shall not be obligated to make an advance hereunder to the extent that, before or as a result thereof, the Obligations shall exceed the Allowable Amount.

3. PAYMENTS BY BORROWER.

3.1 Place of Payments. All payments hereunder shall be made by Borrower to Lender at the address of Lender set forth herein, or at such other place as Lender may designate in writing; provided however, that Borrower may also send payments to Lender by wire transfer.

3.2 ACH Debits. In order to satisfy any of the Obligations, Lender is hereby authorized by Borrower to initiate electronic debit entries through the ACH or other electronic payment system to any account maintained by Borrower. At the Lender's request, Borrower shall execute and deliver to Lender an authorization agreement for ACH debits.

4. CLEARANCE DAYS. For all purposes under this Agreement, Clearance Days will be added to the date on which any payment is received by Lender.

5. FEES. Borrower shall pay to Lender:

5.1 ORIGINATION FEE. The Origination Fee no later than the date on which Lender makes the initial advance hereunder.

5.2 FINANCING FEE. The Financing Fee on the date which is the earlier of (i) the date on which a Batch is Closed, or (ii) the last day of each month.

5.3 MONITORING FEE. The Monitoring Fee on the date of each advance.

5.4 MISDIRECTED PAYMENT FEE. The Misdirected Payment Fee on the amount of any payment on an Account where said payment has been received by Borrower and not delivered as required by Section 8.3 hereof within three Business Days of receipt thereof, immediately upon its accrual.

5.5 MINIMUM MONTHLY FEE. Any amount by which the Financing Fee earned in any month (prorated for partial months) is less than the Minimum Monthly Fee, on the first day of the following month.

5.6 DEFAULT WAIVER FEE. The Default Waiver Fee to Lender, immediately upon the waiver by Lender of any Event of Default hereunder, so long as the waiver was done at Borrower's request.

5.7 OUT-OF-POCKET EXPENSES. The out-of-pocket expenses directly incurred by Lender in the administration of this Agreement such as wire transfer fees, postage, audit fees, and lockbox fees, on demand.

5.8 EARLY TERMINATION FEE. Borrower shall immediately pay to Lender the Early Termination Fee if Borrower terminates this Agreement prior to the expiration of three years from the date hereof, becomes subject to a Bankruptcy proceeding (not including the filing of an involuntary bankruptcy petition against Borrower that does not result in the entry of an order for relief), or prepays the Obligations (whether by acceleration or otherwise), at any time prior to the Termination Date.

5.9 DATA INTERFACE SET UP FEE. The unpaid portion of any Data Interface Set Up Fee, immediately upon Borrower's receipt of the first proceeds received hereunder.

6. GRANT OF SECURITY INTEREST. To secure the payment and performance in full of the Obligations, Borrower grants to the Lender a security interest in the Collateral, and all proceeds and products thereof.

7. AUTHORIZATION TO LENDER.

7.1 Borrower hereby irrevocably authorizes Lender at Borrower's expense, to exercise all or any of the following powers until all of the Obligations have been paid in full: (a) receive, take, endorse, assign, deliver, accept and deposit, in the name of Lender or Borrower, any and all cash, checks, commercial paper, drafts, remittances and other instruments and documents relating to the Collateral or the proceeds thereof, (b) take or bring, in the name of Lender or Borrower, all steps, actions, suits or proceedings deemed by Lender necessary or desirable to effect collection of or other realization upon the Accounts and other Collateral, (c) after an Event of Default, change the address for delivery of mail to Lender and to receive and open mail addressed to Borrower; provided that, Lender shall promptly upon receipt, mail to Borrower, at Borrower's expense, all original documents and correspondence, other than payments, that Lender receives, (d) after an Event of Default, extend the time of payment of, compromise or settle for cash, credit, return of merchandise, and upon any terms or conditions, any and all Accounts or other Collateral which includes a monetary obligation and discharge or release any Account Debtor or other obligor (including filing of any public record releasing any lien granted to Borrower by such Account Debtor), without affecting any of the Obligations, (e) execute in the name of Borrower and file against Borrower in favor of Lender financing statements or amendments with respect to the Collateral, (f) pay any sums necessary to discharge any lien or encumbrance which is senior to Lender's security interest in the Collateral, which sums shall be included as Obligations hereunder and due on demand, (g) notify any Account Debtor obligated with respect to any Account or any Payor thereof, that the underlying Account has been assigned to Lender by Borrower and that payment thereof is to be made to the order of and directly and solely to Lender, and (h) communicate directly with Borrower's Account Debtors or applicable Payors to verify the amount and validity of any Account created by Borrower.

7.2 Borrower hereby releases and exculpates Lender, its officers, employees and designees, from any liability arising from any acts under this Agreement or in furtherance thereof whether of omission or commission, and whether based upon any error of judgment or mistake of law or fact, except for willful misconduct. In no event will Lender have any liability to Borrower for lost profits or other special or consequential damages. Without limiting the generality of the foregoing, Borrower releases Lender from any claims which Borrower may now or hereafter have arising out of Lender's endorsement and deposit of checks issued by Borrower's customers stating that they were in full payment of an Account, but issued for less than the full amount which may have been owed on the Account.

7.3 Borrower authorizes Lender to accept, endorse and deposit on behalf of Borrower any checks tendered by a Payor "in full payment" of its obligation to Borrower. Borrower shall not assert against Lender any claim arising therefrom, irrespective of whether such action by Lender effects an accord and satisfaction of Borrower's claims, under ss.3-311 of the UCC or otherwise.

8. COVENANTS BY BORROWER.

8.1 After written notice by Lender to Borrower, and automatically, without notice, after an Event of Default, Borrower shall not (a) grant any extension of time for payment of any of the Accounts, (b) compromise or settle any of the Accounts for less than the full amount thereof, (c) release in whole or in part any Payor or (d) grant any credits, discounts, allowances, deductions, return authorizations or the like with respect to any of the Accounts.

8.2 Borrower, at its sole expense, shall give Lender access to all premises where Collateral is located to inspect (and remove, if after an Event of Default) any of the Collateral, including Borrower's books and records, such access to be permitted during reasonable business hours if before an Event of Default and at any time if on or after an Event of Default. Borrower shall permit Lender or its designee to make copies of such books and records or extracts therefrom as Lender may request. Without expense to Lender, Lender may use any of Borrower's personnel, equipment, including computer equipment, programs, printed output and computer readable media, supplies and premises for the collection of Accounts and realization on other Collateral as Lender, in its sole discretion, deems appropriate. Borrower hereby irrevocably authorizes all accountants and third parties to disclose and deliver to Lender at Borrower's expense all financial information, books and records, work papers, management reports and other information in their possession relating to Borrower.

8.3 Before sending any Invoice to an Account Debtor or Payor, Borrower shall instruct that all payments on account thereof be made directly to:

8.3.1 Lender, if the Account is not the result of healthcare services provided pursuant to a program of the United States Government which requires that payments thereunder be made only to the Governmental Lock Box, in all other cases,

8.3.2    The Governmental Lock Box.

8.4 Lender shall, promptly upon receipt, mail to Borrower, at Borrower's expense, all original documents and correspondence, other than payments, that Lender receives.

8.5 Borrower shall pay when due all payroll and other taxes, and shall provide proof thereof to Lender in such form as Lender shall reasonably require.

8.6 Borrower shall not after the date of this Agreement create, incur, assume or permit to exist any lien upon or with respect to any Collateral now owned or hereafter acquired by Borrower, except any liens that Lender consents to in writing. However, Lender will enter into an agreement in the form of Exhibit D hereto with any such lienor, so long as Borrower is not in default hereunder at the time it requests the execution thereof.

8.7 Notwithstanding that Borrower has agreed to pay the Misdirected Payment Fee pursuant to Section 5.4, Borrower shall deliver any proceeds of any Specifically Assigned Account received by Borrower within three Business Days of receipt thereof.

8.8 So long as this Agreement is in effect, Borrower will deliver to Lender the following:

8.8.1 Within thirty days after the end of each calendar month and sixty days after the end of each fiscal year, Borrower's financial statements for such period and for that portion of its fiscal year through the end of such period including a statement of profit and loss, a balance sheet and a statement of operating cash flow, all in reasonable detail and certified by Borrower's chief executive officer and Borrower's chief financial officer and within thirty days after the end of each calendar quarter, Borrower's trial balance.

8.8.2 Within one hundred five days after the end of Borrower's fiscal year, Borrower's audited annual financial statements for such year.

8.8.3 (i) a monthly aging of all receivables aged by date of service for all receivables; (ii) reconciliations of all collections received with respect to all such Specifically Assigned Accounts within ten days after the end of each month; and (iii) a monthly aging of all accounts payable of Borrower aged by date of invoice or such other date as may be acceptable to Lender.

8.8.3.1  Tax Returns.  Copies of each of Borrower's:

8.8.3.2                    federal  income  tax  returns,   and  any  amendments
                           thereto, within ten days of the filing thereof with the Internal Revenue Service; and

8.8.3.3 federal payroll tax returns within ten (10) days of filing, together with proof, satisfactory to Lender, that all taxes have been paid.
8.8.4 Such other information concerning the Borrower or the Borrower's contract billing and collection company as Lender may from time to time reasonably request including Medicare audits.

8.8.5 No later than the twentieth of each month, copies of all bank statements of Borrower for the prior month.

8.8.6 Copies of any correspondence received from Payors, including but not limited to facsimiles, e-mail, overnight delivery (e.g. Federal Express) and mail delivered by the U.S. Postal Service, promptly upon receipt. After the occurrence of an Event of Default, any correspondence delivered to Borrower in a closed envelope shall be delivered to Lender unopened. Failure to comply shall result in a fee of $20.00 for each item of correspondence.

8.9 The proceeds received by Borrower from the Agreement will be used for legal business and commercial purposes of the Borrower and the execution of the Agreement is made in good faith by the Borrower and without actual intent to hinder, delay, or defraud present or future creditors of the Borrower.

8.10 Borrower shall deliver to Lender any instrument necessary for Lender to obtain records from any service bureau maintaining records for Borrower. Borrower shall not re-date any Specifically Assigned Account from the original date thereof or make any claims for reimbursement beyond those customary in Borrower's industry, or otherwise extend or modify the terms thereof.

8.11     FINANCIAL COVENANTS.  As of the end of each quarter:

8.11.1 Borrower's Tangible Net Worth shall not be less than the Minimum Tangible Net Worth.

8.11.2  Borrower's  Current  Ratio  shall not be less than the  Minimum  Current
Ratio.

9. ACCOUNT DISPUTES. Borrower shall notify Lender promptly of and, if requested by Lender, will settle all disputes concerning any Specifically Assigned Account, at Borrower's sole cost and expense. Lender may, but is not required to, attempt to settle, compromise, or litigate (any such action, to "Resolve") the dispute upon such terms as Lender in its sole discretion deems advisable, for Borrower's account and risk and at Borrower's sole expense. Upon the occurrence of an Event of Default, Lender may Resolve such issues with respect to any Account of Borrower.

10. PERFECTION OF SECURITY INTEREST. Borrower shall execute and deliver to Lender such documents and instruments, including, without limitation, UCC financing statements, as Lender may request from time to time in order to evidence and perfect its security interest in any Collateral.

11. REPRESENTATIONS AND WARRANTIES. Borrower represents and warrants that:

11.1 CORPORATION. Borrower is a corporation, duly organized, validly existing, and in good standing under the laws of the state of its incorporation, is qualified to do business as a foreign corporation, is in good standing under the laws of each state where Borrower is doing business, and has all requisite power and authority necessary to carry on its business as now being conducted, and to enter into and perform under the terms of the Agreement, all Exhibits thereto, and all related documents.

11.2 VALIDITY OF DOCUMENTS. The execution, delivery, and performance by Borrower of this Agreement and any related documents and any additional documents required by the Lender have been duly authorized by all appropriate action on behalf of Borrower. When executed and delivered by Borrower, this Agreement and related documents will be the legal, valid and binding obligations of Borrower, enforceable against Borrower in accordance with their respective terms. Upon the filing of the applicable financing statement(s) and/or any release or termination of any financing statement(s) in the appropriate jurisdiction(s) in connection with the Agreement, all right, title and interest in the Collateral will be perfected.

11.3 AUTHENTICITY OF DOCUMENTS. All information, receivable data, documents, and data interface including, without limitation, all information included in documents and data interface pertaining to the Accounts and all information in any application for this Agreement is authentic and accurate in all respects.

11.4 AUTHORITY TO EXECUTE DOCUMENTS. The execution and delivery by Borrower of this Agreement and any related documents do not, and the performance by Borrower of this Agreement will not (i) conflict with or result in a violation of the Articles or Certificate of Incorporation and By-laws of Borrower, (ii) violate or conflict with, or result in a breach or default under, any agreement, instrument to which Borrower is a party or to which Borrower or any of its respective properties are subject, or (iii) violate, breach or default any law, regulation , order, writ, judgment or decree of any court or governmental agency to which Borrower is a party or to which Borrower or any of its respective properties are subject, which violation, conflict, breach or default would have a materially adverse effect on Borrower, or any of its respective properties or result in the creation of any lien or security interest upon any of Borrower's assets, except in favor of Lender.

11.5 BORROWER HAS LEGAL AUTHORITY TO CONDUCT BUSINESS. Borrower has all material permits, licenses, accreditation, certifications, authorizations, approvals, consents, and agreements of all Payors, governmental agencies, instrumentalities, accreditation agencies and any other person(s), necessary or required for Borrower (where the failure to have one or more of any such items would materially impair Borrower's ability) to own the assets that it now owns, to carry on its business as now conducted, to execute, deliver and perform its Obligations hereunder, and to receive payments on Submitted Accounts from the applicable Obligors thereon. Borrower has not been notified by any such Obligor, governmental agency, instrumentality, accreditation agency or any other person during the twenty-four month period immediately preceding the date of this Agreement, that such person has rescinded or not renewed, or intends to rescind or not renew, any such permit, license, accreditation, certification, authorization, approval, consent or agreement granted by it to Borrower or to which it and Borrower are parties.

11.6 NO SPECIAL AUTHORITY REQUIRED. No authorization, approval or other action by, and no notice to or filing with, any governmental authority or regulatory body is required for the due execution, delivery, and performance by Borrower of this Agreement or any other document or instrument to be delivered.

11.7 NO LAWSUITS PENDING. There are no actions, suits, investigations, or proceedings pending or threatened against Borrower before any court, government agency, or other tribunal, which, if determined adversely to Borrower, could materially and adversely affect Borrower's ability to perform its Obligations pertaining to this Agreement, and Borrower is not currently subject to, and has no intention of commencing, any bankruptcy or insolvency proceeding.

11.8 COMPLIANCE WITH MEDICARE. Borrower is in compliance with all laws, rules, regulations, orders, decrees, and directions of any governmental authority applicable to the Accounts or any contracts relating thereto, or applicable to Borrower's business and properties, a violation of which would or could materially and adversely affect Borrower's ability to carry out its Obligations hereunder or with respect to the Accounts.

11.9 PENSION AND PROFIT SHARING PLANS. The pension and profit sharing plans, if any, of Borrower (and its subsidiaries, if any) are in full compliance with all applicable state and federal laws and regulations and fully funded in accordance with the obligations of Borrower (and its subsidiaries, if any) thereunder.

11.10 NO EXISTING LITIGATION OR DISPUTES. There is no event that materially and adversely affects Borrower's operations including its ability to perform its Obligations hereunder and the transactions contemplated by the Agreement. There is no default in the performance or observance of any contract, indenture, mortgage, loan agreement, lease, or other material instrument, to which Borrower is a party or by which it or any of its properties is bound, involving an amount in controversy in excess of $5,000; however, Borrower shall not be considered in default hereunder if the validity of any claim in controversy, or the amount thereof, is being contested in good faith by appropriate actions or proceedings and there is no material interference with the business of Borrower or
collection  of  Accounts   caused  by  the   continuation  of  such  actions  or
proceedings.

11.11 NO INJUNCTIONS, RESTRAINING ORDERS OR DISPUTES. There is no injunction, writ, restraining order, or other order of any nature materially and adversely affecting Borrower's performance of its Obligations hereunder and the transactions contemplated by the Agreement.

11.12 ACCURACY OF BORROWER NAME. The true and complete name of Borrower is set forth at the beginning of the Agreement and on the signature pages hereof and is the same name registered with the Secretary of the State of incorporation or organization. Such name has not been changed in the last four months, and during such period Borrower did not use, nor does Borrower now use, any trade names, fictitious names, assumed names or "doing business as" names except as disclosed in a separate schedule to the Agreement.

11.13 VALID PROVIDER IDENTIFICATIONS. Borrower holds current and valid Provider ID's and will advise Lender, in writing as to all such existing and future numbers promptly upon their issuance. Borrower has exclusive use of its respective Provider ID's, and the licenses necessary to receive payment from the applicable Obligors on Submitted Accounts. Borrower has not allowed, permitted, authorized or caused any person, other than Borrower, to use Borrower's federal Provider ID number.

11.14 BORROWER IS SOLVENT. Borrower is solvent and, after giving effect to the transactions contemplated by the Agreement, will not become insolvent. Borrower is paying its debts as they become due and payable, and, after giving effect to the transactions contemplated by this Agreement, will have adequate capital to conduct its business.

11.15    With respect to Submitted Accounts:

11.15.1  They will be at the time of submission to Lender and thereafter:

11.15.1.1 bona fide existing obligations created by the sale and delivery of goods or the rendition of services in the ordinary course of Borrower's business;

11.15.1.2 unconditionally owed and will be paid to Lender without defenses, disputes, offsets, counterclaims, or rights of return or cancellation;

11.15.1.3 not sales to any entity which is affiliated with Borrower or in any way not an "arms length" transaction.

11.15.2 Fees for services which are subject to limitations imposed by workers' compensation regulations or by contracts for reimbursement do not exceed the limitations imposed thereunder, and each Account for which the fees are so restricted has been clearly identified to the Lender as being subject to such restriction.

11.15.3 Borrower shall deliver to Lender any instrument necessary for Lender to obtain records from any service bureau maintaining records for Borrower.

11.15.4 Borrower shall not change the date from the original date thereof or make any claims for reimbursement beyond those customary in Borrower's industry, or otherwise extend or otherwise modify the terms thereof.

11.15.5 Borrower has not received notice or otherwise learned of actual or imminent bankruptcy, insolvency, or material impairment of the financial condition of any Account Debtor regarding Submitted Accounts.

11.16 TAX RETURNS. Borrower has filed (or has obtained extensions for filing) all returns for all federal, state and local taxes, including income and payroll taxes, on a timely basis or has an agreement of settlement with an approved payment plan with the relevant agency.

11.17 APPROPRIATE COLLECTION OF ACCOUNTS. As of the date of each advance, all documents and agreements relating to each Specifically Assigned Account upon which such advance shall be made, and any pre-audit worksheets required by Lender will have been delivered to Lender and certified by the Borrower that such documents are true and correct in all material respects. Borrower has timely and properly billed the applicable Payor and Borrower has delivered or caused to be delivered to such Payor all Payor-requested supporting claim documents with respect thereto including all documentation required by the applicable Payor(s) for payment on the Account, and the statutory period for issuing an Explanation of Benefits in connection therewith has not expired. All information set forth in the bill and supporting claim documents submitted to a Payor with respect to a Specifically Assigned Account is true, complete, and correct in all material respects, and, if additional information is requested by such Payor in connection therewith, Borrower will promptly provide the same and will rebill such Account, if necessary.

11.18 FINANCIAL INFORMATION IS ACCURATE. The representations, warranties and statements made by Borrower in the Agreement and in any financial information with respect to Borrower delivered to Lender including, without limitation, any description of the Specifically Assigned Accounts, remain true and correct and do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made therein not misleading.

12.      AVOIDANCE CLAIMS.

12.1 Borrower shall indemnify Lender from any loss arising out of the assertion of any Avoidance Claim and shall pay to Lender on demand the amount thereof.

12.2 Borrower shall notify Lender within two business days of it becoming aware of the assertion of an Avoidance Claim.

12.3     This provision shall survive termination of this Agreement.

13. DEFAULT.

13.1 EVENTS OF DEFAULT. Each of the following events will constitute an Event of Default hereunder:

13.1.1 Borrower defaults in the payment of any Obligations or in the performance of any provision hereof or of any other agreement now or hereafter entered into with Lender;

13.1.2   Any warranty or representation contained herein proves to be false;

13.1.3 The Obligations are in excess of the Allowable Amount and Borrower has not cured such situation within five business days;

13.1.4 Borrower or any Guarantor of the Obligations ("Guarantor") becomes subject to any debtor-relief proceedings (not including the filing of an involuntary bankruptcy petition against Borrower that does not result in the entry of an order for relief);

13.1.5 Any Guarantor fails to perform or observe any Obligations to Lender or notifies Lender of its intention to rescind, modify, terminate or revoke any guaranty of the Obligations, or any such guaranty ceases to be in full force and effect for any reason whatever; and

13.1.6 Lender for any reason, in good faith, deems itself insecure with respect to the prospect of repayment or performance of the Obligations.

13.2 NOTICE OF DEFAULT. IF LENDER BELIEVES THAT BORROWER HAS DEFAULTED ON ANY OF ITS OBLIGATIONS UNDER THIS AGREEMENT, LENDER SHALL SEND A WRITTEN

NOTICE BY FACSIMILE TRANSMISSION TO DAVID JOHNSON, BORROWER'S CONTROLLER, AT BORROWER'S EXECUTIVE OFFICES AT THE FOLLOWING FAX NUMBER: (818) 348-1106, ADVISING BORROWER OF THE DEFAULT(S) AND THAT BORROWER HAS FIVE BUSINESS DAYS TO CURE THE DEFAULT(S). LENDER SHALL ENSURE THAT THE FACSIMILE TRANSMISSION IS ELECTRONICALLY CONFIRMED. IF, FIVE BUSINESS DAYS AFTER THE OCCURRENCE OF AN EVENT OF DEFAULT AND THE SENDING OF NOTICE THEREOF FROM LENDER TO BORROWER, LENDER BELIEVES THAT BORROWER HAS NOT CURED THE DEFAULT(S), LENDER SHALL SEND A WRITTEN NOTICE BY FACSIMILE TRANSMISSION TO MR. JOHNSON IN THE MANNER SPECIFIED ABOVE, ADVISING BORROWER THAT LENDER IS ACCELERATING ONE OR MORE OF BORROWER'S OBLIGATIONS UNDER THIS AGREEMENT (IF LENDER CHOOSES TO ACCELERATE SUCH OBLIGATIONS). LENDER'S FAILURE TO CHARGE OR ACCRUE INTEREST OR FEES AT ANY "DEFAULT" OR "PAST DUE" RATE SHALL NOT BE DEEMED A WAIVER BY LENDER OF ITS CLAIM THERETO.

13.3     EFFECT OF DEFAULT.

13.3.1 Upon the occurrence of any Event of Default which Borrower has not cured within five business days after receiving Lender's notice thereof, in addition to any rights Lender has under this Agreement or applicable law, Lender may immediately terminate this Agreement, at which time all Obligations shall become immediately due and payable without notice.

13.3.2   All Obligations shall accrue interest at the Default Rate.

14. ACCOUNT STATED. Lender shall render to Borrower a statement setting forth the transactions arising hereunder. Each statement shall be considered correct and binding upon Borrower as an account stated, except to the extent that Lender receives, within sixty days after the mailing of such statement, written notice from Borrower of any specific exceptions by Borrower to that statement, and then it shall be binding against Borrower as to any items to which it has not objected.

15. WAIVER. No failure to exercise and no delay in exercising any right, power, or remedy hereunder shall impair any right, power, or remedy which Lender may have, nor shall any such delay be construed to be a waiver of any of such rights, powers, or remedies, or any acquiescence in any breach or default hereunder; nor shall any waiver by Lender of any breach or default by Borrower hereunder be deemed a waiver of any default or breach subsequently occurring. All rights and remedies granted to Lender hereunder shall remain in full force and effect notwithstanding any single or partial exercise of, or any discontinuance of action begun to enforce, any such right or remedy. The rights and remedies specified herein are cumulative and not exclusive of each other or of any rights or remedies that Lender would otherwise have. Any waiver, permit, consent or approval by Lender of any breach or default hereunder must be in writing and shall be effective only to the extent set forth in such writing and only as to that specific instance.

16. EFFECTIVE DATE; TERMINATION.

16.1 This Agreement shall become effective upon the execution and delivery hereof by Borrower and Lender and shall continue in full force and effect for three years from the date hereof.

16.2 This Agreement may be extended for successive one-year periods thereafter by written notice from Lender to Borrower, and may be terminated by Borrower on the next Anniversary Date, so long as such written notice of termination is received by Lender at least six months prior to the next Anniversary Date.

16.3 Upon the Termination Date, the unpaid balance of the Obligations shall be due and payable without demand or notice.

16.4     EXPOSED PAYMENTS.

16.4.1 Upon termination of this Agreement Borrower shall pay to Lender (or Lender may retain), to hold in a non-segregated non-interest bearing account the amount of all Exposed Payments (the "Preference Reserve").

16.4.2 Lender may charge the Preference Reserve with the amount of any Exposed Payments which Lender pays to the bankruptcy estate of the Account Debtor or Payor which made the Exposed Payment, on account of a claim asserted under
Section 547 of the Bankruptcy Code.

16.4.3 Lender shall refund to Borrower from time to time that balance of the Preference Reserve for which a claim under Section 547 of the Bankruptcy Code can no longer be asserted due to the passage of the statute of limitations, settlement with the bankruptcy estate of the Payor or otherwise.

17. AMENDMENT. Neither this Agreement nor any provisions hereof may be changed, waived, discharged or terminated, nor may any consent to the departure from the terms hereof be given, orally (even if supported by new consideration), except by an instrument in writing signed by all parties to this Agreement. Any waiver or consent so given shall be effective only in the specific instance and for the specific purpose for which given.

18. NO LIEN TERMINATION WITHOUT RELEASE. In recognition of the Lender's right to have its attorneys' fees and other expenses incurred in connection with this Agreement secured by the Collateral, notwithstanding payment in full of all Obligations by Borrower, Lender shall not be required to record any terminations or satisfactions of any of Lender's liens on the Collateral unless and until Borrower has executed and delivered to Lender a general release in the form of Exhibit E hereto. BORROWER UNDERSTANDS THAT THIS PROVISION CONSTITUTES A WAIVER OF ITS RIGHTS UNDER SS. 9513 OF THE UCC. After Borrower signs a general release in the form of Exhibit E and upon the request of Borrower, Lender shall immediately file with the California Secretary of State a form UCC-3 (UCC Financing Statement Amendment) with the box for Item 2 (Termination) checked pursuant to ss. 9513 of the UCC with respect to any Form UCC-1 filed by Lender against Borrower.

19. CONFLICT. Unless otherwise expressly stated in any other agreement between Lender and Borrower, if a conflict exists between the provisions of this Agreement and the provisions of such other agreement, the provisions of this Agreement shall control.

20. SURVIVAL. All representations, warranties and agreements herein contained shall be effective so long as any portion of this Agreement remains executory.

21. SEVERABILITY. In the event any one or more of the provisions contained in this Agreement is held to be invalid, illegal or unenforceable in any respect, then such provision shall be ineffective only to the extent of such prohibition or invalidity, and the validity, legality, and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby.

22. ATTORNEYS FEES. Borrower shall pay Lender its reasonable attorneys fees and expenses incurred in the administration or enforcement of this Agreement (whether or not the result of litigation). It shall be presumed (subject to rebuttal only by the introduction of competent evidence to the contrary) that the amount recoverable is the amount billed to the Lender by its counsel and that such amount will be reasonable if based on its counsel's customary billing rates charged to Lender by its counsel in similar matters. For the purposes of
Section 1717 of the California Civil Code, Lender shall be the "prevailing party" if it recovers any funds whatsoever from Borrower, whether by settlement, judgment or otherwise.

23. ENTIRE AGREEMENT. This Agreement, supersedes all other agreements and understandings between the parties, verbal or written, express or implied, relating to the subject matter hereof. No promises of any kind have been made by Lender or any third party to induce Borrower to execute this Agreement. No course of dealing, course of performance or trade usage, and no parol evidence of any nature, shall be used to supplement or modify any terms of this Agreement.

24. CHOICE OF LAW. This Agreement and all transactions contemplated hereunder and/or evidenced hereby shall be governed by, construed under, and enforced in accordance with the internal laws of the State of California.

25. JURY TRIAL WAIVER. IN RECOGNITION OF THE HIGHER COSTS AND DELAY WHICH MAY RESULT FROM A JURY TRIAL, THE PARTIES HERETO WAIVE ANY RIGHT TO TRIAL BY JURY OF ANY CLAIM, DEMAND, ACTION OR CAUSE OF ACTION (A) ARISING HEREUNDER, OR (B) IN ANY WAY CONNECTED WITH OR RELATED OR INCIDENTAL TO THE DEALINGS OF THE PARTIES HERETO OR ANY OF THEM WITH RESPECT HERETO, IN EACH CASE WHETHER NOW EXISTING OR HEREAFTER ARISING, AND WHETHER SOUNDING IN CONTRACT OR TORT OR OTHERWISE; AND EACH PARTY FURTHER WAIVES ANY RIGHT TO CONSOLIDATE ANY SUCH ACTION IN WHICH A JURY TRIAL HAS BEEN WAIVED WITH ANY OTHER ACTION IN WHICH A JURY TRIAL CANNOT BE OR HAS NOT BEEN WAIVED; AND EACH PARTY HEREBY AGREES AND CONSENTS THAT ANY SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION SHALL BE DECIDED BY COURT TRIAL

WITHOUT A JURY, AND THAT ANY PARTY HERETO MAY FILE AN ORIGINAL COUNTERPART OR A COPY OF THIS SECTION WITH ANY COURT AS WRITTEN EVIDENCE OF THE CONSENT OF THE PARTIES HERETO TO THE WAIVER OF ITS RIGHT TO TRIAL BY JURY.

26. VENUE; JURISDICTION. The parties agree that any suit, action or proceeding arising out of the subject matter hereof, or the interpretation, performance or breach of this Agreement, shall, if Lender so elects, be instituted in the United States District Court for the Southern District of California or any court of the State of California located in San Diego (each an "Acceptable Forum"), each party agrees that the Acceptable Forums are convenient to it, and each party irrevocably submits to the jurisdiction of the Acceptable Forums, irrevocably agrees to be bound by any judgment rendered thereby in connection with this Agreement, and waives any and all objections to jurisdiction or venue that it may have under the laws of the State of California or otherwise in those courts in any such suit, action or proceeding. Should such proceeding be initiated in any other forum, Borrower waives any right to oppose any motion or application made by Lender as a consequence of such proceeding having been commenced in a forum other than an Acceptable Forum.

27. NOTICE.

27.1 All notices required to be given to any party other than Lender shall be deemed given upon the first to occur of (i) deposit thereof in a receptacle under the control of the United States Postal Service, (ii) transmittal by electronic means to a receiver under the control of such party; or (iii) actual receipt by such party or an employee or agent of such party.

27.2 All notices required to be given to Lender hereunder shall be deemed given upon actual receipt by a responsible officer of Lender.

27.3 For the purposes hereof, notices hereunder shall be sent to the following addresses, or to such other addresses as each such party may in writing hereafter indicate:

                                                     BORROWER

Address:                   6016 Fallbrook Avenue
                           Suite 200
                           Woodland Hills, California 91367
Contact:                   David Johnson
Fax number:                818-348-1106

                                                      LENDER

Address:                   4320 La Jolla Village Drive, Suite 250
                           San Diego, California 92122
Officer:                   Ronald R. Pituch
Fax number:                858-200-2051

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their respective officers thereunto duly authorized as of the date first above written.

BORROWER:           XCEL HEALTHCARE, INC.

                    By:

                    Name:

                    Title:

LENDER:             MERIDIAN COMMERCIAL HEALTHCARE FINANCE, LLC

                    By:

                    Name:

                    Title:

                                                     EXHIBIT A
                                                  ELIGIBLE PAYORS

                              XCEL HEALTHCARE, INC.
                                 ELIGIBLE PAYORS

                  PLAN #   PLAN NAME
                  3                 Express Scripts
                  5                 Medi-Cal
                  6                 Medicare
                  8.                GHPP
                  9                 Caremark
                  10                Universal Care
                  11                Paid Rx
                  13                Aetna
                  15                PacifiCare
                  16                PCS
                  17                RxAmerica
                  19                Med Impact
                  20                Argus
                  23                Wellpoint
                  25                Inland Empire Health Plan
                  32                National Med Healthcare
                  41                Rx Prime
                  44                Med Impact
                  45                Cigna
                  47                PCN
                  48                Med Impact
                  55                Med Impact
                  58                Priority
                  60                TAR Pending (Medi-Cal)
                  61                TAR Billed (Medi-Cal)
                  66                DME
                  68                Other Health Claims
                  103               Diversified
                  104               Bravell
                  108               LA Community
                  201               Blue Cross
                  202      Crixivan

         All of the foregoing Payors are approved as Eligible Payors pursuant to
Section 1.27 of that certain Loan and Security Agreement, dated February __, 2003, between XCEL Healthcare, Inc. and Meridian Commercial Healthcare Finance, LLC.

                                    MERIDIAN COMMERCIAL HEALTHCARE FINANCE, LLC

                                    By:
                                    Name:
                                    Title:

                                    EXHIBIT B

                           BORROWING BASE CERTIFICATE

                                    EXHIBIT C



                                 FUNDING REQUEST

                      [Letterhead of XCEL Healthcare, Inc.]

Via Facsimile to 858-200-2051

Meridian Commercial Healthcare Finance, LLC
4320 La Jolla Village Drive, Suite 250
San Diego, California  92122
Attn:  ________________

Re:      Funding Request Under Loan and Security Agreement

Dear _________:

                  Please wire [$________] to XCEL Healthcare, Inc. in accordance with the wire transfer instructions set forth below:

                  BANK OF AMERICA
                  WESTWOOD BANKING CENTER
                  930 WESTWOOD BOULEVARD
                  LOS ANGELES, CA  90024-2971
                  PHONE NUMBER:     310-247-2080
                  ROUTING NUMBER:     121000358
                  ACCOUNT NUMBER:     0099002558
                  BENEFICIARY:     XCEL HEALTHCARE, INC.

                  This request is supported by the attached Borrowing Base Certificate and is made under Section 2.3 ("Credit Facilities") of that certain Loan and Security Agreement between XCEL Healthcare, Inc. and Meridian Commercial Healthcare Finance, LLC, dated February __, 2003 (the "Loan and Security Agreement"). All representations and warranties of Borrower set forth in the Loan and Security Agreement are true, correct and complete in all material respects as of the date hereof; provided that those representations and warranties expressly referring to another date shall be true, correct and complete in all materials respect as of such date.

         Thank you.

                                      Sincerely,

                                      By: _________________________
                                      Name:_______________________
                                      Title:________________________

                                    EXHIBIT D



                          CONSENT TO SECURITY INTEREST

This AGREEMENT, dated as of among , (the "Debtor"), (the "Junior Creditor"), and
  (the "Senior Creditor").

                                    RECITALS

A The Debtor is or may become indebted to the Junior Creditor (the "Junior Creditor Obligations").

B The Senior Creditor has a security interest in certain property of the Debtor, including but not limited to that described in Exhibit A hereto (the "Senior Creditor Collateral"), as collateral securing the Debtor's present and future obligations to the Senior Creditor (the "Senior Creditor Obligations").

C The Debtor has agreed with Senior Creditor that it will not encumber the Senior Creditor Collateral.

D The Junior Creditor has requested that the Debtor grant it a security interest in all or a portion of the Senior Creditor Collateral (the "Junior Creditor Security Interest").

E The Senior Creditor has asserted that the above request, if not consented to by the Senior Creditor would constitute interference with the Senior Creditor's contractual relationships with the Debtor.

F The Parties are executing this Agreement to set forth the consent of Senior Creditor to the Junior Creditor Security Interest and the conditions thereto.

NOW, THEREFORE, in consideration of the premises, and intending to be legally bound hereby, the Parties hereby agree as follows:

                                    AGREEMENT

1. CERTAIN DEFINITIONS AND INDEX TO DEFINITIONS.

1.1. DEFINITIONS. The following terms shall have the following respective meanings:

1.1.1. "CONTROLLING STATE" -

1.1.2. "DEBTOR" - see Preamble.

1.1.3. "JUNIOR CREDITOR" - see Preamble.

1.1.4. "JUNIOR CREDITOR OBLIGATIONS" - see Recital A

1.1.5. "JUNIOR CREDITOR SECURITY INTEREST" - see Recital D.

1.1.6. "PARTIES" - the Junior Creditor and the Senior Creditor.

1.1.7. "SENIOR CREDITOR" - see Preamble.

1.1.8. "SENIOR CREDITOR COLLATERAL" - see Recital B

1.1.9. "SENIOR CREDITOR OBLIGATIONS" - see Recital B.

1.2. OTHER DEFINED TERMS. All terms used herein which are defined in the Uniform Commercial Code shall have the meanings given therein unless otherwise defined in this Agreement.

2.  CONSENT.  The  Senior  Creditor  consents  to the Junior  Creditor  Security
Interest.

3. COVENANTS OF JUNIOR CREDITOR. Junior Creditor covenants and agrees as follows:

3.1. Any security interest in the Senior Creditor Collateral granted to the Senior Creditor by the Debtor, whether or not perfected, and the obligations secured thereby, are and shall remain senior to the Junior Creditor Obligations and any security interest in the Senior Creditor Collateral now or hereafter granted by the Debtor to the Junior Creditor.

3.2. It will, at the request of Senior Creditor, release any lien and security interest it has on the Senior Creditor Collateral to facilitate its transfer or sale so long as the proceeds thereof are applied against the Senior Creditor Obligations and any excess is paid to the Junior Creditor to be applied against the Junior Creditor Obligations.

3.3. STANDSTILL BY JUNIOR CREDITOR. The Junior Creditor shall have no right to take any action with respect to the Senior Creditor Collateral, whether by judicial or non-judicial foreclosure, notification to the Debtor's account debtors, or otherwise, unless and until all Senior Creditor Obligations have been fully and indefensibly paid.

3.4. Any proceeds of the Senior Creditor Collateral, or proceeds thereof (whether or not identifiable), received by the Junior Creditor shall be paid to the Senior Creditor on demand.

4. EFFECT OF BANKRUPTCY. This Agreement shall remain in full force and effect notwithstanding the filing of a petition for relief by or against the Debtor under the Bankruptcy Code and shall apply with full force and effect with respect to all Senior Creditor Collateral acquired by the Debtor, or obligations incurred by the Debtor to the Junior Creditor, subsequent to the date of said Petition.

5. WAIVERS BY JUNIOR CREDITOR. The Junior Creditor irrevocably waives:

5.1. Any right to compel the Senior Creditor to marshal assets of the Debtor, whether such rights arise under California Civil Code ss.ss.2899 and 3433 or otherwise; and

5.2. All rights under Uniform  Commercial Code  ss.ss.9-501 et. seq.,  including
rights  to  notice,   rights  to  surplus  funds  and  rights  relating  to  the commercially reasonable disposition of collateral.

6. CHOICE OF LAW. This Agreement and all transactions contemplated hereunder and/or evidenced hereby shall be governed by, construed under, and enforced in accordance with the internal laws of the Controlling State.

7. AMENDMENT. Neither this Agreement nor any provisions hereof may be changed, waived, discharged or terminated, nor may any consent to the departure from the terms hereof be given, orally (even if supported by new consideration), but only by an instrument in writing signed by all parties to this Agreement. Any waiver or consent so given shall be effective only in the specific instance and for the specific purpose for which given.

8. TERM. This Agreement shall continue so long as both Parties have a security interest in the Senior Creditor Collateral.

9. ATTORNEYS FEES.

9.1. In the event that either Party retains counsel to enforce its rights hereunder, the prevailing party shall recover its attorneys' fees and expenses.

9.2. Debtor agrees to pay the attorneys fees and expenses of counsel to Senior Creditor incurred in the preparation and negotiation of this agreement, which Senior Creditor estimates to be $_. Debtor consents that Senior Creditor may request that Junior Creditor disburse such fees and expenses to counsel for Senior Creditor, upon their demand, and debit Debtor's loan account with Junior Creditor therefor. Junior Creditor agrees that such demand will be honored within thirty days of receipt.

10. WAIVER.

10.1. No delay or failure of either Party in exercising any right, power or remedy under this Agreement shall affect or operate as a waiver or such right, power or remedy, nor shall any single or partial exercise of any such right, power or remedy preclude, waive or otherwise affect any other or further exercise thereof or the exercise of any other right, power or remedy.

10.2. Any waiver, permit, consent or approval of any kind by either Party or any breach or of default under this Agreement is ineffective unless in writing and shall be effective only to the extent set forth in such writing.

11. COUNTERPARTS. This Agreement may be executed in any number of counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their respective officers thereunto duly authorized as of the date first above written.

Debtor:

                            By:

                            Name:

                            Title:

Junior Creditor:

                            By:

                            Name:

                            Title:

Senior Creditor:            _

                            By:

                            Name:

                            Title:

                    EXHIBIT A TO CONSENT TO SECURITY INTEREST

All Debtor's present and future accounts, contract rights, instruments, documents, chattel paper, general intangibles (including but not limited to trademarks, trade names, patents, copyrights and all other forms of intellectual property, and tax refunds), returned and repossessed goods and all Debtor's rights as a seller of goods; all collateral securing any of the foregoing; all deposit accounts, special and general, whether on deposit with Secured Party or others;

All Debtor's now owned and hereafter acquired inventory, including raw materials, work-in-process and finished goods wherever located; all shipping and packing supplies used or usable in connection with the sale of inventory; all Debtor's present and future claims against any supplier of any of the foregoing, including claims for defective goods or overpayments to or under shipments by suppliers; all proceeds arising from the lease or rental of any of the foregoing;

All Debtor's now-owned and hereafter acquired equipment, including furniture and fixtures.

All present and future warranty and other claims which Debtor may have against any vendor or lessor of any of the foregoing;

All cash and non-cash proceeds of any of the foregoing, in whatever form (including proceeds in the form of inventory, equipment or any other form of personal property), including proceeds of proceeds;

All books and records relating to the any of the foregoing collateral, and all computers and other equipment (and computer software used in connection therewith) used in connection with the record keeping for the collateral.

                                    EXHIBIT E

                                 GENERAL RELEASE

         FOR GOOD AND VALUABLE CONSIDERATION, the receipt and adequacy of which are hereby acknowledged, the undersigned ("Releasor") hereby forever releases, discharges and acquits MERIDIAN COMMERCIAL HEALTHCARE FINANCE, LLC ("Releasee"), its parent, directors, shareholders, agents and employees, of and from any and all claims of every type, kind, nature, description or character, and irrespective of how, why, or by reason of what facts, whether heretofore existing, now existing or hereafter arising, or which could, might, or may be claimed to exist, of whatever kind or name, whether known or unknown, suspected or unsuspected, liquidated or unliquidated, each as though fully set forth herein at length, to the extent that they arise out of or are in any way connected to or related to that certain Loan and Security Agreement dated .

Releasor agrees that the matters released herein are not limited to matters which are known or disclosed, and the Releasor waives any and all rights and benefits which it now has, or in the future may have, conferred upon it by virtue of the provisions of Section 1542 of the Civil Code of the State of California which provides as follows:

                  A GENERAL RELEASE DOES NOT EXTEND TO CLAIMS WHICH THE CREDITOR DOES NOT KNOW OR SUSPECT TO EXIST IN HIS FAVOR AT THE TIME OF EXECUTING THE RELEASE, WHICH IF KNOWN BY HIM MUST HAVE MATERIALLY AFFECTED HIS SETTLEMENT WITH THE DEBTOR.

         Acceptance of this Release shall not be deemed or construed as an admission of liability by any party released.

         Releasor acknowledges that either (a) it has had advice of counsel of its own choosing in negotiations for and the preparation of this release, or (b) it has knowingly determined that such advice is not needed.

DATED:

Entity Releasor:            XCEL HEALTHCARE, INC.

                            By:
                            Name:
                            Title:

                                                                 EXHIBIT 10.8.2



                                                February ___, 2003




Meridian Commercial Healthcare Finance, LLC
4320 La Jolla Village Drive, Suite 250
San Diego, California 92122

         Re: XCEL HEALTHCARE, INC. (THE "DEBTOR")

Ladies and Gentlemen:

         The undersigned ("Indemnitor") is entering into this Indemnification Agreement to induce you to extend financial accommodations to the Debtor pursuant to the terms of a Loan and Security Agreement, dated February ___, 2003 (the "Credit Agreement"). (All obligations of Debtor to you, whether pursuant to the Credit Agreement or otherwise are hereinafter referred to as the "Obligations".) Any capitalized term not defined herein shall have the meaning ascribed thereto in the current or any future California Uniform Commercial Code.

         Indemnitor hereby continuously represents and warrants, that:

         A. FINANCIAL STATEMENTS. All statements and reports made or to be made to you by the Debtor or any direct or indirect, absolute or contingent obligor on the Obligations are and shall remain true and correct.

         B. BORROWING BASE CALCULATIONS. All calculations of availability of funds of Debtor under the Credit Agreement shall be correct in all respects.

C. ACCOUNTS.

         i. Each Account of Debtor (an "Account") is genuine, valid, subsisting and enforceable in accordance with its terms, is in all respects what it purports to be, and represents an undisputed and bona fide indebtedness owing to Debtor by the Account Debtor.

         ii. To the best knowledge of the Debtor and its employees, each Account is accepted by the corresponding Account Debtor, and there are no defenses, setoffs, credits, contras, or counter-claims against, or disputes with respect to any Account, nor is the payment of any Account conditioned or contingent upon the fulfillment of any contract, condition or warranty, past or future, expressed or implied.

         iii. All payments received by Debtor in payment of any Account have been deposited, delivered and used only as permitted in the Credit Agreement.

         iv. Each copy of an invoice delivered to or shown to you in the course of providing credit accommodations to Debtor is and shall be a true and genuine copy of the original sent to the Account Debtor named therein and accurately reflects all terms of the transaction from which such Account arose, including but not limited to the amount due and the payment due date (whether stated on each such invoice, or computed based on the information set forth on such invoice).

         v. All Chattel Paper, promissory notes, drafts, trade acceptances, or other instruments for the payment of money, and any endorsements thereon, are true and genuine and in all respects what they purport to be, and represent the valid and binding obligation of all parties thereto, and all amounts and dates stated on all such items are correct.

         vi. Any promissory notes, letters of credit or post-dated checks received by Debtor in payment of or as credit support for any Accounts will be immediately either delivered or reported to you.

         vii. All Inventory described in any invoice has been delivered to an Account Debtor or placed for such delivery in the possession of a carrier not owned or controlled directly or indirectly by Debtor, except for drivers employed by Debtor who deliver Inventory to Debtor's customers.

         viii. All evidence of the delivery or shipment of Inventory is true and genuine.

         ix. All services to be performed by Debtor in connection with each Account have been performed by Debtor.

         D. TITLE TO COLLATERAL. Debtor:

         i. Is the owner of all collateral heretofore or hereafter pledged by Debtor to you (the "Collateral"), free of all security interests, liens or other encumbrances, except your security interest therein and any other liens which have been disclosed in writing to you.

         ii. Has the unconditional authority to grant you a security interest in the Collateral.

         iii. Will not take or fail to take any action (specifically including but not limited to the suffering of any federal tax lien) which will adversely affect the priority of your security interest in the Collateral.

         iv. Will not transfer the Collateral, other than the selling or leasing Inventory in the ordinary course of Debtor's business.

         Indemnitor indemnifies you from any loss, including any actual, consequential, incidental or other damage, (the amount of which shall be presumed to be and limited to the face amount of any affected invoice, or the greater of cost or market of any affected Inventory, where such measure of damage shall be appropriate in your sole discretion) incurred by you as the result of, or arising out of, the breach of any covenants, warranties or representations (in whole or part) made by Debtor or Indemnitor to you. Indemnitor further indemnifies you against, and agrees to reimburse you for, all costs and expenses incurred (including reasonable attorneys' fees) in the negotiation, preparation, administration and/or enforcement of this Indemnification Agreement.

         Indemnitor's obligations hereunder shall not be affected by, and Indemnitor waives any and all claims and defenses arising out of, any of the following:

         o Any failure to perfect or continue the perfection of any security interest in or other lien upon any Collateral;

         o The invalidity, unenforceability, impropriety of manner of enforcement of, or loss or change in priority of, any such security interest or lien;

         o        The failure to protect, preserve or insure any Collateral;

         o Any failure of the Indemnitor to receive notice of presentment, demand, protest, default, non-payment, partial payment, any intended disposition of any of the Collateral, the acceptance of this Agreement or the Credit Agreement (including the acceptance of any assignment of accounts thereunder), any extension of credit by you to Debtor, and all other notices to which Indemnitor might be otherwise entitled;

         o The cessation, from any cause whatsoever, of Debtor's liability, including, without limitation, any failure, negligence or omission by you in enforcing your claims against Debtor;

         o Any release, settlement or compromise of any obligation of Debtor; or

         o        The invalidity or unenforceability of the Obligations.

         This Indemnification Agreement shall remain in full force and effect until the later to occur of termination of the Credit Agreement or repayment in full of the Obligations.

         In the event of any litigation arising hereunder, the prevailing party shall recover its attorney's fees and expenses from the unsuccessful party. Any action arising hereunder may, at your election, be prosecuted in any court located in California (the "Acceptable Forums"). We agree that such forum is convenient to us and we submit to such jurisdiction and waive any objections to jurisdiction or venue. Should we commence an action in any other forum, we waive any right to oppose your motion or application to transfer such proceeding to a court in the Acceptable Forum.

                                     Very truly yours,


                                     Fred E. Tannous, Individually

[NOTARIAL ACKNOWLEDGEMENT]

                                                                  EXHIBIT 10.8.3



                                                February ___, 2003




Meridian Commercial Healthcare Finance, LLC
4320 La Jolla Village Drive, Suite 250
San Diego, California 92122

         Re: XCEL HEALTHCARE, INC. (THE "DEBTOR")

Ladies and Gentlemen:

         The undersigned ("Indemnitor") is entering into this Indemnification Agreement to induce you to extend financial accommodations to the Debtor pursuant to the terms of a Loan and Security Agreement, dated February ___, 2003 (the "Credit Agreement"). (All obligations of Debtor to you, whether pursuant to the Credit Agreement or otherwise are hereinafter referred to as the "Obligations".) Any capitalized term not defined herein shall have the meaning ascribed thereto in the current or any future California Uniform Commercial Code.

         Indemnitor hereby continuously represents and warrants, that:

         A. FINANCIAL STATEMENTS. All statements and reports made or to be made to you by the Debtor or any direct or indirect, absolute or contingent obligor on the Obligations are and shall remain true and correct.

         B. BORROWING BASE CALCULATIONS. All calculations of availability of funds of Debtor under the Credit Agreement shall be correct in all respects.

         C. ACCOUNTS.

         i. Each Account of Debtor (an "Account") is genuine, valid, subsisting and enforceable in accordance with its terms, is in all respects what it purports to be, and represents an undisputed and bona fide indebtedness owing to Debtor by the Account Debtor.

         ii. To the best knowledge of the Debtor and its employees, each Account is accepted by the corresponding Account Debtor, and there are no defenses, setoffs, credits, contras, or counter-claims against, or disputes with respect to any Account, nor is the payment of any Account conditioned or contingent upon the fulfillment of any contract, condition or warranty, past or future, expressed or implied.

         iii. All payments received by Debtor in payment of any Account have been deposited, delivered and used only as permitted in the Credit Agreement.

         iv. Each copy of an invoice delivered to or shown to you in the course of providing credit accommodations to Debtor is and shall be a true and genuine copy of the original sent to the Account Debtor named therein and accurately reflects all terms of the transaction from which such Account arose, including but not limited to the amount due and the payment due date (whether stated on each such invoice, or computed based on the information set forth on such invoice).

         v. All Chattel Paper, promissory notes, drafts, trade acceptances, or other instruments for the payment of money, and any endorsements thereon, are true and genuine and in all respects what they purport to be, and represent the valid and binding obligation of all parties thereto, and all amounts and dates stated on all such items are correct.

         vi. Any promissory notes, letters of credit or post-dated checks received by Debtor in payment of or as credit support for any Accounts will be immediately either delivered or reported to you.

         vii. All Inventory described in any invoice has been delivered to an Account Debtor or placed for such delivery in the possession of a carrier not owned or controlled directly or indirectly by Debtor, except for drivers employed by Debtor who deliver Inventory to Debtor's customers.

         viii. All evidence of the delivery or shipment of Inventory is true and genuine. ix. All services to be performed by Debtor in connection with each Account have been performed by Debtor.

         D. TITLE TO COLLATERAL. Debtor:

         i. Is the owner of all collateral heretofore or hereafter pledged by Debtor to you (the "Collateral"), free of all security interests, liens or other encumbrances, except your security interest therein and any other liens which have been disclosed in writing to you.

         ii. Has the unconditional authority to grant you a security interest in the Collateral.

         iii. Will not take or fail to take any action (specifically including but not limited to the suffering of any federal tax lien) which will adversely affect the priority of your security interest in the Collateral.

         iv. Will not transfer the Collateral, other than the selling or leasing Inventory in the ordinary course of Debtor's business.

         Indemnitor indemnifies you from any loss, including any actual, consequential, incidental or other damage, (the amount of which shall be presumed to be and limited to the face amount of any affected invoice, or the greater of cost or market of any affected Inventory, where such measure of damage shall be appropriate in your sole discretion) incurred by you as the result of, or arising out of, the breach of any covenants, warranties or representations (in whole or part) made by Debtor or Indemnitor to you. Indemnitor further indemnifies you against, and agrees to reimburse you for, all costs and expenses incurred (including reasonable attorneys' fees) in the negotiation, preparation, administration and/or enforcement of this Indemnification Agreement.

         Indemnitor's obligations hereunder shall not be affected by, and Indemnitor waives any and all claims and defenses arising out of, any of the following:

         o Any failure to perfect or continue the perfection of any security interest in or other lien upon any Collateral;

         o The invalidity, unenforceability, impropriety of manner of enforcement of, or loss or change in priority of, any such security interest or lien;

         o        The failure to protect, preserve or insure any Collateral;

         o Any failure of the Indemnitor to receive notice of presentment, demand, protest, default, non-payment, partial payment, any intended disposition of any of the Collateral, the acceptance of this Agreement or the Credit Agreement (including the acceptance of any assignment of accounts thereunder), any extension of credit by you to Debtor, and all other notices to which Indemnitor might be otherwise entitled;

         o The cessation, from any cause whatsoever, of Debtor's liability, including, without limitation, any failure, negligence or omission by you in enforcing your claims against Debtor;

         o Any release, settlement or compromise of any obligation of Debtor; or

         o        The invalidity or unenforceability of the Obligations.

         This Indemnification Agreement shall remain in full force and effect until the later to occur of termination of the Credit Agreement or repayment in full of the Obligations.

         In the event of any litigation arising hereunder, the prevailing party shall recover its attorney's fees and expenses from the unsuccessful party. Any action arising hereunder may, at your election, be prosecuted in any court located in California (the "Acceptable Forums"). We agree that such forum is convenient to us and we submit to such jurisdiction and waive any objections to jurisdiction or venue. Should we commence an action in any other forum, we waive any right to oppose your motion or application to transfer such proceeding to a court in the Acceptable Forum.

                                                     Very truly yours,


                                                     Bill Glaser, Individually

[NOTARIAL ACKNOWLEDGEMENT]

                                                                  EXHIBIT 10.8.4


                             GUARANTY BY CORPORATION
            NOTICE: THIS DOCUMENT CONTAINS A WAIVER OF TRIAL BY JURY

         This GUARANTY, dated as of February ___, 2003, is made by HEALTH SCIENCES GROUP, INC. ("Guarantor") in favor of MERIDIAN COMMERCIAL HEALTHCARE FINANCE, LLC ("Guaranteed Party"), to induce Guaranteed Party to extend or to continue to extend financial accommodations to Debtor (as hereinafter defined).

         FOR  GOOD  AND  VALUABLE   CONSIDERATION,   Guarantor  irrevocably  and
unconditionally undertakes and agrees for the benefit of Guaranteed Party as follows:

1. DEFINITIONS AND CONSTRUCTION. As used herein:

1.1. "AGREEMENT" - means this Guaranty agreement and all permitted amendments hereto or renewals hereof.

1.2. "BANKRUPTCY CODE" - means Title 11 of the United States Code.

1.3. "CHOSEN STATE" - California.

1.4. "CREDIT DOCUMENTS" - means that certain Loan and Security Agreement, dated as of February ___, 2003, between, inter alia, Debtor and Guaranteed Party, all documents executed in connection therewith, and all permitted amendments or renewals to or of any of the foregoing.

1.5. "DEBTOR" - means XCEL HEALTHCARE, INC., a California corporation, and all its successors-in-interest by operation of law or otherwise, including any "Trustee" (as defined in the Bankruptcy Code) or debtor-in-possession, and any successor-in-interest arising out of any merger or reorganization involving such entity, whether such entity is the surviving or disappearing entity.

1.6. "DEFAULT" - means any event of default under any Credit Document, including any event or occurrence that, with the giving of notice or the lapse of time, would constitute such an event of default.

1.7. "GUARANTEED OBLIGATIONS" - means all present and future obligations, indebtedness, and liabilities of Debtor of every kind and character owed to Guaranteed Party, including, but not limited to, those arising directly or indirectly out of or in connection with the Credit Documents, and including all interest that, but for the filing of a petition under the Bankruptcy Code would have accrued, and whether incurred, or created before or after any entry of an order for relief with respect to Debtor in a case under the Bankruptcy Code.

1.8. "GUARANTEED PARTY" - has the meaning set forth in the introduction hereto.

1.9. "GUARANTOR" - has the meaning set forth in the introduction hereto.

2. GUARANTY BY GUARANTOR.

2.1. PROMISE TO PAY AND PERFORM. Guarantor unconditionally and irrevocably guarantees to Guaranteed Party the prompt payment and performance of the Guaranteed Obligations when and as the same shall become due and payable (whether at stipulated or any accelerated or earlier date of maturity (including the date of any required prepayment) and whether or not the Guaranteed Obligations are found to be invalid, illegal or unenforceable), it being Guarantor's intent that Guarantor's guaranty is a guaranty of payment and not a guaranty of collection. If Debtor fails to pay or perform any Guaranteed Obligation on or before the date when due (whether at stipulated or any accelerated or earlier date of maturity (including the date of any required prepayment)), Guarantor shall unconditionally and immediately make such payment or render such performance upon written demand therefor by Guaranteed Party.

2.2. CUMULATIVE OBLIGATIONS. The obligations of Guarantor hereunder are in addition to any other obligations of such Guarantor under any other guaranties of the indebtedness or other obligations of Debtor or any other person at any time given to Guaranteed Party. This Agreement shall not affect or invalidate any such other guaranties.

2.3. CONTINUING GUARANTY. This Agreement is a continuing guaranty and shall remain in full force and effect notwithstanding the fact that, at any particular time, no Guaranteed Obligations may be outstanding.

2.4. JOINT AND SEVERAL OBLIGATION; INDEPENDENT OBLIGATION. Guarantor is directly liable to Guaranteed Party. The obligations of Guarantor hereunder are direct and primary and are independent of the obligations of Debtor. Guarantor's liability hereunder shall not be contingent upon the exercise or enforcement by Guaranteed Party of any remedies it may have against Debtor or any other guarantor or the enforcement of any lien or realization upon any security Guaranteed Party may at any time possess. Any release that may be given by Guaranteed Party to Debtor shall not release Guarantor.

3. PAYMENTS.

3.1. NATURE AND APPLICATION OF PAYMENTS. Guarantor shall make all payments hereunder in immediately available lawful money of the United States, without deduction or withholding (whether for taxes (whether income, excise, or otherwise) or offset). Without regard to the form in which received, Guaranteed Party may apply any payment with respect to the Guaranteed Obligations or any other amounts due hereunder in such order as Guaranteed Party shall in its sole and absolute discretion determine, irrespective of any contrary instructions received from any other person.

3.2. INDEFEASIBLE PAYMENT; REVIVAL. If any portion of any payment to Guaranteed Party is set aside and repaid by Guaranteed Party for any reason after being made by Guarantor, the amount so set aside shall be revived as a Guaranteed Obligation and Guarantor shall be liable for the full amount Guaranteed Party is required to repay plus all costs and expenses (including attorneys' fees, costs, and expenses) incurred by Guaranteed Party in connection therewith.

4. CERTAIN REPRESENTATIONS AND WARRANTIES OF GUARANTOR. Guarantor represents and warrants as follows (which representations and warranties shall be true, correct, and complete at all times):

4.1. This Agreement is not made by Guarantor in reliance on any representation or warranty, express or implied, by Guaranteed Party concerning the financial condition of Debtor, the nature, value, or extent of any security for the Guaranteed Obligations, or any other matter, and no promises have been made to Guarantor by any person, including, without limitation, Guaranteed Party, to induce Guarantor to enter into this Agreement, except as set forth in this Agreement. Guarantor is presently informed of the financial condition of Debtor and of all other circumstances which a diligent inquiry would reveal and which bear upon the risk of nonpayment of the Guaranteed Obligations. Guarantor has reviewed the Credit Documents.

4.2. The consideration given or provided, or to be given or provided, by Guaranteed Party in connection with this Agreement is adequate and satisfactory in all respects, and represents reasonably equivalent value, to support this Agreement and Guarantor's obligations hereunder.

4.3. Guarantor shall keep informed of Debtor's financial condition, the status of any security for the Guaranteed Obligations, and all other circumstances that bear upon the risk of nonpayment of the Guaranteed Obligations.

4.4. Guarantor shall, from time to time, at the expense of Guarantor, promptly execute and deliver all further documents and take all further action that may be necessary, or that Guaranteed Party may reasonably request, to enable Guaranteed Party to exercise and enforce its rights and remedies hereunder.

4.5. Guarantor (a) is duly organized, validly existing, and in good standing under the laws of the jurisdiction of Guarantor's organization; and (b) has the power and authority and all governmental licenses, authorizations, consents, and approvals to execute, deliver, and perform Guarantor's obligations under this Agreement.

4.6. This Guaranty has been authorized by all necessary organizational action by Guarantor, and does not and will not: (a) contravene the terms of Guarantor's organization documents; (b) conflict with or result in any breach or contravention of, any contractual obligation to which Guarantor is a party or any order, injunction, writ, or decree of any governmental authority to which Guarantor or Guarantor's properties are subject; or (c) violate any law, rule, or regulation of any governmental authority.

4.7. This Agreement constitutes the legal, valid, and binding obligations of Guarantor, enforceable against Guarantor in accordance with its terms, subject to rules governing creditors' rights generally and principles of equity.

4.8. There are no actions, suits, proceedings, claims, or disputes pending, or, to the best knowledge of Guarantor, threatened or contemplated, at law, in equity, in arbitration, or before any governmental authority, against Guarantor or any of Guarantor's properties which purport to affect or pertain to this Agreement, any of the other Credit Documents, or any of the transactions contemplated hereby or thereby, other than as disclosed to Guaranteed Party in the Credit Documents.

4.9. This Agreement is not made by Guarantor in reliance on any statement by Guaranteed Party concerning the financial condition of Debtor, the nature, value, or extent of any security for the Guaranteed Obligations, or any other matter, and no promises have been made to Guarantor to induce it to enter into this Agreement. Guarantor is presently informed of the financial condition of Debtor.

4.10. The benefit to Guaranteed Party in connection with this Agreement is adequate and satisfactory in all respects, and represents reasonably equivalent value, to support this Agreement and Guarantor's obligation hereunder.

5. COVENANTS.

5.1. Guarantor shall keep informed of Debtor's financial condition, the status of any security for the Guaranteed Obligations, and all other circumstances that bear upon the risk of nonpayment of the Guaranteed Obligations.

5.2. Guarantor shall, from time to time, at the expense of Guarantor, promptly execute and deliver all further documents and take all further action that may be necessary, or that Guaranteed Party may reasonably request, to enable Guaranteed Party to exercise and enforce its rights and remedies hereunder.

6. ACKNOWLEDGEMENTS AND AGREEMENTS.

6.1. MODIFICATIONS TO CREDIT DOCUMENTS AND GUARANTEED OBLIGATIONS. Guarantor acknowledges and agrees that, without notice to Guarantor and without affecting or impairing the obligations of Guarantor hereunder, Guaranteed Party may, by action or inaction, compromise or settle, extend the period of duration or the time for the payment, or discharge the performance of, or may refuse to, or otherwise not enforce, or may, by action or inaction, release all or any one or more parties to, any one or more of the Credit Documents or otherwise with respect to the Guaranteed Obligations or may grant other indulgences to Debtor in respect thereof, or may amend or modify in any manner and at any time (or from time to time) any one or more of the Credit Documents or otherwise with respect to the Guaranteed Obligations, or may, by action or inaction, release or substitute any guarantor, if any, of the Guaranteed Obligations, or may enforce, exchange, release, or waive, by action or inaction, any security for the Guaranteed Obligations or any guaranty of the Guaranteed Obligations, or any portion thereof.

6.2. SUBORDINATION. Guarantor agrees that any and all present and future indebtedness of Debtor owing to Guarantor is postponed in favor of and subordinated to indefeasible payment, in full, in cash, of the Guaranteed Obligations. In this regard, no payment of any kind whatsoever shall be made with respect to such indebtedness until the Guaranteed Obligations have been indefeasibly paid in full. Any payment received by Guarantor in respect of such indebtedness shall be held by Guarantor as trustee for Guaranteed Party, and promptly paid over to Guaranteed Party on account of the Guaranteed Obligations but without reducing or affecting in any manner the liability of Guarantor under the other provisions of this Agreement. Upon request by Guaranteed Party, any notes or other instruments now or hereafter evidencing such indebtedness of Debtor to Guarantor, and any security therefor, shall be marked with a legend that the same are subject to this Agreement or shall be delivered to Guaranteed Party for safekeeping.

6.3. GUARANTEED PARTY AS GUARANTOR'S ATTORNEY-IN-FACT. Guarantor irrevocably appoints Guaranteed Party as Guarantor's attorney-in-fact, with full authority in the place and stead and name of Guarantor, from time to time at Guaranteed Party's discretion but only following the occurrence and during the continuation of a Default, to take any action and to execute any instrument which Guaranteed Party may, in accordance with the provisions of the Credit Documents or this Agreement, require as necessary or advisable to accomplish the purposes of this Agreement.

6.4. COMMERCIALLY REASONABLE DISPOSITION OF COLLATERAL. Guarantor acknowledges and agrees that if Guaranteed Party shall, pursuant to the rights granted to Guaranteed Party, under the terms of the Credit Documents or applicable law, dispose of any or all of the Collateral (as such term is defined in the Credit Documents) after the occurrence of a Default, such disposition shall be deemed commercially reasonable if, in the written opinion of three (3) commercial loan officers with three (3) or more years of workout experience each, the manner of the disposition is not inconsistent with the manner in which such commercial loan officers would have handled the disposition.

7. GENERAL PROVISIONS.

7.1. NOTICES.

7.1.1. All notices required to be given to any party other than Guaranteed Party shall be deemed given upon the first to occur of (i) deposit thereof in a receptacle under the control of the United States Postal Service, (ii) transmittal by electronic means to a receiver under the control of such party; or (iii) actual receipt by such party or an employee or agent of such party.

7.1.2. All notices to Guaranteed Party shall be deemed given upon actual receipt by a responsible officer of Guaranteed Party.

7.1.3. Notices shall be sent to the following addresses, or to such other addresses as each such party may in writing hereafter indicate:

                                                     GUARANTOR

Address:                   6080 Center Drive
                           6th Floor
                           Los Angeles, CA 90045
Officer:                   Fred E. Tannous
Fax number:                312-362-8607

                                                 GUARANTEED PARTY

Address:                   4320 La Jolla Village Drive, Suite 250
                           San Diego, California 92122
Officer:                   Ronald R. Pituch
Fax number:                858-200-2051

7.2. AMENDMENTS, WAIVERS, AND CONSENTS. Neither this Agreement nor any provisions hereof may be changed, waived, discharged or terminated, nor may any consent to the departure from the terms hereof be given, orally (even if supported by new consideration), but only by an instrument in writing signed by all parties to this Agreement. Any waiver or consent so given shall be effective only in the specific instance and for the specific purpose for which given.

7.3. NO WAIVER; CUMULATIVE NATURE OF REMEDIES. No failure to exercise and no delay in exercising any right, power, or remedy hereunder shall impair any right, power, or remedy which Guaranteed Party may have, nor shall any such delay be construed to be a waiver of any of such rights, powers, or remedies, or any acquiescence in any breach or default hereunder; nor shall any waiver by Guaranteed Party of any breach or default by Guarantor hereunder be deemed a waiver of any default or breach subsequently occurring. All rights and remedies granted to Guaranteed Party hereunder shall remain in full force and effect notwithstanding any single or partial exercise of, or any discontinuance of action begun to enforce, any such right or remedy. The rights and remedies specified herein are cumulative and not exclusive of each other or of any rights or remedies which Guaranteed Party would otherwise have. Any waiver, permit, consent or approval by Guaranteed Party of any breach or default hereunder must be in writing and shall be effective only to the extent set forth in such writing and only as to that specific instance.

8. ATTORNEYS' FEES. In any dispute arising out of the enforcement or interpretation of this Agreement, the prevailing party shall be entitled to recover its reasonable attorneys' fees, court costs, and expenses of litigation actually incurred in such dispute. For the purposes of Section 1717 of the California Civil Code, a party shall be the "prevailing party" if it recovers any funds whatsoever from the other party, whether by settlement, judgment or otherwise. If both parties could be deemed to be a "prevailing party" under this rule, then each party shall bear its own fees, costs, and expenses.

9. SUCCESSORS AND ASSIGNS. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns.

10. HEADINGS. Section and subsection headings in this Agreement are included herein for convenience of reference only and do not constitute a part of this Agreement or have any substantive effect.

11. AMBIGUITIES. This Agreement and all agreements relating to the subject matter hereof are the product of negotiation and preparation by and among each party and its respective attorneys, and shall be construed accordingly.

12. SEVERABILITY. In the event any one or more of the provisions contained in this Agreement is held to be invalid, illegal or unenforceable in any respect, then such provision shall be ineffective only to the extent of such prohibition or invalidity, and the validity, legality, and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby.

13. COUNTERPARTS; FACSIMILE SIGNATURES. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which together shall constitute the same instrument. Guarantor may effect execution and delivery of this Agreement by executing a counterpart hereof and sending the signature page bearing Guarantor's signature to Guaranteed Party by facsimile and, thereafter, promptly sending by mail or delivering such signature page to Guaranteed Party; provided that the failure to deliver such signature page by Guarantor shall not affect the validity, enforceability, or binding effect of this Agreement.

14. ENTIRE AGREEMENT. This Agreement supersedes all other agreements and understandings between the parties hereto, verbal or written, express or implied, relating to the subject matter hereof. No promises of any kind have been made by Guaranteed Party or any third party to induce Guarantor to execute this Agreement. No course of dealing, course of performance or trade usage, and no parole evidence of any nature, shall be used to supplement or modify any terms of this Agreement.

15. CERTAIN WAIVERS BY GUARANTOR. Guarantor makes the following waivers with full knowledge and understanding that such waivers, if not so made, might otherwise result in Guarantor being able to avoid or limit Guarantor's liability hereunder either in whole or in part.

15.1. NOTICES. Each Guarantor irrevocably waives notice of (i) the extension of Guaranteed Obligations, (ii) any adverse change in the Debtor's financial condition, (iii) any change in value, or the release, of any Collateral, or of any other fact that might increase Guarantor's risk hereunder, and (iv) any default by Debtor.

15.2. REVOCATION.

15.2.1. Guarantor waives any right to revoke the Guaranty as to future Guaranteed Obligations.

15.2.2. If, contrary to the express intent of this agreement, any such revocation is effective notwithstanding the foregoing waiver, Guarantor acknowledges and agrees that: (a) no such revocation shall be effective until written notice thereof has been received by Guaranteed Party; (b) no such revocation shall apply to any Guaranteed Obligations in existence on such date (including any subsequent continuation, extension, or renewal thereof, or change in the interest rate, payment terms, or other terms and conditions thereof); (c) no such revocation shall apply to any Guaranteed Obligations made or created after such date to the extent made or created pursuant to a legally binding commitment of Guaranteed Party which is, or is believed in good faith by Guaranteed Party to be, in existence on the date of such revocation; (d) no payment by Debtor, or from any other source, prior to the date of such revocation shall reduce the obligations of Guarantor hereunder; and (e) any payment by Debtor or from any source other than Guarantor, subsequent to the date of such revocation, shall first be applied to that portion of the

Guaranteed Obligations, if any, as to which the revocation by Guarantor is effective and, to the extent so applied, shall not reduce the obligations of Guarantor hereunder.

15.3. Defenses of debtor. Guarantor waives any defense arising by reason of any disability or other defense (other than the defense that the Guaranteed Obligations have been fully paid) of Debtor including any defense arising from any lack of power or authority of Debtor.

15.4. DEFENSES. GUARANTOR WAIVES ANY AND ALL SURETYSHIP DEFENSES, WHETHER ARISING BY CONTRACT, STATUTE OR BY OPERATION OF LAW.

16. GOVERNING LAW. This agreement, and the construction, interpretation, and enforcement hereof, and the rights of Guarantor and Guaranteed Party hereto and hereunder shall be determined under, governed by, and construed in accordance with the internal laws of the Chosen State.

17. AMENDMENT AND WAIVER. No failure to exercise and no delay in exercising any right, power, or remedy hereunder shall impair any right, power, or remedy which Guaranteed Party may have, nor shall any such delay be construed to be a waiver of any of such rights, powers, or remedies, or any acquiescence in any breach or default hereunder; nor shall any waiver by Guaranteed Party of any breach or default by Guarantor hereunder be deemed a waiver of any default or breach subsequently occurring. All rights and remedies granted to Guaranteed Party hereunder shall remain in full force and effect notwithstanding any single or partial exercise of, or any discontinuance of action begun to enforce, any such right or remedy. The rights and remedies specified herein are cumulative and not exclusive of each other or of any rights or remedies which Guaranteed Party would otherwise have. Any waiver, permit, consent or approval by Guaranteed Party of any breach or default hereunder must be in writing and shall be effective only to the extent set forth in such writing and only as to that specific instance.

18. WAIVER OF TRIAL BY JURY. IN RECOGNITION OF THE HIGHER COSTS AND DELAY WHICH MAY RESULT FROM A JURY TRIAL, THE PARTIES HERETO WAIVE ANY RIGHT TO TRIAL BY JURY OF ANY CLAIM, DEMAND, ACTION OR CAUSE OF ACTION (A) ARISING HEREUNDER, OR
(B) IN ANY WAY CONNECTED WITH OR RELATED OR INCIDENTAL TO THE DEALINGS OF THE PARTIES HERETO OR ANY OF THEM WITH RESPECT HERETO, IN EACH CASE WHETHER NOW EXISTING OR HEREAFTER ARISING, AND WHETHER SOUNDING IN CONTRACT OR TORT OR OTHERWISE; AND EACH PARTY FURTHER WAIVES ANY RIGHT TO CONSOLIDATE ANY SUCH ACTION IN WHICH A JURY TRIAL HAS BEEN WAIVED WITH ANY OTHER ACTION IN WHICH A JURY TRIAL CANNOT BE OR HAS NOT BEEN WAIVED; AND EACH PARTY HEREBY AGREES AND CONSENTS THAT ANY SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION SHALL BE DECIDED BY COURT TRIAL WITHOUT A JURY, AND THAT ANY PARTY HERETO MAY FILE AN ORIGINAL COUNTERPART OR A COPY OF THIS SECTION WITH ANY COURT AS WRITTEN EVIDENCE OF THE CONSENT OF THE PARTIES HERETO TO THE WAIVER OF THEIR RIGHT TO TRIAL BY JURY.

19. VENUE. Any suit, action or proceeding arising out of the subject matter hereof, or the interpretation, performance or breach of this Agreement, shall, if Guaranteed Party so elects, be instituted in the United States District Court for the District of the Chosen State in which the Guaranteed Party's chief executive office is located or any court of said state (the "Acceptable Forums"). Guarantor agrees that the Acceptable Forums are convenient to it, and irrevocably submits to the jurisdiction of the Acceptable Forums, irrevocably agrees to be bound by any judgment rendered thereby in connection with this Agreement, and waives any and all objections to jurisdiction or venue that it may have under the laws of the Chosen State or otherwise in those courts in any such suit, action or proceeding. Should such proceeding be initiated in any other forum, Guarantor waives any right to oppose any motion or application made by Guaranteed Party as a consequence of such proceeding having been commenced in a forum other than an Acceptable Forum.

     IN WITNESS WHEREOF, Guarantor has executed this Agreement as of the date first written above.

GUARANTOR:                           HEALTH SCIENCES GROUP, INC.

                                     By:
                                     Name: Fred E. Tannous
                                     Title: Chief Executive Officer

                                                                  EXHIBIT 10.8.5



                             SUBORDINATION AGREEMENT

         This  SUBORDINATION  AGREEMENT  dated as of  February  ___,  2003 (this
"Agreement"), is among XCEL HEALTHCARE, INC., ("Debtor"), MAC ROSENSTEIN ("Junior Creditor"), and MERIDIAN COMMERCIAL HEALTHCARE FINANCE, LLC ("Senior Creditor").

                                    RECITALS

A. Debtor is indebted to Junior Creditor in the amount of the Present Indebtedness.

B. The Present Indebtedness has not heretofore been assigned or subordinated.

C. Debtor has requested that Senior Creditor extend financial accommodations to it, which Senior Creditor is willing to do only upon execution of this Agreement.

                                    AGREEMENT

1.1. DEFINITIONS AND INDEX TO DEFINITIONS. The following terms used herein shall have the following meaning. All capitalized terms not herein defined shall have the meaning set forth in the Uniform Commercial Code:

1.2. "CHOSEN STATE" - California.

1.3. "DEBTOR" - see preamble.

1.4. "DIVIDENDS" - means any and all distributions in any federal or state debtor relief statute on account of the Junior Debt.

1.5. "JUNIOR CREDITOR" - see preamble.

1.6. "JUNIOR DEBT" - means the Present Indebtedness and all future indebtedness (together with any and all interest accrued or to accrue thereon) of Debtor to Junior Creditor.

1.7. "PERMITTED PAYMENTS" - $1,064.68 per month.

1.8. "PRESENT INDEBTEDNESS" - $116,147.00.

1.9. "SENIOR CREDITOR" - see preamble.

1.10. "SENIOR DEBT" - means all present and future obligations (including interest accruing after the date on which Debtor becomes subject to the jurisdiction of any federal or state debtor relief statute, whether or not recoverable against Debtor) of Debtor to Senior Creditor, whether absolute or contingent, due or to become due, and whether direct or acquired by Senior Creditor by transfer, assignment, or otherwise whether or not such debts are contemplated by Debtor, Senior Creditor, or the Junior Creditor.

2. TERMS OF SUBORDINATION.

2.1. Junior Creditor hereby makes the Junior Debt subject and subordinate to the payment of the Senior Debt.

2.2. Any payments received by Junior Creditor on account of the Junior Debt, other than Permitted Payments, shall be held by Junior Creditor in trust for the benefit of Senior Creditor, and shall be delivered to Senior Creditor in kind immediately upon receipt by Junior Creditor to be held by Senior Creditor as cash collateral securing the Senior Debt.

2.3. The provision set forth in Section 2.2 above permitting Junior Creditor to retain Permitted Payments shall terminate and be of no further force and effect immediately upon default in the performance of the Senior Debt, whether or not such default is cured.

2.4. Upon the distribution of any of the Debtor's assets, whether by reason of sale, reorganization, liquidation, dissolution, arrangement, bankruptcy, receivership, assignment for the benefit of creditors, foreclosure, or otherwise, Senior Creditor shall be entitled to receive payment in full of the Senior Debt prior to the payment of all or any part of the Junior Debt.

2.5. Senior Creditor is hereby irrevocably appointed attorney-in-fact for the Junior Creditor with full power to act in the place and stead of the Junior Creditor in all matters relating to or affecting the Junior Debt, including the right to make, present, file, and vote such proofs of claim against Debtor on account of all or any part of the Junior Debt, as Senior Creditor may deem advisable, and to receive and collect Dividends made thereon and to apply the same on account of the Senior Debt.

2.6. Senior Creditor may at any time, in Senior Creditor's discretion, renew or extend the time of payment of any portion of the Senior Debt, or waive or release any collateral which may be held therefor, and Senior Creditor may enter into such agreements with Debtor as Senior Creditor may deem desirable without notice to or further assent from the Junior Creditor and without in any way affecting Senior Creditor's rights hereunder.

2.7. Junior Creditor agrees not to ask, demand, sue for, take or receive payment of, discharge the Debtor from, or take capital stock of the Debtor in exchange for all or any part of the Junior Debt.

2.8. This Agreement is and shall be deemed to be a continuing subordination and assignment, and shall be irrevocable. Any attempted or purported termination of this Agreement by the Junior Creditor shall constitute a default of the Senior Debt.

2.9. Junior Creditor and Debtor shall not convert any of the Junior Debt to equity of Debtor.

2.10. Junior Creditor will cause any instrument evidencing the Junior Debt to be legended as follows: "This note is subject to that certain Subordination Agreement, dated as of February ___, 2003, among Mac Rosenstein, Xcel Healthcare, Inc., and Meridian Commercial Healthcare Finance, LLC, as amended."

3. REPRESENTATIONS, WARRANTIES, AND COVENANTS.

3.1. Junior Creditor has not heretofore and will not in the future, without Senior Creditor's prior written consent in each instance, assign to or subordinate in favor of any other entity any right, claim or interest in any part of the Junior Debt or commence or join with any other creditor in commencing any bankruptcy, reorganization or insolvency proceeding against Debtor.

3.2. The Debtor acknowledges that the Junior Debt is due and owing without setoff, defense, or counterclaim.

3.3. Junior Creditor waives any rights it may have to claim that the enforceability of this Agreement may be affected by any subsequent modification, release, extension, or other change, material or otherwise, in the Senior Debt.

4. COLLATERAL.

     As collateral securing payment of the Senior Debt, the Junior Creditor hereby grants to Senior Creditor a security interest in the Junior Debt and agrees to deliver to Senior Creditor, endorsed in blank, all notes or other instruments now or hereafter evidencing the Junior Debt.

5.       REMEDIES; DAMAGES.

     Senior Creditor may demand specific performance of this Agreement. Debtor and Junior Creditor waive any defense based on the adequacy of a remedy at law that might be asserted as a bar to such remedy of specific performance.

6. TERMINATION. This Agreement shall terminate upon payment in full of the Senior Debt and written acknowledgment by Senior Creditor that this Agreement has been terminated.

7. AMENDMENT AND WAIVER. This Agreement may be amended only by a writing signed by all parties hereto. No failure to exercise and no delay in exercising any right, hereunder shall impair any such right which Senior Creditor may have, nor shall any waiver by Senior Creditor hereunder be deemed a waiver of any default or breach subsequently occurring. Senior Creditor's rights and remedies herein are cumulative and not exclusive of each other or of any rights or remedies that Senior Creditor would otherwise have.

8. ATTORNEYS' FEES. In the event that any party finds it necessary to retain counsel in connection with the interpretation, defense, or enforcement of this Agreement, the prevailing party shall recover its reasonable attorney's fees and expenses from the unsuccessful party. It shall be presumed (subject to rebuttal only by the introduction of competent evidence to the contrary) that the amount recoverable is the amount billed to the prevailing party by its counsel and that such amount will be reasonable if based on the billing rates charged to the prevailing party by its counsel in similar matters. For the purposes of Section 1717 of the California Civil Code, Senior Creditor shall be the "prevailing party" if it recovers any funds whatsoever from Junior Creditor, whether by settlement, judgment or otherwise.

9. CHOICE OF LAW. This Agreement and all transactions contemplated hereunder and/or evidenced hereby shall be governed by, construed under, and enforced in accordance with the internal laws of the Chosen State. The parties waive the provisions of California Civil Code ss.1654.

10. CONSTRUCTION. This Agreement and all agreements relating to the subject matter hereof is the product of negotiation and preparation by and among each party and its respective attorneys. Therefore, the parties expressly waive the provisions of California Civil Code ss.1654 and acknowledge and agree that such agreements shall not be deemed prepared or drafted by one party or other and shall be construed accordingly.

11. JURY TRIAL WAIVER. IN RECOGNITION OF THE HIGHER COSTS AND DELAY WHICH MAY RESULT FROM A JURY TRIAL, THE PARTIES HERETO WAIVE ANY RIGHT TO TRIAL BY JURY OF ANY CLAIM, DEMAND, ACTION OR CAUSE OF ACTION (A) ARISING HEREUNDER, OR (B) IN ANY WAY CONNECTED WITH OR RELATED OR INCIDENTAL TO THE DEALINGS OF THE PARTIES HERETO OR ANY OF THEM WITH RESPECT HERETO, IN EACH CASE WHETHER NOW EXISTING OR HEREAFTER ARISING, AND WHETHER SOUNDING IN CONTRACT OR TORT OR OTHERWISE; AND EACH PARTY FURTHER WAIVES ANY RIGHT TO CONSOLIDATE ANY SUCH ACTION IN WHICH A JURY TRIAL HAS BEEN WAIVED WITH ANY OTHER ACTION IN WHICH A JURY TRIAL CANNOT BE OR HAS NOT BEEN WAIVED; AND EACH PARTY HEREBY AGREES AND CONSENTS THAT ANY SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION SHALL BE DECIDED BY COURT TRIAL WITHOUT A JURY, AND THAT ANY PARTY HERETO MAY FILE AN ORIGINAL COUNTERPART OR A COPY OF THIS SECTION WITH ANY COURT AS

WRITTEN EVIDENCE OF THE CONSENT OF THE PARTIES HERETO TO THE WAIVER OF THEIR RIGHT TO TRIAL BY JURY.

12. COUNTERPARTS. This Agreement may be signed in any number of counterparts, each of which shall be an original, with the same effect as if all signatures were upon the same instrument. Delivery of an executed counterpart of the signature page to this Agreement by facsimile shall be effective as delivery of a manually executed counterpart of this Agreement, and any party delivering such an executed counterpart of the signature page to this Agreement by facsimile to any other party shall thereafter also promptly deliver a manually executed counterpart of this Agreement to such other party, provided that the failure to deliver such manually executed counterpart shall not affect the validity, enforceability, or binding effect of this Agreement.

13. NOTICES.

All notices required to be given to any party other than Senior Creditor shall be deemed given upon the first to occur of (i) deposit thereof in a receptacle under the control of the United States Postal Service, (ii) transmittal by electronic means to a receiver under the control of such party; or (iii) actual receipt by such party or an employee or agent of such party. All notices to Senior Creditor hereunder shall be deemed given upon actual receipt by a responsible officer of Senior Creditor.

                                                  JUNIOR CREDITOR

Address: 4250 South Arville Street, #96
                  Las Vegas, NV 89103
Fax Number:

                                                  SENIOR CREDITOR

Address: 4320 La Jolla Village Drive
                  San Diego CA 92122
                        Attention: Mr. Ronald R. Pituch
                            Fax Number: 858-200-2051

                                                      DEBTOR

Address: 6016 Fallbrook Avenue
                  Suite 200
                  Woodland Hills, CA 91367
Attention:
Fax Number:       818-348-1106

14. CONFLICTS WITH OTHER AGREEMENTS. Unless otherwise expressly stated in any other agreement between Senior Creditor and Junior Creditor, if a conflict exists between the provisions of this Agreement and the provisions of such other agreement, the provisions of this Agreement shall control. 15. ENTIRE AGREEMENT. No promises of any kind have been made by Senior Creditor or any third party to induce Junior Creditor to execute this Agreement. No course of dealing, course of performance or trade usage, and no parole evidence of any nature, shall be used to supplement or modify any terms of this Agreement.

         IN WITNESS WHEREOF the parties hereto have caused this Agreement to be duly executed and delivered by their respective officers thereunto duly authorized as of the date first above written.


Subordinating Creditor:
                         Mac Rosenstein, individually


Debtor:                  XCEL Healthcare, Inc.

                         By:
                         Name:
                         Title:


Senior Creditor:         Meridian Commercial Healthcare Finance, LLC

                         By:
                         Name:
                         Title:

                                                                 EXHIBIT 10.8.6



                             SUBORDINATION AGREEMENT

         This SUBORDINATION AGREEMENT dated as of February ___, 2003 (this "Agreement"), is among XCEL HEALTHCARE, INC., ("Debtor"), MOE GELBER ("Junior Creditor"), and MERIDIAN COMMERCIAL HEALTHCARE FINANCE, LLC ("Senior Creditor").

                                    RECITALS

A. Debtor is indebted to Junior Creditor in the amount of the Present Indebtedness.

B. The Present Indebtedness has not heretofore been assigned or subordinated.

C. Debtor has requested that Senior Creditor extend financial accommodations to it, which Senior Creditor is willing to do only upon execution of this Agreement.

                                    AGREEMENT

1.1. DEFINITIONS AND INDEX TO DEFINITIONS. The following terms used herein shall have the following meaning. All capitalized terms not herein defined shall have the meaning set forth in the Uniform Commercial Code:

1.2. "CHOSEN STATE" - California.

1.3. "DEBTOR" - see preamble.

1.4. "DIVIDENDS" - means any and all distributions in any federal or state debtor relief statute on account of the Junior Debt.

1.5. "JUNIOR CREDITOR" - see preamble.

1.6. "JUNIOR DEBT" - means the Present Indebtedness and all future indebtedness (together with any and all interest accrued or to accrue thereon) of Debtor to Junior Creditor.

1.7. "PERMITTED PAYMENTS" - $65.00 per month.

1.8. "PRESENT INDEBTEDNESS" - $7,753.00.

1.9. "SENIOR CREDITOR" - see preamble.

1.10. "SENIOR DEBT" - means all present and future obligations (including interest accruing after the date on which Debtor becomes subject to the jurisdiction of any federal or state debtor relief statute, whether or not recoverable against Debtor) of Debtor to Senior Creditor, whether absolute or contingent, due or to become due, and whether direct or acquired by Senior Creditor by transfer, assignment, or otherwise whether or not such debts are contemplated by Debtor, Senior Creditor, or the Junior Creditor.

2. TERMS OF SUBORDINATION.

2.1. Junior Creditor hereby makes the Junior Debt subject and subordinate to the payment of the Senior Debt.

2.2. Any payments received by Junior Creditor on account of the Junior Debt, other than Permitted Payments, shall be held by Junior Creditor in trust for the benefit of Senior Creditor, and shall be delivered to Senior Creditor in kind immediately upon receipt by Junior Creditor to be held by Senior Creditor as cash collateral securing the Senior Debt.

2.3. The provision set forth in Section 2.2 above permitting Junior Creditor to retain Permitted Payments shall terminate and be of no further force and effect immediately upon default in the performance of the Senior Debt, whether or not such default is cured.

2.4. Upon the distribution of any of the Debtor's assets, whether by reason of sale, reorganization, liquidation, dissolution, arrangement, bankruptcy, receivership, assignment for the benefit of creditors, foreclosure, or otherwise, Senior Creditor shall be entitled to receive payment in full of the Senior Debt prior to the payment of all or any part of the Junior Debt.

2.5. Senior Creditor is hereby irrevocably appointed attorney-in-fact for the Junior Creditor with full power to act in the place and stead of the Junior Creditor in all matters relating to or affecting the Junior Debt, including the right to make, present, file, and vote such proofs of claim against Debtor on account of all or any part of the Junior Debt, as Senior Creditor may deem advisable, and to receive and collect Dividends made thereon and to apply the same on account of the Senior Debt.

2.6. Senior Creditor may at any time, in Senior Creditor's discretion, renew or extend the time of payment of any portion of the Senior Debt, or waive or release any collateral which may be held therefor, and Senior Creditor may enter into such agreements with Debtor as Senior Creditor may deem desirable without notice to or further assent from the Junior Creditor and without in any way affecting Senior Creditor's rights hereunder.

2.7. Junior Creditor agrees not to ask, demand, sue for, take or receive payment of, discharge the Debtor from, or take capital stock of the Debtor in exchange for all or any part of the Junior Debt.

2.8. This Agreement is and shall be deemed to be a continuing subordination and assignment, and shall be irrevocable. Any attempted or purported termination of this Agreement by the Junior Creditor shall constitute a default of the Senior Debt.

2.9. Junior Creditor and Debtor shall not convert any of the Junior Debt to equity of Debtor.

2.10. Junior Creditor will cause any instrument evidencing the Junior Debt to be legended as follows: "This note is subject to that certain Subordination Agreement, dated as of February ___, 2003, among Moe Gelber, Xcel Healthcare, Inc., and Meridian Commercial Healthcare Finance, LLC, as amended."

3. REPRESENTATIONS, WARRANTIES, AND COVENANTS.

3.1. Junior Creditor has not heretofore and will not in the future, without Senior Creditor's prior written consent in each instance, assign to or subordinate in favor of any other entity any right, claim or interest in any part of the Junior Debt or commence or join with any other creditor in commencing any bankruptcy, reorganization or insolvency proceeding against Debtor.

3.2. The Debtor acknowledges that the Junior Debt is due and owing without setoff, defense, or counterclaim.

3.3. Junior Creditor waives any rights it may have to claim that the enforceability of this Agreement may be affected by any subsequent modification, release, extension, or other change, material or otherwise, in the Senior Debt.

4. COLLATERAL.

     As collateral securing payment of the Senior Debt, the Junior Creditor hereby grants to Senior Creditor a security interest in the Junior Debt and agrees to deliver to Senior Creditor, endorsed in blank, all notes or other instruments now or hereafter evidencing the Junior Debt.

5.       REMEDIES; DAMAGES.

     Senior Creditor may demand specific performance of this Agreement. Debtor and Junior Creditor waive any defense based on the adequacy of a remedy at law that might be asserted as a bar to such remedy of specific performance.

6. TERMINATION. This Agreement shall terminate upon payment in full of the Senior Debt and written acknowledgment by Senior Creditor that this Agreement has been terminated.

7. AMENDMENT AND WAIVER. This Agreement may be amended only by a writing signed by all parties hereto. No failure to exercise and no delay in exercising any right, hereunder shall impair any such right which Senior Creditor may have, nor shall any waiver by Senior Creditor hereunder be deemed a waiver of any default or breach subsequently occurring. Senior Creditor's rights and remedies herein are cumulative and not exclusive of each other or of any rights or remedies that Senior Creditor would otherwise have.

8. ATTORNEYS' FEES. In the event that any party finds it necessary to retain counsel in connection with the interpretation, defense, or enforcement of this Agreement, the prevailing party shall recover its reasonable attorney's fees and expenses from the unsuccessful party. It shall be presumed (subject to rebuttal only by the introduction of competent evidence to the contrary) that the amount recoverable is the amount billed to the prevailing party by its counsel and that such amount will be reasonable if based on the billing rates charged to the prevailing party by its counsel in similar matters. For the purposes of Section 1717 of the California Civil Code, Senior Creditor shall be the "prevailing party" if it recovers any funds whatsoever from Junior Creditor, whether by settlement, judgment or otherwise.

9. CHOICE OF LAW. This Agreement and all transactions contemplated hereunder and/or evidenced hereby shall be governed by, construed under, and enforced in accordance with the internal laws of the Chosen State. The parties waive the provisions of California Civil Code ss.1654.

10. CONSTRUCTION. This Agreement and all agreements relating to the subject matter hereof is the product of negotiation and preparation by and among each party and its respective attorneys. Therefore, the parties expressly waive the provisions of California Civil Code ss.1654 and acknowledge and agree that such agreements shall not be deemed prepared or drafted by one party or other and shall be construed accordingly.

11. JURY TRIAL WAIVER. IN RECOGNITION OF THE HIGHER COSTS AND DELAY WHICH MAY RESULT FROM A JURY TRIAL, THE PARTIES HERETO WAIVE ANY RIGHT TO TRIAL BY JURY OF ANY CLAIM, DEMAND, ACTION OR CAUSE OF ACTION (A) ARISING HEREUNDER, OR (B) IN ANY WAY CONNECTED WITH OR RELATED OR INCIDENTAL TO THE DEALINGS OF THE PARTIES HERETO OR ANY OF THEM WITH RESPECT HERETO, IN EACH CASE WHETHER NOW EXISTING OR HEREAFTER ARISING, AND WHETHER SOUNDING IN CONTRACT OR TORT OR OTHERWISE; AND EACH PARTY FURTHER WAIVES ANY RIGHT TO CONSOLIDATE ANY SUCH ACTION IN WHICH A JURY TRIAL HAS BEEN WAIVED WITH ANY OTHER ACTION IN WHICH A JURY TRIAL CANNOT BE OR HAS NOT BEEN WAIVED; AND EACH PARTY HEREBY AGREES AND CONSENTS THAT ANY SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION SHALL BE DECIDED BY COURT TRIAL WITHOUT A JURY, AND THAT ANY PARTY HERETO MAY FILE AN ORIGINAL COUNTERPART OR A COPY OF THIS SECTION WITH ANY COURT AS

WRITTEN EVIDENCE OF THE CONSENT OF THE PARTIES HERETO TO THE WAIVER OF THEIR RIGHT TO TRIAL BY JURY.

12. COUNTERPARTS. This Agreement may be signed in any number of counterparts, each of which shall be an original, with the same effect as if all signatures were upon the same instrument. Delivery of an executed counterpart of the signature page to this Agreement by facsimile shall be effective as delivery of a manually executed counterpart of this Agreement, and any party delivering such an executed counterpart of the signature page to this Agreement by facsimile to any other party shall thereafter also promptly deliver a manually executed counterpart of this Agreement to such other party, provided that the failure to deliver such manually executed counterpart shall not affect the validity, enforceability, or binding effect of this Agreement.

13. NOTICES.

  All notices required to be given to any party other than Senior Creditor shall be deemed given upon the first to occur of (i) deposit thereof in a receptacle under the control of the United States Postal Service, (ii) transmittal by electronic means to a receiver under the control of such party; or (iii) actual receipt by such party or an employee or agent of such party. All notices to Senior Creditor hereunder shall be deemed given upon actual receipt by a responsible officer of Senior Creditor.

                                                  JUNIOR CREDITOR

Address: 126 N. Poinsettia Place
                  Los Angeles, CA 90036
Fax Number:

                                                  SENIOR CREDITOR

Address: 4320 La Jolla Village Drive
                  San Diego CA 92122
                        Attention: Mr. Ronald R. Pituch
                            Fax Number: 858-200-2051

                                                      DEBTOR

Address: 6016 Fallbrook Avenue
                  Suite 200
                  Woodland Hills, CA 91367
Attention:
Fax Number:       818-348-1106

14. CONFLICTS WITH OTHER AGREEMENTS. Unless otherwise expressly stated in any other agreement between Senior Creditor and Junior Creditor, if a conflict exists between the provisions of this Agreement and the provisions of such other agreement, the provisions of this Agreement shall control. 15. ENTIRE AGREEMENT. No promises of any kind have been made by Senior Creditor or any third party to induce Junior Creditor to execute this Agreement. No course of dealing, course of performance or trade usage, and no parole evidence of any nature, shall be used to supplement or modify any terms of this Agreement.

         IN WITNESS WHEREOF the parties hereto have caused this Agreement to be duly executed and delivered by their respective officers thereunto duly authorized as of the date first above written.


Subordinating Creditor:
                          Moe Gelber, individually


Debtor:                   XCEL Healthcare, Inc.

                          By:
                          Name:
                          Title:


Senior Creditor:          Meridian Commercial Healthcare Finance, LLC

                          By:
                          Name:
                          Title:

                                                                  EXHIBIT 10.8.7


                        HIPAA BUSINESS ASSOCIATE ADDENDUM

         This HIPAA Business Associate Addendum ("Addendum") supplements and is made a part of the Loan and Security Agreement dated as of _______________, 2003 ("Agreement") by and between XCEL HEALTHCARE, INC. ("XCEL" or "Covered Entity") and MERIDIAN COMMERCIAL HEALTHCARE FINANCE, LLC ("Meridian" or "Business Associate"). This Addendum is effective as of April 14, 2003 (the "Addendum Effective Date").

                                    RECITALS

A. Covered Entity wishes to disclose certain information to Business Associate pursuant to the terms of the Agreement, some of which information may constitute Protected Health Information ("PHI") as defined below.

B.                Covered  Entity and Business  Associate  intend to protect the privacy and provide for the security of PHI disclosed to Business Associate pursuant to the Agreement in compliance with the Health Insurance Portability and Accountability Act of 1996, Public Law 104-191 ("HIPAA") and regulations promulgated there under by the U.S. Department of Health and Human Services (the "HIPAA Regulations") and other applicable laws.

C. As part of the HIPAA Regulations, the Privacy Rule (defined below) requires that, prior to the disclosure of PHI on and after the Addendum Effective Date, Covered Entity enter into a contract with Business Associate, containing specific requirements as set forth in, but not limited to, Title 45, Sections 164.502(e) and 164.504(e) of the Code of Federal Regulations ("CFR") and as contained in this Addendum.

         In   consideration  of  the  mutual  premises  and  the  covenants  and agreements contained in this Addendum, the parties agree as follows:

                                    ADDENDUM

1. Definitions.

a. "Business Associate" shall have the meaning given to such term under the Privacy Rule, including, but not limited to, 45 CFR Section 160.103, and shall refer to Meridian.

b. "Covered Entity" shall have the meaning given to such term under the Privacy Rule, including, but not limited to, 45 CFR Section 160.103 and shall refer to XCEL.

c.  "Individual"  shall have the same meaning as the term "individual" in 45 CFR
Section 164.501 and shall include a person who qualifies as a personal representative in accordance with 45 CFR Section 164.502(g).

d. "Designated Record Set" shall have the meaning given to such term under the Privacy Rule, including, but not limited to, 45 CFR Section 164.501.

e.  "Privacy  Rule"  shall  mean  the  Standards  of  Privacy  of   Individually
Identifiable Health Information codified at 45 CFR Parts 160 and 164, Subparts A and E.

f. "Protected Health Information" or "PHI" shall have the meaning given to such term in 45 CFR Section 164.501 including any information, whether oral or recorded in any form or medium: (i) that relates to the past, present or future physical or mental condition of an individual; the provision of health care to an individual; or the past, present or future payment for the provision of health care to an individual; and (ii) that identifies the individual or with respect to which there is a reasonable basis to believe that the information can be used to identify the individual.

g. "Protected Information" shall mean PHI provided by Covered Entity to Business Associate or created or received by Business Associate on Covered Entity's behalf.

h.  "Required by Law" shall have the same  meaning  given to such term in 45 CFR
Section 164.501.

2. Obligations of Business Associate.

a. Permitted Uses. Business Associate shall not use Protected Information except for the purpose of performing Business Associate's obligations under the Agreement and as permitted under the Agreement and Addendum. Further, Business Associate shall not use Protected Information in any manner that would constitute a violation of the Privacy Rule if so used by Covered Entity, except that Business Associate may use Protected Information for Business Associate's proper management and administration or to carry out the legal responsibilities of Business Associate.

b. Permitted Disclosures. Business Associate shall not disclose Protected Information in any manner that would constitute a violation of the Privacy Rule if disclosed by Covered Entity, except that Business Associate may disclose Protected Information (i) for the proper management and administration of Business Associate, (ii) in a manner permitted pursuant to the Agreement and Addendum, or (ii) as Required by Law. To the extent that Business Associate discloses Protected Information to a third party and such disclosure is not Required by Law, Business Associate must obtain, prior to making any such disclosure, (i) reasonable assurances from such third party that such Protected Information will remain confidential as provided pursuant to this Addendum and only disclosed as Required by Law or for the specific purposes for which it was disclosed to such third party, and (ii) agreement from such third party to immediately notify Business Associate of any breach of confidentiality of the Protected Information, to the extent it has obtained knowledge of such breach. Except as otherwise limited in this Addendum, Business Associate may use Protected Information to provide data aggregation services to Covered Entity as permitted under 45 C.F.R. 164.504(e)(2)(i)(B) and to report violations of law to appropriate federal and state authorities, consistent with 45 C.F.R. 164.502(j)(1).

c. Appropriate Safeguards. Business Associate shall implement appropriate safeguards as are necessary to prevent the use or disclosure of Protected Information otherwise than as permitted by this Addendum and the Agreement.

d. Reporting of Improper Use or Disclosure. Business Associate shall report to Covered Entity any use or disclosure of Protected Information other than as provided for by the Agreement and this Addendum within ten (10) business days of Business Associate becoming aware of such use or disclosure.

e. Business Associate's Agents. Business Associate shall ensure that any agents, including subcontractors, to whom it provides Protected Information agree to the same restrictions and conditions that apply through this Addendum to Business Associate with respect to such information.

f. Mitigation. Business associate agrees to mitigate, to the extent practicable, any harmful effect that is known to Business Associate of a use or disclosure of Protected Information by Business Associate in violation of the requirements of this Addendum.

g. Access to Protected Information. Business Associate shall make Protected Information maintained by Business Associate (or its agents or subcontractors on behalf of Business Associate) in Designated Record Sets available to Covered Entity for inspection and copying within ten (10) calendar days of a written request by Covered Entity to enable Covered Entity to fulfill its disclosure obligations under the Privacy Rule, including, but not limited to, 45 CFR
Section 164.524. Copies of the Protected Information in Designated Record Sets requested by Covered Entity will be sent by Business Associate to Covered Entity by mail or overnight courier, at the expense of Covered Entity, within ten (10) calendar days after Business Associate receives Covered Entity's request.

h. Amendment of PHI. Within ten (10) calendar days of receipt of a written request from Covered Entity for an amendment of Protected Information or a record about an individual contained in a Designated Record Set maintained by Business Associate (or its agents or subcontractors on behalf of Business Associate), Business Associate shall make such Protected Information available to Covered Entity for amendment and incorporate any such amendment to enable Covered Entity to fulfill its obligations under the Privacy Rule, including, but not limited to, 45 CFR Section 164.526. If any individual requests an amendment of Protected Information directly from Business Associate or its agents or subcontractors, Business Associate must notify Covered Entity in writing within five (5) business days of the request. All action and decisions on an individual's request for amendment of Protected Information or a record contained in a Designated Record Set, including but not limited to any denial of amendment of Protected Information, maintained by Business Associate (or its agents or subcontractors on behalf of

Business Associate) shall be the responsibility of Covered Entity and not of Business Associate, its agents or subcontractors.

i. Accounting Rights. Within thirty (30) calendar days of written notice by Covered Entity of a request for an accounting of disclosures of Protected Information, Business Associate and its agents or subcontractors shall make available to Covered Entity the information required to provide an accurate and complete accounting of disclosures by Business Associate, its agents and subcontractors which, under 45 C.F.R Section 164.528(a), are subject to disclosure accounting, to enable Covered Entity to fulfill its obligations under the Privacy Rule, including, but not limited to, 45 CFR Section 164.528. Business Associate agrees to implement a process that allows for it to collect, maintain and document an accounting of disclosures for at least six (6) years following the making of any disclosure of Protected Information subject to such an accounting; provided, however, that reportable disclosures made prior to the Addendum Effective Date are not subject to such process. The information to be collected, maintained and documented by Business Associate shall be the information specified, and shall be in the form referenced, in 45 C.F.R. Section 164.528(b). In the event that the request for an accounting is delivered directly to Business Associate or its agents or subcontractors, Business Associate shall, within five (5) business days of its receipt of such a request, forward it to Covered Entity. It shall be Covered Entity's responsibility to prepare and deliver any such accounting requested.

j. Government Access to Records. Unless prohibited by attorney-client privilege and/or other applicable legal privileges, or unless so doing would result in Business Associate violating its contractual and other legal obligations to Covered Entity, Business Associate shall make its internal practices, books and records, including policies and procedures and Protected Information, relating to the use and disclosure of Protected Information available to the Secretary of the U.S. Department of Health and Human Services (the "Secretary") for purposes of determining Covered Entity's compliance with the Privacy Rule. Business Associate shall provide to Covered Entity a copy of any Protected Information that Business Associate provides to the Secretary concurrently with providing such Protected Information to the Secretary. Nothing in this Addendum or the Agreement will be construed to otherwise provide the Secretary or Covered Entity any right of access to Business Associate's financial, employment or other books and records.

k. Minimum Necessary. Business Associate (and its agents or subcontractors) shall only request, use and disclose the minimum amount of Protected Information necessary to accomplish the purpose of the request, use or disclosure.

j. Retention of Protected Information. Notwithstanding Section 5 of this Addendum, Business Associate shall retain all Protected Information throughout the term of the Agreement and shall continue to maintain the information required under Section 2(i) of this Addendum for a period of six (6) years after termination of the Agreement.

3. Obligations of Covered Entity.

          a.  Covered  Entity  shall  be  responsible   for  using   appropriate
safeguards to maintain and ensure the confidentiality, privacy and security of Protected Information transmitted to Business

Associate pursuant to this Addendum and the Agreement in accordance with the standards and requirements of the Privacy Rule until Business Associate receives such Protected Information. In order to protect the integrity, confidentiality and authenticity of Protected Information transmitted and transferred by Covered Entity to Business Associate and by Business Associate to Covered Entity and others in connection with Business Associate's obligations under the Agreement, Covered Entity and Business Associate agree to the procedures and protocols set forth in Attachment A. The parties may change or amend a protocol or procedure set forth in Attachment A to conform with best practices under current and future HIPAA requirements, subject to their respective rights under Section 6.

         b. Covered Entity will notify Business Associate of any limitation(s) in its notice of Covered Entity's privacy practices in accordance with 45 CFR ss. 164.520, to the extent that such limitation may affect Business Associate's use or disclosure of Protected Information under this Addendum or the Agreement.

         c. Covered Entity will notify Business Associate of any restriction to the use or disclosure of Protected Information that Covered Entity has agreed to in accordance with 45 CFR ss. 164.522, to the extent that such restriction may affect Business Associate's use or disclosure of Protected Information under this Addendum or the Agreement.

         d. To be effective against Business Associate, any notice by Covered Entity under this Section 3 will be in writing and received by Business Associate not less than 30 calendar days prior to the date upon which the change or limitations referenced in such notice will be effective as to Business Associate's use and disclosure of Protected Information. Covered Entity's written notice will set forth the limitation's proposed effective date. Business Associate will have no liability or responsibility with respect to any provision of Covered Entity's notice of privacy practices or of any limitation or restriction on uses and disclosures of Protected Health Information agreed to by Covered Entity except as provided in this Section 3.

         e. Business Associate's rights and duties with respect to a change or limitation referenced in a written notice from Covered Entity pursuant to this
Section 3 will be as set forth, and governed by, Section 6 of this Addendum.

         f. Covered Entity will not request Business Associate to use or disclose Protected Information in any manner that would not be permissible under the Privacy Rule if done by Covered Entity, except that Business Associate may use or disclose Protected Health Information as Required by Law, for data aggregation and for management and administrative activities of Business Associate as provided in this Addendum and the Agreement.

4. Covered Entity Representations and Warranties. Covered Entity represents and warrants to Business Associate with respect to itself and with respect to the Protected Information:

         a. Covered Entity has received all necessary or required consents or authorizations under the Privacy Rule and all applicable state law, and has made all necessary or required disclosures to Individuals, for such Protected Information (a) to be disclosed to Business Associate by

Covered Entity and (b) to be used or disclosed by Business Associate in performing and providing the services to Covered Entity and as provided or permitted under this Addendum and the Agreement.

         b. The disclosure of Protected Information to Business Associate under this Addendum and the Agreement, and the uses and disclosures of such Protected Information by Business Associate in performing under the Agreement and this Addendum constitute uses and disclosures of the Protected Information in connection with payment and/or health care operations of Covered Entity and, if Business Associate's uses and disclosures of Protected Information hereunder and under the Agreement were made or done by Covered Entity, such uses and disclosures would not violate the provisions of the Privacy Rule.

         c. Neither the disclosures of Protected Information to Business Associate contemplated by this Addendum or the Agreement, nor Business Associate's uses and disclosures of Protected Information permitted or authorized under this Addendum or the Agreement, violate the Covered Entity's minimum necessary policies and procedures.

         d. For all purposes of this Addendum the persons designated in Attachment B are the designated officials of Covered Entity and Business Associate with respect to all matters arising under the Privacy Rule and this Addendum. The person so designated as acting on behalf of Covered Entity will at all times be the person which Covered Entity has designated as its "privacy official" under and pursuant to the Privacy Rule. A party to this Addendum may, upon written notice to other party, change the name and address for the person
(a) designated as Covered Entity's "privacy official" or (b) designated by Business Associate for purposes of this Section 4(d).

         e. Set forth in Attachment B is the Protected Information, which Covered Entity deems to be part of a Designated Record Set, created or maintained by Business Associate under this Addendum and the Agreement.

         f. Covered Entity agrees and acknowledges that Business Associate will not be deemed in violation of this Addendum, and a use or disclosure by Business Associate of Protected Information will not be considered a violation of the Privacy Rule, if such use or disclosure by Business Associate is made in one or more of the circumstances described in 45 CFR ss. 164.502(j), dealing with whistle blowers and workforce victims of crime.

5.       Term and Termination

         a. The Term of this Addendum shall begin on the Addendum Effective Date and shall terminate when all Protected Information is destroyed or returned to Covered Entity or, if it is not feasible to return or destroy Protected Information, protections are extended to such information in accordance with the termination provisions of this
         Section 5.

         b. Upon Covered Entity's knowledge of a material breach by Business Associate of the provisions of this Addendum, Covered Entity will either:

         (1) Provide an opportunity for Business Associate to cure the breach or end the violation. If Business Associate does not cure the breach or end the violation within the time specified by Covered Entity, which specified time would be reasonable in view of the facts and circumstances of such breach, Business Associate may terminate this Addendum and the Agreement;

         (2) Immediately terminate this Addendum and the Agreement if Business Associate has breached a material term of this Addendum and cure is not possible within a reasonable period of time; or

         (3) If neither termination nor cure is feasible, Covered Entity will report the violation to the Secretary.

         c. Except as provided in this Section 5.c., upon termination of this Addendum for any reason, Business Associate will return or destroy all Protected Information received from Covered Entity, or created or received by Business Associate on behalf of Covered Entity. This provision will apply to Protected Information that is in the possession of subcontractors or agents of Business Associate. Subject to its rights under this Section 5.c., Business Associate will retain no copies  of the  Protected  Information.  In  the  event  that  Business
         Associate determines that returning or destroying the Protected Information is infeasible following termination of this Addendum, Business Associate will furnish Covered Entity written notification of the conditions that make return or destruction infeasible. Upon delivery of such written notice to Covered Entity, Business Associate will extend the protections of this Addendum to such Protected Information and limit further uses and disclosures of such Protected Information to those purposes that make the return or destruction infeasible, for so long as Business Associate maintains such Protected Information.

         d. Notwithstanding any express or implied provision of this Addendum, termination of this Addendum and the Agreement by Covered Entity as permitted under Section 5.c. shall not relieve Covered Entity of its obligations and liabilities to Business Associate under the Agreement. Any such termination of the Agreement by the Covered Entity under this
         Section 5 will be considered an event of default described in Section 13 of the Agreement, and Business Associate shall have the rights and remedies specified in said Section 13.

6. Amendment.

         a. The parties acknowledge that state and federal laws relating to data security and privacy for Protected Information are rapidly evolving and that amendment of this Addendum may be required to provide for procedures to ensure compliance with such developments. Subject to the provisions of this Section 6, the parties specifically agree to take such action as is necessary to implement the standards and requirements of HIPAA, the Privacy Rule and other applicable laws relating to the security or confidentiality of PHI and the Protected Information. The parties understand and agree that Covered Entity must receive satisfactory written assurance from Business Associate that Business Associate
will  adequately   safeguard  all  Protected

Information. Unless otherwise specifically stated, a reference in this Addendum to a section in the Privacy Rule means the section as in effect or as amended.

         b. Subject to the other provisions of this Section 6, Covered Entity and Business Associate agree to take such action as are reasonably necessary to amend this Addendum from time to time as is necessary for Covered Entity to comply with the requirements of the Privacy Rule and HIPAA. Covered Entity will be the party responsible for initially determining whether any actions to amend this Addendum described in this Section 6 are necessary and will provide written notice to Business Associate of the need to so amend this Addendum, including the reasons for the proposed amendment and the form of such amendment, to be provided to Business Associate not less than 45 calendar days prior to the date upon which the proposed amendment is to take effect. Business Associate's obligations and responsibilities with respect to an amendment to this Addendum proposed by Covered Entity pursuant to this Section 6 will be governed by and subject to the provisions of Section 6.c. of this Addendum.

         c. If, in Business Associate's determination, either or both (a) a limitation on its use and disclosure of Protected Information contained in any notice it receives from Covered Entity pursuant to Section 6.b. hereof or (b) an amendment to this Addendum proposed by Covered Entity pursuant to Section 6.b. hereof (such limitation or amendment herein referred to as a "Change") adversely impacts on Business Associate's ability to perform under the Agreement or imposes or creates or imposes a cost or burden on Business Associate not contemplated by Business Associate at the time of Business Associate's execution and delivery of this Addendum, as determined by Business Associate, Business Associate will notify Covered Entity of such adverse impact and/or additional cost or burden in writing not less than 15 calendar days prior to the effective date of the Change, and the modifications or amendments to this Addendum or the Agreement that Business Associate has determined are necessary to ameliorate such adverse impact and/or reduce or eliminate the additional cost or burdens on Business Associate's ability to perform under the Agreement resulting from such Change.

         d. If Covered Entity does not object in writing to the modifications or amendments to this Addendum and the Agreement set forth in a notice from Business Associate pursuant to Section 6.c. prior to the effective date of the Change giving rise to Business Associate's notice, such modifications or amendments to this Addendum and the Agreement, including any increase in amounts payable to Business Associate specified in Business Associate's notice, will conclusively be deemed agreed to by Covered Entity and the Business Associate notice pursuant to Section 6.c. will be deemed incorporated in and a part of this Addendum and the Agreement from and after the effective date of the related Change.

         e. If (a) Business Associate objects to a Change proposed by Covered Entity and does not provide a proposed modification or amendment to Covered Entity pursuant to Section 6.d. or (b) Covered Entity objects in writing to the modification or amendment to this Addendum and the Agreement set forth in a notice from Business Associate pursuant to Section 6.d, prior to the effective date of the Change giving rise to Business Associate's notice, Business Associate will have the right to declare, in writing, a termination of this Addendum and the Agreement as a termination by mutual consent pursuant to the Agreement. Business Associate will thereupon give written notice of such termination to Covered Entity and such termination without cause pursuant to this Section 6.e. will become effective without further act or deed of Covered Entity as provided in the Agreement. The parties shall treat termination of the Agreement as provided in this Section 6 as an event of default under Section 13 of the Agreement.

7. No Third Party Beneficiaries. Nothing express or implied in this Addendum is intended to confer, nor shall anything herein confer, upon any person other than Covered Entity, Business Associate and their respective successors or assigns, any rights, remedies, obligations or liabilities whatsoever.

8. Effect on Agreement. Except as specifically required to implement the purposes of this Addendum, or to the extent inconsistent with this Addendum, all other terms of the Agreement shall remain in force and effect.

9. Notices. Any notice by any Party to the other will be in writing and will be deemed to have been duly given when delivered personally or 3 business days after deposit in the US Mail, postage prepaid to their respective addresses, to the attention of the person specified, in Attachment B to this Addendum.

10. Applicable Law. This Addendum will be deemed to have been made and entered into in and will be interpreted in accordance with the laws of the State of California.

11. Survival. The respective rights and obligations of the Parties under Sections 5 and 6 hereof will survive the termination of this Addendum.

12. Interpretation. Any ambiguity in this Addendum will be resolved to permit Covered Entity to comply with the Privacy Rule; provided, however, that if resolving such ambiguity will be such as to change a term or provision of this Addendum applicable to Business Associate, such change will be deemed a "Change" under this Addendum and subject to the rights of Business Associate under
Section 6 hereof.

13.  Severability.   If  any  part  of  this  Addendum  will  be  held  void  or unenforceable, such part will be treated as severable, leaving valid the remainder of this Addendum notwithstanding the part or parts found void or unenforceable. To the extent that any provision of this Addendum violates the California Confidentiality of Medical Information Act (California Civil Code Sections 56 et seq.,) or any other applicable state law and such provision does not preempt the California Confidentiality of Medical Information Act or any other applicable state law (by virtue of being required by HIPAA or the HIPAA Regulations), such provision shall be deemed severed from this Addendum and the remaining provisions shall remain in full force and effect. Any such severing of a provision from this Addendum as provided in this Section 13 will be considered an amendment of this Addendum subject to Section 6 hereof.

14. Entire Agreement. This Addendum contains the entire agreement of the parties with respect to the subject matter hereof and may not be amended or modified except in writing signed by both parties. All continuing covenants, duties, and obligations contained herein will survive the expiration or termination of this Addendum.

15. Changes in Law. In the event that performances under this Addendum are or become unlawful as a result of any law, court decision, rule regulation, manual provision, or memorandum enacted or promulgated by any federal, state, or administrative body, or financially impossible or imprudent as a result of any such change, the parties will in good faith restructure the Addendum by mutual agreement with Covered Entity and Business Associate, and the parties will thereafter be bound by the changes in the Addendum. If the Addendum cannot be modified in a manner to comply with the change, then this Addendum and the Agreement will terminate in accordance with the provisions of Section 6.


IN WITNESS WHEREOF, the parties hereto have duly executed this Addendum as of the Addendum Effective Date.

COVERED ENTITY              BUSINESS ASSOCIATE

XCEL HEALTHCARE, INC.       MERIDIAN COMMERCIAL HEALTHCARE FINANCE,     LLC

By:                         By:

Print Name:                 Print Name:

Title:                      Title:

Date:                       Date:

                                  ATTACHMENT A


                    PHI TRANSMISSION PROTOCOLS AND PROCEDURES


TRANSMISSIONS BY FAX:

         To Covered Entity:                 818.348.1106


         To Business Associate:     858.200.2051

         Covered Entity and Business Associate represent to the other that (1) the fax number specified for it is connected to a telephone line and is not an internet fax number, (2) PHI transmitted by fax to the other will have a cover sheet referencing that the information being transmitted is confidential, (3) the fax number for it set forth above is for a fax machine that is in a secure location within the business premises of such Party and (4) access to the fax machine and information received on such fax machines is limited or otherwise restricted to persons within such Party's control who are authorized to view PHI.

TRANSMISSIONS BY INTERNET (INCLUDING EMAIL OR EMAIL ATTACHMENTS):

         The Parties agree that any transmission of PHI via an internet connection, email or email attachment instituted by (1) Covered Entity to Business Associate, (2) Business Associate to Covered Entity, (3) Business Associate to a health plan or (4) Business Associate to any other person or entity to which it is permitted or authorized to disclose PHI under the Addendum will be encrypted using encryption protocols (a) set forth below in connection with internet communications and transmissions between Covered Entity and Business Associate and (b) agreed to in writing between Business Associate and a health plan or other person or entity described in (4) above; provided that the encryption protocols applicable to a transmission or communication in this (b) will be at least as stringent and robust as those set forth below governing such transmissions or protocols between Covered Entity and Business Associate.

COMMUNICATIONS VIA U.S. MAIL, COMMERCIAL DELIVERY SERVICES (SUCH AS FEDERAL EXPRESS, AIRBORNE, ETC.), COURIER OR TELEPHONE VOICE COMMUNICATION:

         Communications and transmissions of PHI under this protocol will be permitted without encryption so long as the PHI is in a sealed envelope or package at the time it is delivered to a post office, commercial delivery service or courier. Telephone voice communication (other than through internet telephony devices) are not required to be encrypted.




AUTHENTICATION POLICIES AND PROCEDURE

         Within a reasonable time after the execution of the Agreement and this Addendum, but in no event later than April 13, 2003, Covered Entity will provide Business Associate with a description of the Authentication Policies and Procedure. Pending establishment of the Authentication Policies and Procedure, Business Associate may transmit PHI in the same manner in which Covered Entity transmits PHI to Business Associate and otherwise as provided in this Addendum.

                                  ATTACHMENT B

                          PRIVACY OFFICIAL DESIGNATION


Covered Entity Privacy Official:

         Name:             David Johnson
         Title:            Controller
         Address:          XCEL Healthcare, Inc.
                           6016 Fallbrook Avenue
                           Suite 200
                           Woodland Hills, CA 91367

         Telephone:        818.346.8590
         Fax:              818.348.1106
         Email:            david@hsciences.com


Business Associate Privacy Official:  TO BE PROVIDED BY BUSINESS ASSOCIATE PRIOR
                                      TO APRIL 14, 2003.

         Name:
         Title:
         Address:          Meridian Commercial Healthcare Finance
                           4320 La Jolla Village Drive
                           Suite 250
                           San Diego, CA 92121

         Telephone:
         Fax:
         Email:



                        PROTECTED INFORMATION COMPRISING
                             A DESIGNATED RECORD SET

         Within a reasonable time after the execution of the Agreement and this Addendum, but in no event later than April 13, 2003, Covered Entity will provide Business Associate a description of the Protected Information received by Business Associate from Covered Entity or created or maintained by Business Associate on behalf of Covered Entity and which comprises a part of a Designated Record Set.

                                                                   Exhibit 99.1



                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                             RULES 13A-14 AND 15D-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Annual Report of Health Sciences Group, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Fred E. Tannous, Chief Executive Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

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

(5) I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

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


         April 14, 2003    /S/ FRED E. TANNOUS
                           Fred E. Tannous
                           Chief Executive Officer (Principal Executive Officer)
                           and Principal Financial Officer


                                                                    Exhibit 99.2



                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                             RULES 13A-14 AND 15D-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Annual Report of Health Sciences Group, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Fred E. Tannous, Principal Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

(1)      I have reviewed the Report;
(2) Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;
(3) Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;
(4)      I and the other certifying officers of the Company:
         a. are responsible for establishing and maintaining disclosure controls and procedures for the Company;
         b. have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;
         c. have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and
         d. have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.
(5) I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

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


         April 14, 2003            /S/ FRED E. TANNOUS
                                   Fred E. Tannous
                                   Chief Executive Officer (Principal Executive
                                   Officer) and Principal Financial Officer