Form 10QSB
period 2003-03-31
HEALTH SCIENCES GROUP INC
filed 2003-05-20
CIK 1127696

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
                                   FORM 10-QSB
--------------------------------------------------------------------------------



                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For fiscal quarter ended March 31, 2003

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

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 19, 2003, there were outstanding 11,164,175 shares of the registrant's common stock, $0.001 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None.

================================================================================

                  HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

  Item 1.   Consolidated Financial Statements

            Condensed Consolidated Balance Sheet as of March 31, 2003 (unaudited).... 2

            Condensed Consolidated Statements of Operations for the
                Quarter Ended March 31, 2003 and March 31, 2002 (unaudited).......... 3

            Condensed Consolidated Statements of Cash Flows for the
                Quarter Ended March 31, 2003 and March 31, 2002 (unaudited).......... 4

            Notes to Condensed Consolidated Financial Statements (unaudited)......... 6

  Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations............................................ 13

  Item 3.   Controls and Procedures.................................................. 17


PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings........................................................ 18
  Item 2.   Changes in Securities.................................................... 18
  Item 3.   Defaults upon Senior Securities.......................................... 19
  Item 4.   Submission of Matters to a Vote of Security Holders...................... 19
  Item 5.   Other Information........................................................ 19
  Item 6.   Exhibits and Reports..................................................... 19

  Signatures......................................................................... 20

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                      MARCH 31, 2003 (UNAUDITED)

--------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS:
  Cash                                                                          $154,194
  Accounts receivable, net of contractual allowance and

     allowance for doubtful accounts totaling $351,513                         2,769,937
  Inventory                                                                    3,925,066
  Prepaid expenses                                                                99,075
  Other current assets                                                            21,445
                                                                            ------------

            Total current assets                                               6,969,717


FURNITURE AND EQUIPMENT, net of accumulated depreciation and amortization      1,565,306

SECURITY DEPOSITS HELD                                                           107,766
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED                            350,546
INTANGIBLE ASSETS, net of accumulated amortization                             4,477,667
                                                                            ------------


                                                                             $13,471,002


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable and accrued expenses                                       $3,530,161
  Lines of credit                                                              3,595,716
  Current maturities of notes payable                                            567,762
  Current maturities of obligations under capitalized leases                     177,868
  Convertible debentures payable, net                                             25,479
  Other current liabilities                                                       76,630
  Loans payable, stockholders                                                     21,800
                                                                            ------------

            Total current liabilities                                          7,995,416


NOTES PAYABLE, less current maturities                                           223,159
OBLIGATIONS UNDER CAPITALIZED LEASES, less current maturities                     90,156
OTHER LONG-TERM LIABILITIES                                                      147,733
                                                                            ------------


          Total liabilities                                                    8,456,464
                                                                            ------------

STOCKHOLDERS' EQUITY:
  Preferred stock; $0.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                                    --
  Common stock; $0.001 par value, 50,000,000 shares
    authorized, 10,941,448 shares issued and outstanding                          10,941
  Additional paid-in capital                                                  11,270,137
  Prepaid compensation expense                                                  (160,443)
  Total other comprehensive loss                                                  (3,125)
  Accumulated deficit                                                         (6,102,972)
                                                                            ------------

          Total stockholders' equity                                           5,014,538
                                                                            ------------

                                                                             $13,471,002
                                                                             ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF
                                         OPERATIONS AND OTHER COMPREHENSIVE LOSS
                      FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)

--------------------------------------------------------------------------------




                                       FISCAL QUARTER ENDED     FISCAL QUARTER ENDED
                                          MARCH 31, 2003           MARCH 31, 2002
                                       --------------------     --------------------
SALES, net                                      $4,776,775             $1,194,796

COST OF GOODS SOLD                               4,093,982                873,704
                                               -----------            -----------

GROSS PROFIT                                       682,793                321,092
                                               -----------            -----------

RESEARCH AND DEVELOPMENT                             7,288                 16,650
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES     1,567,749                869,963
                                               -----------            -----------

TOTAL OPERATING EXPENSES                         1,575,037                886,613
                                               -----------            -----------

LOSS FROM OPERATIONS                              (892,244)              (565,521)

OTHER (EXPENSE) INCOME
  Interest expense, net                           (131,115)               (12,847)
  Other miscellaneous expense                      (34,931)                  --
  Settlement                                        10,000
                                               -----------            -----------

LOSS BEFORE INCOME TAXES                        (1,048,290)              (578,368)

PROVISION FOR INCOME TAXES                            --                     --
                                               -----------            -----------

NET LOSS                                        (1,048,290)              (578,368)

OTHER COMPREHENSIVE LOSS -
  unrealized loss on marketable securities             (38)                  (188)
                                               -----------            -----------

TOTAL COMPREHENSIVE LOSS                       $(1,048,328)             $(578,556)
                                               ===========            ===========


NET LOSS PER SHARE - basic and diluted              $(0.11)                $(0.11)
                                               ===========            ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - basic and diluted                9,797,481              5,146,901
                                               ===========            ===========



         The accompanying notes are an integral part of these condensed consolidated financial statements

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)

--------------------------------------------------------------------------------

                                                                          FISCAL QUARTER ENDED       FISCAL QUARTER ENDED
                                                                             MARCH 31, 2003             MARCH 31, 2002
                                                                             --------------             --------------
CASH FLOWS USED FOR OPERATING ACTIVITIES:
  Net loss                                                                    $(1,048,290)               $(578,368)

  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    USED FOR OPERATING ACTIVITIES:
      Depreciation and amortization                                               194,060                   71,304
      Services provided by officers                                                  --
      Issuance of common stock for services rendered                               77,259                  208,790
      Amortization of note payable discount                                        41,196                     --
      Provision for contractual allowance and allowance for doubtful accts         19,954                   10,468
      Common stock issued to officers as compensation                                --                     62,500
      Purchased inventory expensed in current quarter                             420,455                     --
      Issuance of common stock as financing costs                                   3,200                     --
      Stock options issued for services                                            49,712                     --

  CHANGES IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS:
      Accounts receivable                                                         (69,545)                (163,235)
      Inventory                                                                    (2,075)                  (6,273)
      Prepaid expenses                                                            114,084                   (6,569)
      Other current assets                                                        (47,195)                    --

    INCREASE IN LIABILITIES:
      Accounts payable and accrued expenses                                       195,703                  300,792
      Other current liabilities                                                   (78,755)                    --
      Other long-term liabilities                                                  (3,229)                    --
                                                                              -----------              -----------

          Net cash used for operating activities                                 (133,466)                (100,591)
                                                                              -----------              -----------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Purchase of furniture and equipment                                             (23,187)                 (11,317)
  Investment in QBI                                                              (242,292)                    --
                                                                              -----------              -----------

          Net cash used for investing activities                                 (265,479)                 (11,317)
                                                                              -----------              -----------






         The accompanying notes are an integral part of these condensed consolidated financial statements

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                      FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)

--------------------------------------------------------------------------------

                                                                          FISCAL QUARTER ENDED       FISCAL QUARTER ENDED
                                                                             MARCH 31, 2003             MARCH 31, 2002
                                                                             --------------             --------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from notes payable                                                              -                     43,323
  Payments on notes payable                                                          (95,775)                   (17,066)
  Payments on capital lease obligations                                              (59,746)                    (4,452)
  Proceeds from stockholders                                                          20,000                     92,316
  Loan fees                                                                         (189,454)                         -
  Proceeds from lines of credit                                                      285,590                          -
  Proceeds from convertible debentures                                               300,000                          -
  Issuance of common stock                                                           123,500                          -
                                                                            ----------------            ---------------

          Net cash provided by financing activities                                  384,115                    114,121
                                                                            ----------------            ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            (14,830)                     2,213
CASH AND CASH EQUIVALENTS, beginning of period                                       169,024                          -
                                                                            ----------------            ---------------

CASH AND CASH EQUIVALENTS, end of period                                    $        154,194            $         2,213
                                                                            ================            ===============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                             $        227,813            $        12,847
                                                                            ================            ===============
  Taxes paid                                                                $              -            $             -
                                                                            ================            ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Exchange of investment in equity securities for
    common stock                                                            $              -            $       844,977
                                                                            ================            ===============
  Common stock issued for services                                          $        289,408            $       369,500
                                                                            ================            ===============
  Common stock issued for QBI                                               $        891,000            $             -
                                                                            ================            ===============
  Value of warrants issued to convertible debt holders                      $        300,000            $             -
                                                                            ================            ===============
  Value of warrants issued to consultants as loan fees                      $         94,780            $             -
                                                                            ================            ===============
  Stock options issued in exchange for services                             $         29,455            $             -
                                                                            ================            ===============
  Notes payable converted to common stock                                   $         22,000            $             -
                                                                            ================            ===============
  Common stock issued as finance costs                                      $          3,200            $             -
                                                                            ================            ===============




              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

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

         On February 25, 2003, effective January 1, 2003, the Company completed its acquisition of Quality Botanical Ingredients pursuant to an Asset Purchase Agreement for approximately $1.5 million. Quality Botanical Ingredients is a leading manufacturer and contract processor of bulk botanical materials and nutritional ingredients supplied to buyers in various industries including pharmaceutical, nutraceutical, and cosmetics.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION
         These financial statements include the accounts of the Company and its wholly owned subsidiaries, Quality Botanical Ingredients, Inc. ("QBI"), XCEL Healthcare, Inc. ("XCEL") and BioSelect Innovations, Inc. ("BioSelect"). All material inter-company accounts have been eliminated in consolidation.

         BASIS OF PRESENTATION
         The unaudited condensed consolidated financial statements have been prepared by Health Sciences Group, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the quarter ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003. These financial statements and the notes hereto should be read in conjunction with the Company's consolidated audited financial statements and related footnotes for the year ended December 31, 2002 included in the Company's annual report on Form 10-KSB which was filed April 15, 2003.

         GOING CONCERN
         As reflected in the accompanying condensed consolidated financial statements, the Company has losses from operations, negative cash flows from operations and a working capital deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                             MARCH 31, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Management plans to take, or has taken, the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

     o The Company is seeking to raise additional equity funds that will be used to fun any capital shortfalls.

     o Management plans to decrease expenses by using internal resources to perform due diligence and other acquisition related duties on future acquisitions.

         ACCOUNTING POLICIES

     There have been no changes in accounting policies used by the Company during the quarter ended March 31, 2003.

NOTE 3 - BUSINESS ACQUISITION

         On February 25, 2003, effective January 1, 2003, the Company formed a new subsidiary, Quality Botanical Ingredients, Inc., a Delaware corporation that purchased substantially all assets and assumed certain liabilities of Quality Botanical Ingredients, Inc., a New Jersey corporation (now known as AAA Health Products, Inc.) ("AAA") pursuant to an Asset Purchase Agreement (the "Agreement") for 1,200,000 shares of the Company's common stock, which includes 433,333 shares placed in an escrow account through July 25, 2003 and 200,000 shares issued to consultants for services provided to the Company relating to the acquisition. The value of the 1,200,000 shares totaled $972,000 and was determined based on the average closing market price of the Company's common stock over the two-day period before and after the terms of the acquisition were agreed to and announced. Shares placed in escrow totaling 333,333 are subject to set-off of any accounts receivable remaining after 150 days from the closing date. The remaining 100,000 shares are subject to settlement of any indemnity claims. Additional shares, not to exceed 1,250,000, of the Company's common stock will be issued to the seller should the closing price of the Company's common stock not achieve certain levels after 1 year from the closing date. An additional 200,000 shares shall be issued to the seller upon reaching certain levels of gross revenues and gross operating margins as compared to its 2001 financial results. Pursuant to the Agreement, the Company contributed $200,000 to AAA, which was used as payment to AAA's creditors. The Company also contributed $400,000 to AAA, of which, $350,000 was used to pay down AAA's line of credit and the remaining $50,000 was paid as a loan fee.

         In February 2003, the newly formed subsidiary entered into a loan agreement with a financial institution for a maximum line of credit totaling $4 million, pursuant to the purchase agreement. The funds were used to payoff AAA's line of credit with the same institution. Interest is due monthly on the outstanding balance at a rate of 1.5% above the prime rate as published in the Wall Street Journal. The loan agreement expires in February 2004 and is secured by substantially all assets of the newly formed subsidiary. The financial institution will make advances on the loan agreement up to 80% of accounts receivable to a maximum of $4 million and 55% of inventory to a maximum $1.8 million. The borrowings are guaranteed by Health Sciences and personally guaranteed by the shareholders of AAA. The credit line is limited as to use by the new subsidiary.

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

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                             MARCH 31, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 3 - BUSINESS ACQUISITION (CONTINUED)

         In keeping with our focus to be an integrated provider of innovative products and services to the nutraceutical, pharmaceutical, and cosmeceutical industries, the assets and business purchased from QBI allows us to process domestic and imported botanical and nutraceutical raw materials into nutritional supplement components which are sold to manufactures throughout the world. The acquisition has been accounted for as a purchase transaction resulting in the acquired assets and liabilities assumed being recorded at their estimated fair values at the date of acquisition.

NOTE 4 - INTANGIBLE ASSETS

         A summary at March 31, 2003 is as follows:

           Patents                         $3,399,012
           Formulas                           680,000
           Agreements not-to-compete          390,000
           Loan fees                          303,095
           Website development                 77,289
                                           ----------
                                            4,849,396
           Less accumulated amortization      371,729
                                           ----------
                                           $4,477,667
                                           ==========
NOTE 5 - SEGMENT INFORMATION

         The Company has three business units that have separate management and reporting infrastructures that offer different products and services. The business units have been aggregated into three reportable segments:
         Corporate, Nutraceutical, Pharmaceutical, and Research and Development. The Corporate group is the holding company and oversees the operations of the other business units. The Corporate group also arranges financing and strategic guidance for the entire organization. The Nutraceutical group processes domestic and imported botanical raw materials into nutritional supplement components, which are sold to manufacturers primarily in the United States. The Pharmaceutical group provides in-home pharmaceutical products, primarily in Southern California. The Research and Development group develops future and present products in the fields of drug delivery, vitamins and minerals, and cosmetic pharmaceuticals.

         The Company has no inter-segment sales for the quarters ended March 31, 2003 and 2002. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items and interest income and expense.

         Summarized financial information concerning the Company's reportable segments is shown in the following table for the quarter ended March 31, 2003 (in thousands):

                                                                                             RESEARCH AND
                                        CORPORATE      NUTRACEUTICAL     PHARMACEUTICAL       DEVELOPMENT        CONSOLIDATED
                                    ---------------  ----------------   ----------------    ---------------   -----------------
         Revenue                    $          -     $     3,360        $    1,417           $        -       $     4,777
         Loss before income taxes   $        556     $       469        $       10           $       13       $     1,048
         Deprec. and amort.         $         21     $        42        $       70           $        -       $       133
         Interest expense, net      $         49     $        66        $       16           $        -       $       131
         Identifiable Assets        $        172     $     7,047        $    2,371           $    3,300       $    12,890

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                             MARCH 31, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 5 - SEGMENT INFORMATION (CONTINUED)

          Summarized financial information concerning the Company's reportable segments is shown in the following table for the quarter ended March 31, 2002 (in thousands):



                                                                                             RESEARCH AND
                                        CORPORATE      NUTRACEUTICAL     PHARMACEUTICAL       DEVELOPMENT     CONSOLIDATED
                                    ----------------- ----------------  ----------------     ------------   ----------------
         Revenue                    $          -     $         -        $    1,195           $        -     $       1,195
         Loss before income taxes   $        461     $         -        $      101           $       16     $         578
         Deprec. and amort.         $          3     $         -        $       68           $        -     $          71
         Interest expense, net      $          2     $         -        $       11           $        -     $          13
         Identifiable Assets        $        158     $         -        $    2,235           $    3,300     $       5,693


NOTE 6 - CONVERTIBLE DEBENTURES

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

         The discount attributable to the value of the warrants as calculated using the Black-Scholes pricing model and the value of the equity conversion features exceeded the face value of the convertible notes. As a result, the notes were fully discounted and the discount was recorded as additional paid-in capital. The discount will be amortized using the effective interest rate method over one year resulting in an effective interest rate in excess of 100%.

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

NOTE 7 - STOCKHOLDERS' EQUITY

         SECURITIES PURCHASED

         In March 2003, the Company entered into Securities Purchase Agreements providing for the sale of 224,546 units, comprised of 224,546 shares of the Company's common stock and 224,546 common stock purchase warrants at $0.55 per unit. The shares are restricted pursuant to Rule 144 of the Securities Act of 1933. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.00. The warrants expire three years from the date of grant. Proceeds from the sale of shares and warrants totaled $123,500.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                             MARCH 31, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 7 - STOCKHOLDERS' EQUITY (CONTINUED)

         CONVERSION OF NOTE PAYABLE

         In March 2003, the Company issued 40,000 shares of common stock in exchange for a note payable due an individual totaling $25,200 including interest expense totaling $3,000. The shares are restricted pursuant to Rule 144 of the Securities Act of 1933. The value of the shares was determined based on the fair market value of the Company's common stock at the date of issuance.

         CONSULTING AGREEMENTS

         In January 2003, the Company entered into an agreement with a consultant to provide financial relations services through June 2003. The agreement grants the consultant options to purchase 62,500 shares of the Company's common stock at an exercise price of $0.55 per share. The estimated value of the options total approximately $29,000. Of this amount, approximately $20,000 was expensed through March 31, 2003. Approximately $9,000 is included in prepaid compensation expense as this relates to services to be provided in the near term. The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 2.00%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 167%; and a term of 3 years. The agreement was terminated in May 2003.

         In February 2003, the Company issued 8,761 shares of common stock to a consultant for business development services. The value of the shares totaled approximately $5,300 at the date of issuance and was determined based on the fair market value of the Company's common stock at the date of issuance.

         In March 2003, the Company entered into agreements with a consultant to provide investor relation services through September 11, 2003. The Company issued 90,000 shares of the restricted common stock to the consultant as consideration for the services to be provided. The value of the shares issued totaled approximately $66,000 at the date of issuance and was determined based on the fair market value of the Company's common stock at the date of issuance. This amount is included in prepaid compensation expense as it relates to services to be performed in the near term.

         WARRANTS ISSUED IN CONNECTIONS WITH LINE OF CREDIT

         The Company issued 30,000 stock purchase warrants to a consultant for services relating to a line of credit. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.95. The warrants expire February 2008. The estimated value of the warrants totaled approximately $25,000 at the date of issuance. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 2.75%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 167%; and a term of 5 years.

         OTHER STOCK ISSUANCES

         In January 2003, the Company issued 19,250 shares to two employees as compensation. Of the total amount of shares issued, 6,250 shares are restricted pursuant to Rule 144 of the Securities Act of 1933. The value of the shares totaled approximately $13,000 and was determined based on the fair market value of the Company's common stock at the date of issuance.

         In February 2003, the Company issued 162,201 shares of common stock to a consultant for legal services, of which 153,632 shares are restricted pursuant to Rule 144 of the Securities Act of 1933. The value of the shares totaled approximately $91,000 and was determined based on the fair market value of the Company's common stock at the date of issuance. Of this amount, approximately $56,000 is capitalized as loan costs and the remainder of approximately $35,000 has been expensed.
                                      -10-

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                             MARCH 31, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------





NOTE 7 - STOCKHOLDERS' EQUITY (CONTINUED)

         In January 2003, the Company issued 132,507 shares of common stock to an employee for services to be performed. The value of shares totaled approximately $113,000 and was determined based on the fair market value of the Company's stock at the date of issuance. The value of the shares will be expensed evenly over the year, which resulted in a $29,000 expense for the quarter ended March 31, 2003. The remainder of approximately $84,000 has been included in prepaid compensation expense.

NOTE 8 - STOCK OPTIONS ISSUED TO EMPLOYEES

         Pro forma information regarding the effect on operations as required by SFAS No. 123 and SFAS 148, has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions: risk free interest rate of 3.34%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 167%; and an expected life of the options of 3 years.

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

         For purposes of SFAS No. 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:



                                                                         MARCH 31, 2003                    MARCH 31, 2002
                                                                  ---------------------                --------------------
         Net loss, as reported                                    $          (1,048,290)               $          (578,368)
         Stock compensation calculated under SFAS 123                            (6,663)                          (104,414)
                                                                  ----------------------               --------------------
         Pro forma net loss                                       $          (1,054,953)               $          (682,782)
            Basic and diluted historical loss per share           $               (.11)                $              (.11)
            Pro forma basic and diluted loss per share            $               (.11)                $              (.13)

NOTE 9 - SUBSEQUENT EVENTS

         SECURITIES PURCHASE AGREEMENTS

         In April 2003, the Company entered into Securities Purchase Agreements providing for the sale of 110,000 units, comprised of 110,000 shares of the Company's common stock and 110,000 common stock purchase warrants at $0.90 per unit. The shares are restricted pursuant to Rule 144 of the Securities Act of 1933. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.25. The warrants expire three years from the date of grant. Net proceeds from the sale of shares and warrants totaled $93,600.

         Additionally, the Company issued 4,000 stock purchase warrants to a consultant for services relating to stock purchase agreement. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.33. The warrants expire April 2006. The estimated value of the warrants totaled approximately $4,000 at the date of issuance. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 1.99%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 160%; and a term of 3 years.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                             MARCH 31, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 9 - SUBSEQUENT EVENTS (CONTINUED)

         WARRANTS

         The Company issued 50,000 stock purchase warrants to a consultant for business development and finding acquisition candidates for the Company. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.20. The warrants expire April 2006. The estimated value of the warrants totaled approximately $50,000 at the date of issuance. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 1.99%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 160%; and a term of 3 years.

         LOANS PAYABLE - OFFICER/STOCKHOLDERS

         Two officers/stockholders loaned a total of $35,000 to the Company through April 11, 2003. These loans accrue interest at 8% per annum. These loans were paid off in April 2003.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


         This report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and accompanying notes herein. The financial information presented is for the quarter ended March 31, 2003 and March 31, 2002.

OVERVIEW

         Health Sciences Group, Inc. (the "Company"), a Colorado corporation, is an integrated provider of innovative products and services to the nutraceutical, pharmaceutical, and cosmeceutical industries offering value-added ingredients, bioactive formulations, and proprietary technologies used in nutritional supplements, functional foods and beverages, and skin care products. Through the successful execution of its acquisition, vertical integration and expansion strategy, Health Sciences expects to rapidly create enterprise value by:

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

         Our subsidiaries include Quality Botanical Ingredients ("QBI"), a leading manufacturer and contract processor of bulk botanical materials and nutritional ingredients for the nutraceutical, pharmaceutical and cosmetic industries; XCEL Healthcare, a fully licensed, specialty compounding pharmacy focused on delivering full service pharmacology solutions to customers with chronic ailments that require long-term therapy; and BioSelect Innovations, which develops and sells products based on proprietary technologies in the areas of topical and transdermal drug delivery, cosmeceuticals, and integrative medicine to a global network of customers who manufacture and distribute compounded pharmaceuticals, functional foods, skin care products and cosmetics.

         We plan to leverage the benefits of our public status and the collective knowledge and capital resources of our executive management team, advisory board, and strategic resources to internally expand our current operations while developing the business strategies, operations and management of the companies we acquire. We expect to provide strategic guidance and operational support in areas such as finance, sales, distribution, production and manufacturing in order to maximize earnings potential. We envision creating a collaborative forum where the promotion of opportunities for synergistic business relationships occurs between and among our subsidiary companies.

         Our goal is to become a significant operator in the supply-side sector of the nutritional supplement market by expanding our current operations and acquiring, integrating and operating other profitable, companies operating in the fields of pharmaceuticals, nutraceuticals, and cosmeceuticals.

GROWTH BY INTERNAL EXPANSION

         We expect to increase revenues of our current operations by capitalizing on key customer relationships through new product introductions, developing new customer relationships in our core business, expanding our business-to-business marketing program by increasing existing product lines, marketing through new media outlets and securing new distribution relationships. We also intend to strengthen our financial position by effectively managing our cost structure. We believe we can successfully implement our strategy by continuing to capitalize on our (i) core product development and manufacturing strengths; (ii) ability to develop innovative science-based products; (iii) adherence to stringent quality control and assurance standards; (iv) utilization of fully integrated manufacturing and distribution; and (v) leadership of our experienced management team.

GROWTH BY SYNERGISTIC ACQUISITIONS

         The consistent growth in the fragmented nutraceutical market creates tremendous market opportunities to acquire companies at favorable prices. Within this market, there exist companies which have significant market potential for their products but lack the strategic guidance, operational support, and capital resources in order to maximize scales of efficiency in production and distribution channels to yield higher margins. These companies offer quality products and/or services and often are well positioned in their respective markets, but lack these elements necessary to catapult them to the next level of growth. The recent economic downturn and reduced accessibility to capital markets, further constraining growth, presents us with an opportunity to make accretive acquisitions.

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2003 COMPARED TO QUARTER ENDED MARCH 31, 2002

         NET SALES. The Company's net sales for the quarters ended March 31, 2003 and 2002 totaled $4,776,775 and $1,194,796, respectively. The increase in sales is due to the acquisition of QBI, which was effective January 1, 2003. QBI's revenues accounted for 70% of total revenues for the quarter ended March31, 2003. Approximately 4% and 17% of the net sales for the quarters ended March 31, 2003 and 2002, respectively, resulted from the sale of compound medications to patients. Due to budget restrictions and other factors, the insurance payor has reduced its reimbursement on certain type of compound medications by as much as 60%. As a result, we have increased our contractual allowance estimate to reflect a more realistic amount of collection. Additionally, the pharmaceutical group is looking at other patient groups to which the group can service effectively while still maintaining its target gross profit. The pharmaceutical group expects to increase its California patient base by approximately 100 within the next six months through network relationships with a major healthcare organization and transplant centers. The research and development group is currently developing cosmetic products that utilize botanical ingredients and herbs to form specialized cosmetic bases for a current customer of the Company.

         COST OF GOODS SOLD Cost of goods sold for the quarters ended March 31, 2003 and 2002 totaled $4,093,982 and $873,704, or 85.7% and 73.1% of net sales, respectively. This resulted in gross profits totaling $682,793 and $321,092, or 14.3% and 26.9% of net sales for the quarters ended March 31, 2003 and 2002, respectively. Included in the cost of goods sold for the quarter ended March 31, 2003 is approximately $421,000 of non-recurring expense due to the high basis of inventory on-hand at QBI, which was stepped up at the date of acquisition of QBI, causing an increase in the cost of goods sold as a percentage of net sales. Without this one-time charge, the cost of goods sold would have been $3,672,982 or 76.9%, which would have resulted in gross profits of $1,103,793 or 23.0% of net sales. Management expects to reduce costs of goods sold as a percentage of sales through increased purchasing power and operational efficiencies.

         OPERATING AND INTEREST EXPENSES. Total consolidated operating expenses for the quarters ended March 31, 2003 and 2002 totaled $1,575,037 or 33.0% of net sales, and $886,613, or 74.2% of net sales, respectively. Operating expenses include selling expenses, which consist primarily of commissions paid to an outside salesperson totaling approximately $87,370 for the quarter ended March 31, 2003. The Company had no selling costs for the quarter ended March 31, 2002. Our operating expenses primarily include the following:



                                                                QUARTERS ENDED MARCH 31
                                                        2003                                2002
                                            --------------------------          -------------------------
         OPERATING EXPENSE                  $        AMOUNT    % SALES          $    AMOUNT       % SALES
         -----------------                  --------------------------          -------------------------
         Salary expenses                    $       639,936      13.4%          $    337,808        28.3%
         Professional fees                  $       222,185       4.7%          $     74,718         6.3%
         Depreciation and amortization      $       194,060       4.1%          $     71,304         6.0%
         Consulting expenses                $       106,253       2.2%          $    209,617        17.5%
         Commission expense                 $        87,370       1.8%          $          -            -
         Payroll taxes                      $        66,789       1.4%          $     30,717         2.6%

         Consulting expenses include fees paid to consultants for investor relations services including providing financial communication programs, increasing general market awareness, educating retail brokers and institutional networks, assisting management with the development of strategic approaches to accessing the equity and debt markets, and identifying and reviewing potential acquisition candidates. Consulting expenses also include fees paid to consultants relating to the business development of the overall enterprise and its subsidiary companies, QBI, XCEL and BioSelect. These services include developing corporate strategies, planning for the Company's anticipated commercialization of new products, formulating and evaluating potential corporate options, and expanding subsidiary company operations through an integrated process of analysis. Approximately $87,000 and $170,000 of these costs were paid by the issuance of our common stock for the quarters ended March 31, 2003 and 2002, respectively, and therefore, did not effect cash flows Additionally, approximately $31,000 of the expense in 2003 is non-recurring.

         We expect to continue to increase market awareness, continue to develop our strategic approaches, perform due diligence on acquisition candidates and acquire them accordingly. However, we plan to use internal resources as much as possible, which is expected to reduce our operating expenses.

         Salary expenses include amounts paid to officers, pharmacists and all other employees. We expect salary expense to decrease as a percentage of sales as additional companies are added and operational efficiencies are achieved.

         Professional fees include accounting and legal services performed. Depreciation and amortization increased as a result of the depreciation and amortization of assets established with the purchase of QBI. Interest expense includes interest on lines of credit and notes payable as well as the amortization of discounts on notes payable and debentures totaling approximately $44,000. The amortization is a non-cash financing charge.

         NET LOSS. Net loss for the quarters ended March 31, 2003 and 2002 totaled ($1,048,290) or (21.9%) of net sales, and ($578,368) or (12.1%) of net sales, respectively. Net loss per share of common stock was ($0.11) for each of the quarters ended March 31, 2003 and 2002. Net loss for the quarters ended March 31, 2003 and 2002 for subsidiary company operations totaled ($492,552) and ($117,265) or (10.3%) and (9.8%) of net sales, respectively. Without the non-recurring charge to cost of goods sold of $421,000, consolidated net loss would have been ($627,290) or ($0.04) per share for the quarter ended March 31, 2003. The net loss for the quarter ended March 31, 2003 for subsidiary company opera-tions would have been ($71,552). There can be no assurance that we will ever achieve profitability or that a stream of revenue can be generated and sustained in the future.

         Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the quarters ended March 31, 2003 and 2002 on a consolidated basis totaled ($1,312,061) and ($644,325), respectively. EBITDA for the quarter ended March 31, 2003 on a consolidated basis without the non-recurring charge to cost of goods sold would have been ($891,061) or (18.7%) of net sales. EBITDA for subsidiary company operations totaled ($273,945) and ($38,112) or (5.7%) and (3.2%) of net sales, respectively. EBITDA for subsidiary company operations without the non-recurring charge to cost of goods sold would have been $147,055 or 3.1% of net sales for the quarter ended March 31, 2003.

CAPITAL RESOURCES AND LIQUIDITY

         ASSETS. Our current assets totaled $6,969,717 and $783,277 at March 31, 2003 and 2002, respectively. Total assets were $13,471,002 and $5,692,576 at March 31, 2003 and 2002, respectively. The increase in current and total assets is primarily due to assets established with the purchase of QBI. At March 31, 2003, assets consisted primarily of inventory of $3,925,066, patents totaling $3,300,000, net accounts receivable totaling $2,769,937, net furniture and equipment totaling $1,565,306, net formula costs totaling $619,556, excess of cost over fair value of net assets acquired resulting from the purchase of XCEL and BioSelect totaling $350,546, net agreements no-to-compete totaling $216,667, and cash on hand of $154,194. At March 31, 2002, assets consisted primarily of patents totaling $3,300,000, net formulas totaling $664,889, net accounts receivable totaling $522,680, net agreements not-to-compete totaling $346,667 and excess of cost over fair value of net assets acquired totaling $350,546.

         LIABILITIES AND WORKING CAPITAL. Our current liabilities totaled $7,995,416 and $1,262,520 at March 31, 2003 and 2002, respectively. This resulted in working capital deficit totaling ($1,025,699) at March 31, 2003 and a working capital deficit of ($479,243) at March 31, 2002. Total liabilities were $8,456,464 and $1,707,300 at March 31, 2003 and 2002, respectively. The increase in liabilities is primarily due to the assumption of liabilities incurred with the purchase of QBI. At March 31, 2003 and 2002, liabilities consisted primarily of accounts payable and accrued expenses totaling $2,949,161 and $1,032,219, respectively. Lines of credit totaled $3,595,716 and $73,000 at March 31, 2003 and 2002, respectively. Notes payable totaled $790,921 and $454,653 at March 31, 2003 and 2002, respectively.

CASH REQUIREMENTS AND ADDITIONAL FUNDING

         We generated financial growth primarily through cash flows provided by financing activities. Cash flows provided by financing activities totaled $384,115 and $114,121 for the quarters ended March 31, 2003 and 2002, respectively. The funds received for the quarter ended March 31, 2003 were primarily derived from the sale of convertible debentures sold in February 2003. For the quarter ended March 31, 2003, we used cash flows from operations totaling $133,466 as compared to the quarter ended March 31, 2002 in which we used $100,591 of cash flows from operating activities. Cash flows used for investing activities increased to $265,479 for the quarter ended March 31, 2003 from $11,317 for the quarter ended March 31, 2002. Approximately $242,000 of the amount for the quarter ended March 31, 2003 was paid to consultants who provided services relating to the assets purchased and liabilities assumed from QBI.

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

SUBSEQUENT EVENTS

SECURITIES PURCHASE AGREEMENTS

         In April 2003, we entered into Securities Purchase Agreements providing for the sale of 110,000 units, comprised of 110,000 shares of our common stock and 110,000 common stock purchase warrants at $0.90 per unit. The shares are restricted pursuant to Rule 144 of the Securities Act of 1933. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.25. The warrants expire three years from the date of grant. Proceeds from the sale of shares and warrants through April 8, 2003 totaled $99,000.

         Additionally, we issued 4,000 stock purchase warrants to a consultant for services relating to stock purchase agreement. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.33. The warrants expire April 2006. The estimated value of the warrants totaled approximately $4,000 at the date of issuance. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 1.99%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 160%; and a term of 3 years.

WARRANTS

         We issued 50,000 stock purchases warrants to a consultant for business development and finding acquisition candidates for the Company. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.20. The warrants expire April 2006. The estimated value of the warrants totaled approximately $50,000 at the date of issuance. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 1.99%; dividend yield of 0%; volatility factor of the expected market price of our Company's common stock of 160%; and a term of 3 years.

LOANS PAYABLE - OFFICER/STOCKHOLDERS

         Two officers/stockholders loaned a total of $35,000 to the Company through April 15, 2003. These loans accrue interest at 8% per annum. These loans were paid off in April 2003.


ITEM 3.  CONTROLS AND PROCEDURES

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

                                OTHER INFORMATION


PART II.        Other Information

Item 1.         Legal Proceedings

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

Item 2.         Changes in Securities

               (1) In January 2003, the Company issued 6,250 shares of its common stock to an employee for services provided. The shares were valued at approximately $5,000.

               (2) In February 2003, the Company issued 1,000,000 shares of its common stock in exchange for assets purchased and liabilities assumed from Quality Botanical Ingredients, Inc. (now known as AAA Health Products, Inc.) valued at approximately $810,000.

               (3) In February 2003, the Company issued 200,000 of its common stock to consultants who provided services relating to the purchase of the assets and liabilities assumed from AAA Health Products, Inc. valued at approximately $162,000.

               (4) In February 2003, the Company issued 153,632 shares of its common stock to a consultant for legal services. The shares were valued at approximately $84,000.

               (5) In March 2003, the Company issued 224,546 units, comprised of 224,546 shares of its common stock and 224,546 common stock purchase warrants, at $0.55 per unit. The units were issued pursuant to Security Purchase Agreements for cash totaling $123,500.

               (6) In March 2003, the Company issues 40,000 shares of its common stock in exchange for a note payable and accrued interest totaling $25,200.

               (7) In March 2003, the Company issued 90,000 shares of its common stock to a consultant to provide investor relation services valued at approximately $66,000.

               (8) In April 2003, the Company issued 110,000 units, comprised of 100,000 shares of its common stock and 100,000 common stock purchase warrants, at $0.90 per unit. The units were issued pursuant to Security Purchase Agreements for net proceeds totaling $93,600.

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the issuer has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized this 20th day of May 2003.


                                HEALTH SCIENCES GROUP, INC.

                       By:         /S/ FRED E. TANNOUS
                                --------------------------------------------
                                Fred E. Tannous
                                Chief Executive Officer,
                                Principal Financial Officer and Co-Chairman

                                /S/ DAVID JOHNSON
                                --------------------------------------------
                                David Johnson
                                Controller