Form 10KSB/A
period 2002-12-31
HEALTH SCIENCES GROUP INC
filed 2003-06-10
CIK 1127696

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                             FORM 10-KSB/A

                            Amendment No. 1

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



                             Table of Contents



PART III

Item 13.  Exhibits, List and Reports on Form 8-K.................... 2

SIGNATURES.......................................................... 6
CERTIFICATIONS...................................................... 7
EXHIBITS............................................................ 9



Item 13. Exhibits, List and Reports on Form 8-K

         (a) Exhibits

             The exhibits required to be filed are incorporated herein by reference to the Exhibit Index below.


         (b) Reports on Form 8-K during the Company's fourth fiscal quarter

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



                           Exhibit Index


     Exhibit
     No.         Description of Exhibit
     2.1(10)     Asset Purchase Agreement between QBI Delaware,
                 the Company, QBI New Jersey, Corrola and Schortz dated
                 November 30, 2002
     2.2(10)     First Amendment to the Asset Purchase Agreement
                 dated December 30, 2002
     2.3(10)     Second Amendment to the Asset Purchase Agreement
                 dated January 31, 2003
     2.4(10)     Third Amendment to the Asset Purchase Agreement
                 dated February 20, 2003
     3.1(1)      Articles of Incorporation
     3.2(1)      By-laws
     3.3(1)      Amendment  to  the  Articles  of  Incorporation   of
                 iGoHealthy.com
     4.1(1)      Specimen of Common Stock Certificate
     4.2(1)      Form of Stock Subscription Agreement
     4.2(2)      Form of Stock Subscription Agreement
     4.3(1)      Form of Private Placement Subscription Agreement
     4.3.1(1)    Private  Placement Subscription Agreement  signature
                 page for Harbinder Singh Branch
     4.3.2(1)    Private  Placement Subscription Agreement  signature
                 page for Kenneth Arthur Butterfield
     4.3.3(1)    Private  Placement Subscription Agreement  signature
                 page for Patrick Moriarity
     4.3.4(1)    Private  Placement Subscription Agreement  signature
                 page for Patrick Moriarity, Jr.
     4.3.5(1)    Private Placement Subscription Agreement signature
                 page for Eilish Levene
     5.1(1)      Opinion Letter issued by Vanderkam & Sanders
     5.1(2)      Opinion Letter issued by Vanderkam & Sanders
     5.1(3)      Opinion and consent of Vanderkam & Sanders re: the
                 legality of the shares being registered
     10.1(1)     Contract  for  Services  Agreement  between  Stephen
                 Davis and iGoHealthy.com, Inc.
     10.1(5)     Stock Purchase Agreement by and between
                 International Pharmaceutical Group, LLC and
                 iGoHealthy.com, Inc. dated as of September 7, 2001
     10.1(10)    Continuing Unconditional Corporate Guaranty of
                 the Company dated February 25, 2003.
     10.2(1)     Domain Name Sale and Assignment Agreement  between
                 HealthyUSA, Inc. and iGoHealthy.com, Inc.
     10.3(1)     Promissory   Note  between  HealthyUSA,   Inc.   and
                 iGoHealthy.com, Inc.
     10.4(1)     Web  Site Development and Services Agreement between
                 Fluidesign and iGoHealthy.com, Inc.
     10.6(11)    Settlement Agreement and Mutual General Release between
                 Founding Advisors, Inc. and Health Sciences group, Inc.
                 dated February 27, 2003
     10.7.1(11)  Securities Purchase Agreement by and between
                 Health Sciences Group, Inc. and Brivis Investments, Ltd.
                 and Stranco Investments, Ltd. dated February 22, 2003
     10.7.2(11)  Convertible Debenture Agreement issued to Brivis
                 Investment, Ltd.
     10.7.3(11)  Convertible Debenture Agreement issued to
                 Stranco Investment, Ltd.
     10.7.4(11)  Stock Purchase Warrant issued to Brivis
                 Investment, Ltd.
     10.7.5(11)  Stock Purchase Warrant issued to Stranco
                 Investment, Ltd.
     10.7.6(11)  Stock Purchase Warrant issued to FCIM
                 Corporation
     10.7.7(11)  Stock Purchase Warrant issued to George Matin
     10.7.8(11)  Registration Rights Agreement
     10.7.9(11)  Security Agreement made by and between Health
                 Sciences Group, Inc., XCEL Healthcare, Inc., BioSelect
                 Innovations, Inc. and Brivis Investments, Ltd., Stranco
                 Investments, Ltd.
     10.7.10(11) Pledge and Security Agreement by and Between
                 Fred E. Tannous, Bill Glaser and Brivis Investments,
                 Ltd., Stanco Investments, Ltd.
     10.7.11(11) Escrow Agreement Between Health Sciences Group,
                 Inc. and Brivis Investments, Ltd. and Stranco
                 Investments, Ltd.
     10.8.1(11)  Loan and Security Agreement between XCEL
                 Healthcare, Inc. and Meridian Commercial Healthcare
                 Finance, LLC.
     10.8.2(11)  Indemnification Agreement by Fred E. Tannous
     10.8.3(11)  Indemnification Agreement by Bill Glaser
     10.8.4(11)  Corporate Guaranty made by Health Sciences
                 Group, Inc. in favor of Meridian Commercial Healthcare
                 Finance, LLC.
     10.8.5(11)  Subordination Agreement among XCEL Healthcare,
                 Inc., Mac Rosenstein and Meridian Commercial Healthcare
                 Finance, LLC.
     10.8.6(11)  Subordination Agreement among XCEL Healthcare,
                 Inc., Moe Gelber and Meridian Commercial Healthcare
                 Finance, LLC.
     10.8.7(11)  HIPAA Business Associate Addendum by and between
                 XCEL Healthcare, Inc. and Meridian Commercial Healthcare
                 Finance, LLC.
     16.1(6)     Letter from Singer Lewak Greenbaum and
                 Goldstein, LLP, dated October 31, 2001, to the
                 Securities and Exchange Commission
     16.1(8)     Recession Agreement between Health Sciences  Group
                 and International Pharmaceutical Group, LLC, dated April
                 6, 2002
     16.2(8)     Letter  of Resignation from the Board of Directors
                 of  Health Sciences Group, Inc. by Harbinder Singh Branch
                 dated April 6, 2002
     21.1        XCEL Healthcare, Inc., a California corporation
     21.2        BioSelect Innovations, Inc., a Nevada corporation
     21.3        Quality Botanical Ingredients, Inc., a Delaware corporation
     23.1(1)     Consent  of Singer Lewak Greenbaum & Goldstein  LLP,
                 Certified Public Accountants
     23.1(2)     Consent  of Singer Lewak Greenbaum & Goldstein  LLP,
                 Certified Public Accountants
     23.1(3)     Consent of Singer Lewak Greenbaum & Goldstein, LLP
     23.1(9)     Consent  of  Stonefield Josephson,  Inc.,  Certified
                 Public Accountants
     23.2(1)     Consent of Counsel (See Exhibit 5.1)
     23.2(2)     Consent of Counsel (See Exhibit 5.1)
     23.2(3)     Consent of Vanderkam & Sanders  (included in Exhibit 5.1)
     99.1(3)     2001 Employee Stock Option Plan for iGoHealthy.com, Inc.
     99.1(4)     Amendment and Restatement of the 2001 Employee Stock
                 Option Plan for iGoHealthy.com, Inc.
     99.1(5)     Press release dated October 24, 2001
     99.1(10)    Press Release dated February 26, 2003.
     99.1(7)     Stock Purchase and Share Exchange Agreement by
                 and among Health Sciences Group, Inc., Fred E. Tannous
                 and Bill Glaser on one hand and XCEL Healthcare, Inc.,
                 BioSelect Innovations, Inc. and respective shareholders
                 dated December 14, 2001.
     99.1*       Certification of the Chief Executive Officer pursuant to
                 18  U.S.C. Section 1350, as adopted pursuant to  Section
                 906 of the Sarbanes-Oxley Act of 2002.
     99.2(7)     Employment Agreement by and between XCEL
                 Healthcare, Inc. and Daniel I. Gelber, dated December
                 14, 2001.
     99.2*       Certification   of   the  Principal  Financial   Officer
                 pursuant  to 18 U.S.C. Section 1350, as adopted pursuant
                 to Section 906 of the Sarbanes-Oxley Act of 2002.
     99.3(7)     Employment Agreement by and between XCEL
                 Healthcare, Inc. and Ron A. Gustilo, dated December 14, 2001
     99.4(7)     Employment Agreement by and between XCEL
                 Healthcare, Inc. and Richard L. Kleinberger, dated
                 December 14, 2001.
     99.5(7)     Confidentiality and Non-Competition Agreement by
                 and between XCEL Healthcare, Inc. and Daniel I. Gelber,
                 dated December 14, 2001.
     99.6(7)     Confidentiality and Non-Competition Agreement by
                 and between XCEL Healthcare, Inc. and Ron A. Gustilo,
                 dated December 14, 2001.
     99.7(7)     Confidentiality and Non-Competition Agreement by
                 and between XCEL Healthcare, Inc. and Richard L.
                 Kleinberger, dated December 14, 2001.
     99.8(7)     Escrow Agreement by and among Health Sciences
                 Group, Inc., XCEL Healthcare, Inc., BioSelect
                 Innovations, Inc., the respective shareholders, and
                 Pollet & Richardson, dated December 14, 2001.
     99.9(7)     Press release dated December 17, 2001.

   -----------------------
   (1) Filed as an exhibit to our registration statement on Form SB-2 filed on December 11, 2000 (File No. 333-51628) and herein incorporated by reference.
   (2) Filed as an exhibit to our registration statement on Form SB-2 filed on January 22, 2001 (File No. 333-51628) and herein incorporated by reference.
   (3) Filed as an exhibit to our registration statement filed on Form S-8 filed on July 16, 2001and herein incorporated by reference.
   (4) Filed as an exhibit to our Post-Effective Amendment No. 1 to Form S-8 Registration Statement filed on December 14, 2001and herein incorporated by reference.
   (5) Filed as an exhibit to our current report on Form 8-K filed on October 24, 2001 and herein incorporated by reference.
   (6) Filed as an exhibit to our current report on Form 8-K filed on November 1, 2001 and herein incorporated by reference.
   (7) Filed as an exhibit to our current report on Form 8-K filed on December 31, 2001 and herein incorporated by reference.
   (8) Filed as an exhibit to our current report on Form 8-K filed on May 13, 2002 and herein incorporated by reference.
   (9) Filed as an exhibit to our Post-Effective Amendment No. 2 to Form S-8 Registration Statement filed on May 24, 2002 and herein incorporated by reference.
   (10) Filed as an exhibit to our current report on Form 8-K filed on March 11, 2003 and herein incorporated by reference.
   (11) Filed as an exhibit to our Annual Report on Form 10-KSB filed on April 16, 2003
     *  Filed herewith.


                               SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the issuer has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized this 10th day of June, 2003.

                                        Health Sciences Group, Inc.


                                   By:  /s/ Fred E. Tannous
                                        ---------------------------
                                        Fred E. Tannous
                                        Chief Executive Officer,
                                        Chief Financial Officer
                                        (Principal Financial
                                        Officer), and Co-chairman


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the issuer in the capacities and on the dates indicated.


June 10, 2003                       By:  /s/ Fred E. Tannous
                                        ---------------------------
                                        Fred E. Tannous
                                        Chief Executive Officer,
                                        Chief Financial Officer
                                        (Principal Financial
                                        Officer), and Co-chairman


June 10, 2003                       By:  /s/ Bill Glaser
                                        ---------------------------
                                        Bill Glaser
                                        President, Secretary,
                                        and Co-chairman


June 10, 2003                       By:  /s/ David Johnson
                                        ---------------------------
                                        David Johnson
                                        Controller




                    HEALTH SCIENCES GROUP, INC.
          SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION


I, Fred E. Tannous, certify that:

   1. I have reviewed this annual report on Form 10-KSB of Health Sciences Group, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


          June 10, 2003             /s/ Fred E. Tannous
                                   ------------------------------
                                   Fred E. Tannous
                                   Chief Executive Officer, Chief
                                   Financial Officer
                                   (Principal Financial Officer),
                                   and Co-chairman



                    HEALTH SCIENCES GROUP, INC.
          SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION


I, Fred E. Tannous, certify that:

   1. I have reviewed this annual report on Form 10-KSB of Health Sciences Group, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         June 10, 2003              /s/ Fred E. Tannous
                                   ------------------------------
                                   Fred E. Tannous
                                   Chief Executive Officer, Chief
                                   Financial Officer
                                   (Principal Financial Officer),
                                   and Co-chairman