Form 10QSB
period 2003-06-30
HEALTH SCIENCES GROUP INC
filed 2003-08-18
CIK 1127696

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                   FORM 10-QSB
                                   ----------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For fiscal quarter ended June 30, 2003

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

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 14, 2003, there were outstanding 1,927,647 shares of the issuer's preferred stock and 11,250,921 of the issuer's common stock, both at a $0.001 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None.

================================================================================

                  HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

          Item 1. Consolidated Financial Statements

                  Condensed Consolidated Balance Sheet as of
                    June 30, 2003 (unaudited) ...............................  2

                  Condensed Consolidated Statements of Operations and
                  Other Comprehensive Loss for the Quarters and Six
                  Months Ended June 30, 2003 and June 30, 2002
                    (unaudited) .............................................  3

                  Condensed Consolidated Statements of Cash Flows for
                  the Six Months Ended June 30, 2003 and June 30, 2002
                  (unaudited) ...............................................  4

                  Notes to Condensed Consolidated Financial Statements
                    (unaudited) .............................................  6

          Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ..................... 16

          Item 3.  Controls and Procedures .................................. 22

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings ........................................ 23
          Item 2.  Changes in Securities .................................... 23
          Item 3.  Defaults upon Senior Securities .......................... 24
          Item 4.  Submission of Matters to a Vote of Security Holders ...... 24
          Item 5.  Other Information ........................................ 24
          Item 6.  Exhibits and Reports ..................................... 24

          Signatures ........................................................ 25

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                       JUNE 30, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                    $    176,476
  Accounts receivable, net of contractual allowance and
     allowance for doubtful accounts totaling $129,156                            2,588,242
  Inventory                                                                       4,071,334
  Prepaid expenses                                                                  143,335
  Other current assets                                                               16,626
                                                                               ------------

            Total current assets                                                  6,996,013

FURNITURE AND EQUIPMENT, net of accumulated depreciation and amortization         1,481,991

SECURITY DEPOSITS HELD                                                              107,766
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED                               350,546
INTANGIBLE ASSETS, net of accumulated amortization                                4,542,547
                                                                               ------------

                                                                               $ 13,478,863

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                        $  4,036,808
  Lines of credit                                                                 3,256,032
  Current maturities of notes payable                                               430,760
  Current maturities of obligations under capitalized leases                        155,209
  Convertible debentures payable, net of unamortized discount of $641,643           158,357
  Other current liabilities                                                          24,020
  Loans payable, stockholders                                                         1,800
                                                                               ------------

            Total current liabilities                                             8,062,986

COMMITMENTS AND CONTINGENCIES (Note 8)

NOTES PAYABLE, less current maturities                                              140,197
OBLIGATIONS UNDER CAPITALIZED LEASES, less current maturities                        61,402
WARRANT LIABILITY                                                                   487,539
OTHER LONG-TERM LIABILITIES                                                         144,566
                                                                               ------------

          Total liabilities                                                       8,896,690
                                                                               ------------

STOCKHOLDERS' EQUITY:
  Preferred stock; $0.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                                         --
  Common stock; $0.001 par value, 50,000,000 shares
    authorized, 11,199,745 shares issued and outstanding                             11,200
  Additional paid-in capital                                                     11,693,054
  Prepaid compensation expense                                                     (252,732)
  Accumulated deficit                                                            (6,869,349)
                                                                               ------------

          Total stockholders' equity                                              4,582,173
                                                                               ------------

                                                                               $ 13,478,863

         The accompanying notes are an integral part of these condensed consolidated financial statements

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF
                                         OPERATIONS AND OTHER COMPREHENSIVE LOSS
        FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)

--------------------------------------------------------------------------------

                                            Fiscal Quarter   Fiscal Quarter    Six Months      Six Months
                                                 Ended            Ended           Ended           Ended
                                             June 30, 2003    June 30, 2002   June 30, 2003   June 30, 2002
                                             -------------    -------------   -------------   -------------
SALES, net                                    $  4,926,617    $  1,408,958    $  9,703,392    $  2,603,754

COST OF GOODS SOLD                               3,876,793       1,028,817       7,970,777       1,902,521
                                              ------------    ------------    ------------    ------------

GROSS PROFIT                                     1,049,824         380,141       1,732,615         701,233
                                              ------------    ------------    ------------    ------------

RESEARCH AND DEVELOPMENT                            12,691          17,900          19,979          34,550
GENERAL AND ADMINISTRATIVE EXPENSES              1,595,885       1,374,512       3,163,635       2,244,475
                                              ------------    ------------    ------------    ------------

TOTAL OPERATING EXPENSES                         1,608,576       1,392,412       3,183,614       2,279,025
                                              ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                              (558,752)     (1,012,271)     (1,450,999)     (1,577,792)

OTHER (EXPENSE) INCOME
  Interest expense, net, including
    amortization of discounts on debentures       (226,385)        (17,228)       (351,967)        (30,075)
  Change in fair value of warrant liability        180,648              --          83,074              --
                                                                                              ------------
  Other expense                                    (69,539)             --        (110,002)             --
  Other income                                       5,224              --          15,224              --
                                              ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAXES                          (668,804)     (1,029,499)     (1,814,670)     (1,607,867)

PROVISION FOR INCOME TAXES                              --              --              --              --
                                              ------------    ------------    ------------    ------------

NET LOSS                                          (668,804)     (1,029,499)     (1,814,670)     (1,607,867)

OTHER COMPREHENSIVE LOSS -
  unrealized loss on marketable securities              --            (542)             --            (730)
                                              ------------    ------------    ------------    ------------

TOTAL COMPREHENSIVE LOSS                      $   (668,804)   $ (1,030,041)   $ (1,814,670)   $ (1,608,597)
                                              ============    ============    ============    ============


NET LOSS PER SHARE - basic and diluted        $      (0.06)   $      (0.19)   $      (0.17)   $      (0.30)
                                              ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - basic and diluted               11,088,697       5,527,359      10,503,874       5,328,249
                                              ============    ============    ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                  Six Months Ended     Six Months Ended
                                                                    June 30, 2003        June 30, 2002
                                                                    -------------        -------------
CASH FLOWS USED FOR OPERATING ACTIVITIES:
  Net loss                                                           $(1,814,670)      $(1,607,867)

  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    USED FOR OPERATING ACTIVITIES:
      Purchased inventory expensed in current period                     546,046                --
      Depreciation and amortization                                      377,835           143,259
      Stock options issued for services rendered                         179,947                --
      Amortization of discounts on notes and debentures payable          174,074                --
      Issuance of common stock for services rendered                     116,142           666,413
      Provision for contractual allowance and allowance
        for doubtful accounts                                             45,726            57,705
      Realized loss on investment in marketable securities                 3,319                --
      Issuance of common stock as financing costs                          3,200                --
      Common stock issued to officers as compensation                         --           125,000
      Change in fair value of warrant liability                          (83,074)               --

  CHANGES IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS:
      Accounts receivable                                                 86,378          (257,654)
      Inventory                                                         (273,934)          (39,435)
      Prepaid expenses                                                    69,630           (57,308)
      Other current assets                                               (42,376)               --

    INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable and accrued expenses                              702,351           723,611
      Other current liabilities                                         (131,365)               --
      Other long-term liabilities                                         (6,396)               --
                                                                     -----------       -----------

          Net cash used for operating activities                         (47,167)         (246,276)
                                                                     -----------       -----------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Purchase of furniture and equipment                                    (36,826)          (17,331)
  Investment in QBI                                                     (242,292)               --
                                                                     -----------       -----------

          Net cash used for investing activities                        (279,118)          (17,331)
                                                                     -----------       -----------

         The accompanying notes are an integral part of these condensed consolidated financial statements

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                          Six Months Ended   Six Months Ended
                                                                            June 30, 2003      June 30, 2002
                                                                            -------------      -------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from convertible debentures                                           800,000                --
  Proceeds from the issuance of common stock                                     282,300           268,750
  Payments on lines of credit                                                    (54,094)               --
  Payments on capital lease obligations                                         (111,159)           (9,028)
  Loan fees                                                                     (267,571)               --
  Payments on notes payable                                                     (315,739)          (37,996)
  Proceeds from stockholders                                                          --           227,316
  Proceeds from notes payable                                                         --            43,629
  Decrease in bank overdraft                                                          --          (113,516)
                                                                             -----------       -----------

          Net cash provided by financing activities                              333,737           379,155
                                                                             -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          7,452           115,548
CASH AND CASH EQUIVALENTS, beginning of period                                   169,024                --
                                                                             -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                                     $   176,476       $   115,548
                                                                             ===========       ===========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                              $   160,296       $    23,569
                                                                             ===========       ===========
  Taxes paid                                                                 $        --       $        --
                                                                             ===========       ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Value of common stock issued for QBI                                       $   891,000       $        --
                                                                             ===========       ===========
  Value of warrants and beneficial conversion
     feature issued to debenture holders                                     $   800,000       $        --
                                                                             ===========       ===========
  Value of common stock issued for services                                  $   296,851       $ 1,648,050
                                                                             ===========       ===========
  Value of warrants issued to consultants as loan fees                       $   167,685       $        --
                                                                             ===========       ===========
  Value of stock options issued in exchange for services                     $   252,340       $   120,300
                                                                             ===========       ===========
  Value of common stock issued per settlement agreement                      $    31,757       $        --
                                                                             ===========       ===========
  Notes payable converted to common stock                                    $    22,000       $        --
                                                                             ===========       ===========
  Value of common stock issued as finance costs                              $     3,200       $        --
                                                                             ===========       ===========
  Exchange of investment in equity securities for
    common stock                                                             $        --       $   844,977
                                                                             ===========       ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                              JUNE 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION

         Health Sciences Group, Inc. (the "Company") was incorporated in the state of Colorado on June 13, 1996 as Centurion Properties Development Corporation. The Company remained dormant until October 16, 2000 when its name was changed to iGoHealthy.com, Inc. On September 10, 2001, the Company changed its name to Health Sciences Group, Inc. Health Sciences Group, Inc. is an innovative healthcare company focused on building a vertically integrated network of profitable life sciences companies operating in the value-added tiers of the nutraceutical and pharmaceutical product supply chain.

         Effective December 14, 2001, the Company acquired 100% of the outstanding stock of XCEL Healthcare, Inc., a California corporation and the outstanding shares of BioSelect Innovations, Inc., a Nevada corporation for approximately $4.4 million.

         On February 25, 2003, effective January 1, 2003, the Company completed its acquisition of Quality Botanical Ingredients, Inc. pursuant to an Asset Purchase Agreement for approximately $1.5 million. Quality Botanical Ingredients is a leading manufacturer and contract processor of bulk botanical materials and nutritional ingredients supplied to buyers in various industries including pharmaceutical, nutraceutical, and cosmetics.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Quality Botanical Ingredients, Inc. ("QBI"), XCEL Healthcare, Inc. ("XCEL") and BioSelect Innovations, Inc. ("BioSelect"). All material inter-company accounts have been eliminated in consolidation.

         BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements have been prepared by Health Sciences Group, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the quarter and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003. These financial statements and the notes hereto should be read in conjunction with the Company's consolidated audited financial statements and related footnotes for the year ended December 31, 2002 included in the Company's annual report on Form 10-KSB which was filed April 15, 2003.

         GOING CONCERN

         As reflected in the accompanying condensed consolidated financial statements, the Company has losses from operations, negative cash flows from operations and a working capital deficit. However, the Company has raised $1,638,500 from the sale of equity, which it believes to be sufficient to sustain operations for the next twelve months. Additionally, the Company anticipates raising additional equity funds to expand its operations and fund any future capital shortfalls.

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

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                              JUNE 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         GOING CONCERN, CONTINUED

         Management plans to take, or has taken, the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

         o The Company has raised approximately $1,639,000 of equity funds that will be used to fund any capital shortfalls (Note
                  9).

         o Management plans to decrease expenses by using internal resources to perform due diligence and other acquisition related duties on future acquisitions.

         ACCOUNTING POLICIES

         There have been no changes in accounting policies used by the Company during the quarter and six months ended June 30, 2003.

         STOCK OPTIONS ISSUED TO EMPLOYEES

         Pro forma information regarding the effects on operations as required by SFAS No. 123 and SFAS No. 148, has been determined as if the Company had accounted for its employee stock options under the fair value method of those statements. There was no employee stock compensation expense required to be recognized under APB 25 during all periods presented. Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions: risk free interest rate of 2.58%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 160%; and an expected life of the options of 3 years.

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

         For purposes of SFAS No. 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:

                                                          Fiscal Quarter    Fiscal Quarter
                                                               Ended             Ended
                                                           June 30, 2003     June 30, 2002
                                                           -------------     -------------
         Net loss, as reported                             $  (668,804)      $(1,029,499)
         Stock compensation calculated under SFAS 123          (35,837)         (104,414)
                                                           -----------       -----------
         Pro forma net loss                                $  (704,641)      $(1,133,913)
                                                           ===========       ===========

         Basic and diluted historical loss per share       $     (0.06)      $     (0.19)
         Pro forma basic and diluted loss per share        $     (0.06)      $     (0.21)

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                              JUNE 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         STOCK OPTIONS ISSUED TO EMPLOYEES, CONTINUED

                                                           Six Months        Six Months
                                                              Ended             Ended
                                                          June 30, 2003     June 30, 2002
                                                          -------------     -------------
         Net loss, as reported                             $(1,814,670)      $(1,607,867)
         Stock compensation calculated under SFAS 123          (42,500)         (208,828)
                                                           -----------       -----------
         Pro forma net loss                                $(1,857,170)      $(1,816,695)
                                                           ===========       ===========

         Basic and diluted historical loss per share       $     (0.17)      $     (0.30)
         Pro forma basic and diluted loss per share        $     (0.18)      $     (0.34)

         NEW ACCOUNTING PRONOUNCEMENTS

         In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 is effective for guarantees issued or modified on or after January 1, 2003. The Company does not expect the adoption of this pronouncement to have a material impact to the Company's financial position or results of operations.

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

         In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its consolidated financial position, results of operations or stockholders' equity.

         In May 2003,  the FASB  Issued SFAS No.  150,  "Accounting  for Certain
         Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 clarifies the accounting treatment for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its consolidated financial position, results of operations or stockholders' equity.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                              JUNE 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

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

NOTE 4 - INTANGIBLE ASSETS

         A summary at June 30, 2003 is as follows:

                Patents                                   $3,346,468
                Formulas                                     680,000
                Agreements not-to-compete                    390,000
                Loan fees                                    468,296
                Website development                           77,289
                                                          ----------
                                                           4,962,053

                Less accumulated amortization                419,506
                                                          ----------
                                                          $4,542,547
                                                          ==========

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                              JUNE 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 5 - SEGMENT INFORMATION

         The Company has four business units that have separate management and reporting infrastructures that offer different products and services. The business units have been aggregated into four reportable segments:
         Corporate, Nutraceutical, Pharmaceutical, and Research and Development. The Corporate group is the holding company and oversees the operations of the other business units. The Corporate group also arranges financing and strategic guidance for the entire organization. The Nutraceutical group processes domestic and imported botanical raw materials into nutritional supplement components, which are sold to manufacturers primarily in the United States. The Pharmaceutical group provides in-home pharmaceutical products, primarily in Southern California. The Research and Development group develops future and present products in the fields of drug delivery, vitamins and minerals, and cosmetic pharmaceuticals.

         The Company has no intersegment sales for the quarters and six months ended June 30, 2003 and 2002. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items and interest income and expense.

         Summarized financial information concerning the Company's reportable segments is shown in the following table for the quarter ended June 30, 2003 (in thousands):

                                                                                             Research and
                                        Corporate      Nutraceutical     Pharmaceutical       Development        Consolidated
                                        ---------      -------------     --------------       -----------        ------------
         Sales, net                 $         --      $       3,553      $      1,374        $        --      $     4,927
         Loss before income taxes   $        472      $          99      $         78        $        20      $       669
         Deprec. and amort.         $         42      $          63      $         79        $        --      $       184
         Interest expense, net      $        148      $          63      $         15        $        --      $       226
         Identifiable Assets        $        320      $       7,534      $      2,325        $      3,300     $    13,479

         Summarized financial information concerning the Company's reportable segments is shown in the following table for the quarter ended June 30, 2002 (in thousands):

                                                                                             Research and
                                        Corporate      Nutraceutical     Pharmaceutical       Development        Consolidated
                                        ---------      -------------     --------------       -----------        ------------
         Sales, net                 $         --      $         --       $      1,409        $        --      $     1,409
         (Loss)/Income before
           income taxes             $     (1,011)     $         --       $         24        $       (42)     $   (1,029)
         Deprec. and amort.         $          3      $          -       $         69        $        --      $        72
         Interest expense, net      $          7      $         --       $         10        $        --      $        17
         Identifiable Assets        $        246      $         --       $      2,389        $     3,300      $     5,935

         Summarized financial information concerning the Company's reportable segments is shown in the following table for the six months ended June 30, 2003 (in thousands):

                                                                                             Research and
                                        Corporate      Nutraceutical     Pharmaceutical       Development        Consolidated
                                        ---------      -------------     --------------       -----------        ------------
         Sales, net                 $         --      $       6,913      $      2,790        $         --     $     9,703
         Loss before income taxes   $      1,125      $         568      $         89        $         33     $     1,815
         Deprec. and amort.         $         63      $         166      $        149        $         --     $       378
         Interest expense, net      $        197      $         129      $         26        $         --     $       352

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                              JUNE 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 5 - SEGMENT INFORMATION, CONTINUED

         Summarized financial information concerning the Company's reportable segments is shown in the following table for the six months ended June 30, 2002 (in thousands):

                                                                                             Research and
                                        Corporate      Nutraceutical     Pharmaceutical       Development        Consolidated
                                        ---------      -------------     --------------       -----------        ------------
         Sales, net                 $         --      $         --      $       2,604        $        --     $      2,604
         Loss before income taxes   $      1,473      $         --      $          76        $        58     $      1,607
         Deprec. and amort.         $          6      $         --      $         137        $        --     $        143
         Interest expense, net      $          9      $         --      $          21        $        --     $         30

NOTE 6 - CONVERTIBLE DEBENTURES

         12% CONVERTIBLE DEBENTURE, PRINCIPAL AMOUNT $300,000

         In February 2003, the Company sold $300,000 of convertible debentures pursuant to a Securities Purchase Agreement. Additionally, the Company issued 571,428 of common stock purchase warrants to the debenture holders. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.60. The warrants expire in February 2008. The debentures accrue interest at 12% per annum. The unpaid principal and accrued interest is due on February 24, 2004. The notes are collateralized by a second position in substantially all assets of the Company and shares owned by the officers and major shareholders of the Company. Commencing July 24, 2003, the debentures can be converted at $0.525 per share. The proceeds were allocated first to the warrants based on their relative fair value, which totaled approximately $182,000 using Black-Scholes option pricing model. The remainder of approximately $118,000 was allocated to the beneficial conversion feature.

         The discount attributable to the value of the warrants as calculated using the Black-Scholes pricing model and the value of the equity conversion features exceeded the face value of the convertible notes. As a result, the notes were fully discounted and the discount was recorded as additional paid-in capital. The discount will be amortized using the effective interest rate method over one year resulting in an effective interest rate in excess of 100%. Upon conversion of the debt, any unamortized debt issue costs will be charged to expense.

         Additionally, the Company granted 85,712 stock purchase warrants to two consultants for services relating to these convertible debentures sold by the Company. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.60. The warrants expire in February 2008. The estimated value of the warrants totaled approximately $69,000 at the date of issuance and is included in loan fees. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 2.82%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 167%; and a term of 5 years.

         12% CONVERTIBLE DEBENTURE, PRINCIPAL AMOUNT $500,000

         In May 2003, the Company sold $500,000 of convertible debentures pursuant to a Securities Purchase Agreement. Additionally, the Company issued 588,235 of common stock purchase warrants to the debenture holders. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.25. The warrants expire in May 2008. The debentures accrue interest at 12% per annum. The unpaid principal and accrued interest is due on May 21, 2004. The notes are collateralized by substantially all assets of the Company, subject to all prior liens and security interests. Commencing October 18, 2004, the debentures can be converted at the daily volume weighted average price of the Company's common stock for the 5 days prior to the conversion date but not lower than $0.85 per share. The proceeds were allocated first to the warrants based on their relative fair value, which totaled approximately $246,000 using Black-Scholes option pricing model. The remainder of approximately $254,000 was allocated to the beneficial conversion feature.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                              JUNE 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 6 - CONVERTIBLE DEBENTURES, CONTINUED

         The discount attributable to the value of the warrants as calculated using the Black-Scholes pricing model and the value of the equity conversion features exceeded the face value of the convertible notes. As a result, the notes were fully discounted and the discount was recorded as additional paid-in capital. The discount will be amortized using the effective interest rate method over one year resulting in an effective interest rate in excess of 100%. Upon conversion of the debt, any unamortized debt issue costs will be charged to expense.

         Additionally, the Company granted 88,235 stock purchase warrants to a consultant for services relating to these convertible debentures sold by the Company. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.25. The warrants expire in May 2008. The estimated value of the warrants totaled approximately $73,000 at the date of issuance and is included in loan fees. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 2.58%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 160%; and a term of 5 years.

         The warrants issued to all debenture holders and consultants require the Company to settle the contracts by the delivery of registered shares. Therefore, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a
         Company's Own Stock", the relative net value of the warrants has been recorded as a warrant liability on the balance sheet and the change in fair value from the date of issuance to June 30, 2003 has been included in interest income (expense). The change in fair value totaled approximately $180,000 and $(83,074) for the quarter and six months ended June 30, 2003, respectively.

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

         During the second quarter of 2003, the Company entered into Security Purchase Agreements providing for the sale of 194,551 units comprised of 194,551 shares of the Company's common stock and 194,551 common stock purchase warrants at an average price of $1.06 per unit. The shares are restricted pursuant to Rule 144 of the Securities Act of 1933. Each warrant entitles the holder to purchase one share of common stock at an average exercise price of $1.23. The warrants expire three years from the date of grant. Proceeds from the sale of shares and warrants totaled $158,800.

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

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                              JUNE 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 7 - STOCKHOLDERS' EQUITY, CONTINUED

         CONSULTING AGREEMENTS

         In January 2003, the Company entered into an agreement with a consultant to provide financial relations services through July 2003. The agreement grants the consultant options to purchase 125,000 shares of the Company's common stock at an exercise price of $0.55 per share. The options vest equally over a six month period and expire three years from the date of grant. The estimated value of the options totaled approximately $59,000. Of this amount, approximately $49,000 was expensed through June 30, 2003. Approximately $10,000 is included in prepaid compensation expense as this relates to services to be provided in the near term. The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 2.00%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 167%; and a term of 3 years.

         In February 2003, the Company issued 8,761 shares of common stock to a consultant for business development services. The value of the shares totaled approximately $5,300 at the date of issuance and was determined based on the fair market value of the Company's common stock at the date of issuance.

         In March 2003, the Company entered into an agreement with a consultant to provide investor relation services through September 11, 2003. The Company issued 90,000 shares of the restricted common stock to the consultant as consideration for the services to be provided. The value of the shares issued totaled approximately $66,000 at the date of issuance and was determined based on the fair market value of the Company's common stock at the date of issuance. Approximately $33,000 was expensed through June 30, 2003 and the remainder of $33,000 is included in prepaid compensation expense as this relates to services to be provided in the third quarter 2003.

         In May 2003, the Company entered into an agreement with a consultant to provide business development services through May 2004. The Company issued options to purchase 25,000 shares of the Company's common stock at an exercise price of $1.25 per share. The options vested in May 2003 and expire three years from the date of grant. The estimated value of the options total approximately $24,000. Of this amount, approximately $4,000 was expensed through June 30, 2003 and approximately $20,000 is included in prepaid compensation expense as this relates to services to be provided in the near term. The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 1.93%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 160%; and a term of 3 years.

         In May 2003, the Company entered into an agreement with a consulting firm to provide financial advisory and investment banking services through May 2004. Pursuant to the agreement, the Company issued stock purchase warrants to purchase 125,000 shares of the Company's common stock at an exercise price of $0.001 per share. The warrants vested in May 2003 and expire five years from the date of grant. The estimated value of the warrants total approximately $122,000. Of this amount, approximately $15,000 was expensed through June 30, 2003 and approximately $107,000 is included in prepaid compensation expense as this relates to services to be provided in the near term. Further, the Company shall issue, in twelve equal installments, additional stock purchase warrants to purchase 175,200 shares of the Company's common stock at an exercise price of $0.001 per share. Through June 30, 2003, the Company has issued warrants to purchase 14,600 shares of the Company's common stock. The value of the warrants totaled approximately $14,000. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 2.58%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 160%; and a term of 5 years.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                              JUNE 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 7 - STOCKHOLDERS' EQUITY, CONTINUED

         In June 2003, the Company entered into an agreement with a consulting firm to provide business development services through August 2003. Pursuant to the agreement, the Company issued stock purchase warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $1.00 per share. The warrants vest equally over a three month period and expire three years from the date of grant. The estimated value of the warrants total approximately $33,000. Of this amount, approximately $11,000 was expensed through June 30, 2003 and approximately $22,000 is included in prepaid compensation expense as this relates to services to be provided in the 3rd quarter of 2003. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 1.58%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 160%; and a term of 3 years.

         In June 2003, the Company issued 12,041 shares of common stock to two consultants for business development services. The shares are restricted pursuant to Rule 144 of the Securities Act of 1933. The value of the shares totaled approximately $7,000 at the date of issuance and was determined based on the fair market value of the Company's common stock at the date of issuance. Of this amount, approximately $2,000 was expensed through June 30, 2003 and approximately $5,000 is included in prepaid compensation expense as this relates to services to be provided in the 3rd quarter of 2003.

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

         OTHER STOCK ISSUANCES

         In January 2003, the Company issued 19,250 shares of its common stock to two employees as compensation. Of the total amount of shares issued, 6,250 shares are restricted pursuant to Rule 144 of the Securities Act of 1933. The value of the shares totaled approximately $13,000 and was determined based on the fair market value of the Company's common stock at the date of issuance.

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

         In January 2003, the Company issued 132,507 shares of common stock to an employee for services to be performed. The value of shares totaled approximately $113,000 and was determined based on the fair market value of the Company's stock at the date of issuance. The value of the shares will be expensed evenly over the year and resulted in an expense of approximately $57,000 for the six months ended June 30, 2003. The remainder of approximately $56,000 has been included in prepaid compensation expense.

         In June 2003, the Company issued 51,705 shares of its common stock due a former consultant pursuant to a Settlement and Release Agreement entered into in September 2002. No additional shares are due the consultant. The shares are restricted pursuant to Rule 144 of the Securities Act of 1933. The value of the shares totaled approximately $32,000 and was estimated based on the fair market value of Company's common stock at the date of issuance.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                              JUNE 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

NOTE 9 - SUBSEQUENT EVENTS

         PRIVATE PLACEMENT - SERIES A CONVERTIBLE PREFERRED STOCK

         In July 2003, the Company commenced a Private Placement to accredited investors for the sale of a maximum of approximately 1,880,000 units of the Company's Series A Convertible Preferred Stock ("Series A Preferred") and one warrant to purchase one share of common stock at a purchase price of the lower of 1) $0.85; or 2) the average closing bid price during the five trading days immediately prior to a closing date; or 3) the closing bid price the trading day immediately prior to a closing date. The Series A Preferred stock shall convert into shares of the Company's common stock at the purchase price per unit on the earlier of 1) the request of the Holder; 2) three years from the closing date; or 3) if, after two years from the Closing Date, the Company's common stock trades at a closing bid price greater than $4.00 for 20 consecutive days. The Holders of the Series A Preferred stock shall be entitled to receive dividends at 8% per annum payable in cash or, at the Company's sole discretion, in registered shares of the Company's common stock, at the end of each calendar quarter and three years from the date of closing. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $1.10 per share. The warrants expire three years from the date of closing. This Private Placement was fully-subscribed and the Company issued approximately 1,928,000 units, which generated proceeds totaling approximately $1,639,000. Pursuant to the terms of the Private Placement, the Company can sell up to an additional 471,000 units under the over-allotment provision.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                              JUNE 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         This report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and accompanying notes herein. The financial information presented is for the quarters and six months ended June 30, 2003 and June 30, 2002.

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

         o        adhering to the value-added tiers of the supply chain; and

         o        providing   access  to  capital,   management   and  strategic
                  relationships

         Our subsidiaries include Quality Botanical Ingredients, Inc. ("QBI"), a leading manufacturer and contract processor of bulk botanical materials and nutritional ingredients for the nutraceutical, pharmaceutical and cosmetic industries; XCEL Healthcare, Inc. ("XCEL"), a fully licensed, specialty compounding pharmacy focused on delivering full service pharmacology solutions to customers with chronic ailments that require long-term therapy; and BioSelect Innovations, Inc. ("BioSelect"), which develops and sells products based on proprietary technologies in the areas of topical and transdermal drug delivery, cosmeceuticals, and integrative medicine to a global network of customers who manufacture and distribute compounded pharmaceuticals, functional foods, skin care products and cosmetics.

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

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of results of operations and financial condition are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to contractual allowance for accounts receivable, inventories, goodwill, intangible assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following is a brief description of the more significant accounting policies and methods we use.

IMPAIRMENT OF INTANGIBLE LONG-LIVED ASSETS

         Intangible assets such as goodwill, patents and formulas could become impaired and require a write-down if circumstances warrant. Conditions that could cause an asset to become impaired include lower-than-forecasted revenues, changes in our business plans or a significant adverse change in the business climate. The amount of an impairment charge would be based on estimates of an asset's fair value as compared with its book value. In accordance with GAAP, we perform a valuation of our assets to determine if any impairment exists.

CONTRACTUAL ALLOWANCE

         The difference between XCEL's established billing rates and the amount estimated by us as reimbursable from health insurance companies is the contractual allowance. The contractual allowance could vary if there is a change in the health insurance company's established policies relating to covered services or billing rates. In evaluating the contractual allowance, we consider a number of factors, including the age of the accounts, changes in collection patterns and the composition of patient accounts. Actual collections of accounts receivable in subsequent periods may require changes in the estimated contractual allowance. We review and, if warranted, adjust our contractual allowance on a quarterly basis.

SIGNIFICANT ACCOUNTING POLICIES

         For a summary of the Company's significant accounting policies, please refer to Note 2 of the condensed consolidated financial statements.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2003 COMPARED TO QUARTER ENDED JUNE 30, 2002

         NET SALES. The Company's net sales for the quarters ended June 30, 2003 and 2002 totaled $4,926,617 and $1,408,958, respectively. The increase in sales is due to the acquisition of QBI, which was effective January 1, 2003. QBI's revenues accounted for 72% of total revenues for the quarter ended June 30, 2003. The pharmaceutical group is looking at other patient categories to which the group can service effectively while still maintaining its target gross profit. For the quarter ended June 30, 2003, the pharmaceutical group has increased its patient base by approximately 50% as compared with the quarter ended June 30, 2002. The research and development group continues its development of cosmetic products that utilize botanical ingredients and herbs to form specialized cosmetic bases for a current customer of the Company.

         COST OF GOODS SOLD Cost of goods sold for the quarters ended June 30, 2003 and 2002 totaled $3,876,793 and $1,028,817, or 78.7% and 73.0% of net sales, respectively. This resulted in gross profits totaling $1,049,824 and $380,141, or 21.3% and 27.0% of net sales for the quarters ended June 30, 2003 and 2002, respectively. The increase in the percentage of cost of goods sold is primarily due to the increased medication cost and lower reimbursement from insurance payors relating to the Pharmaceutical group. Management hopes to be able to reduce the cost of goods sold as a percentage of sales through increased purchasing power and operational efficiencies.

         OPERATING AND INTEREST EXPENSES. Total consolidated operating expenses for the quarters ended June 30, 2003 and 2002 totaled $1,608,576 or 32.7% of net sales, and $1,392,412, or 98.8% of net sales, respectively. Operating expenses include selling expenses, which consists of salaries to sales people and commissions paid totaling approximately $268,000 and $7,000 for the quarters ended June 30, 2003 and 2002, respectively.

                                                                Quarters Ended June 30
                                            ---------------------------------------------------------
                                                     2003                               2002
                                            -----------------------          ------------------------
         Expense                            $   Amount      % Sales          $   Amount       % Sales
         -------                            -----------------------          ------------------------
         Salary expenses                    $  633,454      12.9%            $  335,769        23.8%
         Professional fees                  $  131,001       2.7%            $  158,824        11.3%
         Depreciation and amortization      $  183,774       3.7%            $   71,955         5.1%
         Consulting expenses                $  160,313       3.3%            $  655,960        46.6%
         Commission expense                 $  113,032       2.3%            $    7,413         0.5%
         Payroll taxes                      $   68,858       1.4%            $   25,553         1.8%

         Consulting expenses include fees paid to consultants for investor relations services including providing financial communication programs, increasing general market awareness, educating retail brokers and institutional networks, assisting management with the development of strategic approaches to accessing the equity and debt markets, and identifying and reviewing potential acquisition candidates. Consulting expenses also include fees paid to consultants relating to the business development of Health Sciences Group and its subsidiary companies, QBI, XCEL and BioSelect. These services include developing corporate strategies, planning for the Company's anticipated commercialization of new products, formulating and evaluating potential corporate options, and expanding subsidiary company operations through an integrated process of analysis. Approximately $110,000 and $432,000 of these costs were paid by the issuance of our common stock, options, or warrants for the quarters ended June 30, 2003 and 2002, respectively, and therefore, did not affect cash flows. Additionally, approximately $32,000 of the expense in 2003 is non-recurring.

         We expect to continue to increase market awareness, continue to develop our strategic approaches, perform due diligence on acquisition candidates and acquire them accordingly. However, we plan to use internal resources as much as possible, which will reduce expenses.

         Salary expenses include amounts paid to officers, pharmacists and all other employees. We expect salary expense to decrease as a percentage of sales as additional companies are added and operational efficiencies are achieved.

         Professional fees include accounting and legal services performed. Depreciation and amortization increased as a result of the depreciation and amortization of assets acquired with the purchase of QBI. Interest expense includes interest on lines of credit, notes payable and the amortization of discounts on debentures payable. Amortization of discounts on debentures represents the interest cost associated with issuing the convertible debentures with warrants and the intrinsic value of the beneficial conversion feature.

         NET LOSS. Net loss for the quarters ended June 30, 2003 and 2002 totaled ($668,804) or (13.6%) of net sales, and ($1,029,499) or (73.1%) of net sales, respectively. Net loss per share of common stock was ($0.06) and ($0.19) for the quarters ended June 30, 2003 and 2002, respectively. Net loss for the quarters ended June 30, 2003 and 2002 for the subsidiary company operations totaled ($196,716) and ($17,849) or (4.0%) and (1.3%) of net sales, respectively. There can be no assurance that we will ever achieve profitability or that a stream of revenue can be generated and sustained in the future.

USE OF EARNINGS OR LOSS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA" OR "LBITDA").

         The use of EBITDA or LBITDA is not a substitute for U.S. GAAP measure of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States of America. The following comparative discussion of the results of operations and financial condition of the Company includes, among other factors, an analysis of changes in the operating income of the Company before interest, taxes, depreciation and amortization in order to eliminate the effect on the operating performance of significant amounts of amortization of intangible assets and interest expense recognized. Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for the businesses of the Company and its subsidiaries, and when used in comparison to debt levels or the coverage of interest expense as a measure of liquidity. However, EBITDA or LBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States of America. Also, EBITDA and LBITDA, as calculated by the Company, may not be comparable to similarly titled measures used by other companies.

         LBITDA for the quarters ended June 30, 2003 and 2002 on a consolidated basis totaled ($258,645) and ($940,316), respectively. Included in the cost of goods sold for the quarter ended June 30, 2003 is approximately $126,000 of non-recurring expense due to the high basis of inventory on-hand, which was stepped up at the date of acquisition of QBI, thereby causing an increase in the cost of goods sold. LBITDA for the quarter ended June 30, 2003 on a consolidated basis without this non-recurring charge to cost of goods sold would have been ($133,054) or (2.7%) of net sales. EBITDA for our subsidiary company operations totaled $22,804 and $61,280 or 0.5% and 4.3% of net sales, respectively. EBITDA for our subsidiary company operations without the non-recurring charge to cost of goods sold would have been $148,395 or 3.0% of net sales for the quarter ended June 30, 2003.

The reconciliation of this non-GAAP financial measure is as follows:

                                         Consolidated Basis             Subsidiary Company Operations
                                   Quarter Ended    Quarter Ended      Quarter Ended     Quarter Ended
                                   June 30, 2003    June 30, 2002      June 30, 2003     June 30, 2002
                                   -------------    -------------      -------------     -------------
Net loss, as reported              $  (668,804)      $(1,029,499)      $  (196,716)      $   (17,849)
Interest expense, net                  226,385            17,228            77,820            10,252
Depreciation and amortization          183,774            71,955           141,700            68,877
                                   -----------       -----------       -----------       -----------

(LBITDA)/EBITDA                       (258,645)         (940,316)           22,804            61,280
Non-recurring charge                   125,591                --           125,591                --
                                   -----------       -----------       -----------       -----------

(LBITDA)/EBITDA without
  non-recurring charge             $  (133,054)      $  (940,316)      $   148,395       $    61,280
                                   ===========       ===========       ===========       ===========

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

         NET SALES. The Company's net sales for the six months ended June 30, 2003 and 2002 totaled $9,703,392 and $2,603,754, respectively. The increase in sales is due to the acquisition of QBI, which was effective January 1, 2003.

QBI's revenues accounted for 71.2% of total revenues for the six months ended June 30, 2003. For the six months ended June 30, 2003, the pharmaceutical group has increased its patient base by approximately 3% as compared with the six months ended June 30, 2002.

         COST OF GOODS SOLD Cost of goods sold for the six months ended June 30, 2003 and 2002 totaled $7,970,777 and $1,902,521, or 82.1% and 73.1% of net sales, respectively. This resulted in gross profits totaling $1,732,615 and $701,233, or 17.9% and 26.9% of net sales for the six months ended June 30, 2003 and 2002, respectively. Included in the cost of goods sold for the six months ended June 30, 2003 is approximately $546,000 of non-recurring expense due to the high basis of inventory on-hand, which was stepped up at the date of acquisition of QBI, thereby causing an increase in the cost of goods sold percentage. Without this charge, the cost of goods sold for the six months ended June 30, 2003 would have been $7,424,731 or 76.5%, which would have resulted in gross profits of $2,278,661 or 23.5% of net sales.

         OPERATING AND INTEREST EXPENSES. Total consolidated operating expenses for the six months ended June 30, 2003 and 2002 totaled $3,183,614 or 32.8% of net sales, and $2,279,025, or 87.5% of net sales, respectively. Operating expenses include selling expenses, which consists of salaries to sales people and commissions paid totaling approximately $483,000 and $29,000 for the six months ended June 30, 2003 and 2002, respectively.

                                                               Six Months Ended June 30
                                                               ------------------------
                                                     2003                             2002
                                            -----------------------          ----------------------
         Expense                            $   Amount      % Sales          $ Amount       % Sales
         -------                            -----------------------          ----------------------
         Salary expenses                    $  1,253,891      12.9%          $ 673,577        25.9%
         Professional fees                  $    353,186       3.6%          $ 233,542         9.0%
         Depreciation and amortization      $    377,835       3.9%          $ 143,259         5.5%
         Consulting expenses                $    283,717       2.9%          $ 865,577        33.2%
         Commission expense                 $    203,761       2.1%          $   7,413         0.3%
         Payroll taxes                      $    135,646       1.4%          $  25,553         1.0%

         Consulting expenses include fees paid to consultants for investor relations services including providing financial communication programs, increasing general market awareness, educating retail brokers and institutional networks, assisting management with the development of strategic approaches to accessing the equity and debt markets, and identifying and reviewing potential acquisition candidates. Consulting expenses also include fees paid to consultants relating to the business development of Health Sciences Group and its subsidiary companies, QBI, XCEL and BioSelect. These services include developing corporate strategies, planning for the Company's anticipated commercialization of new products, formulating and evaluating potential corporate options, and expanding subsidiary company operations through an integrated process of analysis. Approximately $197,000 and $602,000 of these costs were paid by the issuance of our common stock, options or warrants for the six months ended June 30, 2003 and 2002, respectively, and therefore, did not affect cash flows. Additionally, approximately $63,000 of the expense in 2003 is non-recurring.

         Salary expenses include amounts paid to officers, pharmacists and all other employees. We expect salary expense to decrease as a percentage of sales as additional companies are added and operational efficiencies are achieved.

         Professional fees include accounting and legal services performed. Depreciation and amortization increased as a result of the depreciation and amortization of assets established with the purchase of QBI. Interest expense includes interest on lines of credit, notes payable and the amortization of discounts on notes and debentures payable. Amortization of discounts on debentures represents the interest cost associated with issuing the convertible debentures with warrants and the intrinsic value of the beneficial conversion feature.

         NET LOSS. Net loss for the six months ended June 30, 2003 and 2002 totaled ($1,814,670) or (18.7%) of net sales, and ($1,607,867) or (61.8%) of net sales, respectively. Net loss per share of common stock was ($0.17) and ($0.30) for the six months ended June 30, 2003 and 2002, respectively. Net loss for the six months ended June 30, 2003 and 2002 for the subsidiary company operations totaled ($689,270) and ($135,114) or (7.1%) and (5.2%) of net sales, respectively. There can be no assurance that we will ever achieve profitability or that a stream of revenue can be generated and sustained in the future.

         LBITDA for the six months ended June 30, 2003 and 2002 on a consolidated basis totaled ($1,084,868) and ($1,434,533), respectively. Included in the cost of goods sold for the quarter ended June 30, 2003 is approximately $546,000 of non-recurring expense due to the high basis of inventory on-hand, which was stepped up at the date of acquisition of QBI, thereby causing an increase in the cost of goods sold. LBITDA for the six months ended June 30, 2003 on a consolidated basis without this non-recurring charge to cost of goods sold would have been ($538,822) or (5.6%) of net sales. (LBITDA)/EBITDA for our subsidiary company operations totaled ($220,204) and $23,168 or (2.3%) and 0.9% of net sales, respectively. Earnings before interest, taxes, depreciation and amortization for our subsidiary company operations without this non-recurring charge to cost of goods sold would have been $325,842 or 3.6% of net sales for the six months ended June 30, 2003. The reconciliation of this non-GAAP financial measure is as follows:

                                          Consolidated Basis           Subsidiary Company Operations
                                   Six Months        Six Months         Six Months       Six Months
                                      Ended             Ended              Ended            Ended
                                  June 30, 2003     June 30, 2002      June 30, 2003    June 30, 2002
                                  -------------     -------------      -------------    -------------
Net loss, as reported              $(1,814,670)      $(1,607,867)      $  (689,270)      $  (135,114)
Interest expense, net                  351,967            30,075           154,618            21,143
Depreciation and amortization          377,835           143,259           314,448           137,139
                                   -----------       -----------       -----------       -----------

(LBITDA)/EBITDA                     (1,084,868)       (1,434,533)         (220,204)           23,168
Non-recurring charge                   546,046                --           546,046                --
                                   -----------       -----------       -----------       -----------

(LBITDA)/EBITDA without
  non-recurring charge             $  (538,822)      $(1,434,533)      $   325,842       $    23,168
                                   ===========       ===========       ===========       ===========

CAPITAL RESOURCES AND LIQUIDITY

         ASSETS. Our current assets totaled $6,996,013 and $1,091,786 at June 30, 2003 and 2002, respectively. Total assets were $13,478,863 and $5,935,145 at June 30, 2003 and 2002, respectively. The increase in current and total assets is primarily due to assets acquired with the purchase of QBI, which totaled approximately $5,988,000. At June 30, 2003, assets consisted primarily of inventory of $4,071,334, patents totaling $3,344,831, net accounts receivable totaling $2,588,242, net furniture and equipment totaling $1,481,991, net formula costs totaling $608,222, excess of cost over fair value of net assets acquired resulting from the purchase of XCEL and BioSelect totaling $350,546, net agreements not-to-compete totaling $184,167, and cash on hand of $176,476. At June 30, 2002, assets consisted primarily of patents totaling $3,300,000, net formulas totaling $653,155, net accounts receivable totaling $569,862, excess of cost over fair value of net assets totaling $350,546, net agreements not-to-compete costs totaling $314,167, and cash on hand of $115,548.

         LIABILITIES AND WORKING CAPITAL. Our current liabilities totaled $8,062,986 and $2,073,313 at June 30, 2003 and 2002, respectively. This resulted in a working capital deficit totaling ($1,066,973) and ($981,527) at June 30, 2003 and 2002, respectively. Total liabilities were $8,896,690 and $2,118,903 at June 30, 2003 and 2002, respectively. The increase in liabilities is primarily due to the assumption of liabilities effectuated with the purchase of QBI and warrants liability. At June 30, 2003 and 2002, liabilities consisted primarily of accounts payable and accrued expenses totaling $4,036,808 and $1,334,022, respectively. Lines of credit totaled $3,256,032 and $73,000 at June 30, 2003 and 2002, respectively. Notes payable totaled $570,957 and $434,029 at June 30, 2003 and 2002, respectively. Warrants liability totaled $487,539 at June 30, 2003. We had no warrant liability at June 30, 2002.

CASH REQUIREMENTS AND ADDITIONAL FUNDING

         We generated financial growth primarily through cash flows provided by financing activities. Cash flows provided by financing activities totaled $333,737 and $379,155 for the six months ended June 30, 2003 and 2002, respectively. Funds totaling $800,000 were received during the six months ended June 30, 2003 and derived from the sale of convertible debentures in February and May 2003. For the six months ended June 30, 2003, we used cash flows for operations totaling $47,167 as compared to the six months ended June 30, 2002 in which we used $246,276 of cash flows for operating activities. Cash flows used for investing activities increased to $279,118 for the six months ended June 30, 2003 from $17,331 for the six months ended June 30, 2002. Approximately $242,000 of the amount for the six months ended June 30, 2003 was paid to consultants who provided services relating to the assets purchased and liabilities assumed from AAA.

         We have raised $1,638,500 from the sale of equity securities as of August 13, 2003. We believe that cash on hand will be sufficient to meet our anticipated needs for working capital, capital expenditures and business development for the next twelve months. However, in order to expand our operations, we will need to raise additional financing. If we are unable to raise additional funds, we may be forced to curtail or cease operations.

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

         As of June 30, 2003, our principal commitments consisted of agreements with various consultants who will provide with business development, public and financial relations, and raising additional debt or equity financing in exchange for stock of the Company or a portion of proceeds from the sale of stock.

SUBSEQUENT EVENTS

PRIVATE PLACEMENT - SERIES A CONVERTIBLE PREFERRED STOCK

         In July 2003, the Company commenced a Private Placement to accredited investors for the sale of a maximum of approximately 1,880,000 units of the Company's Series A Convertible Preferred Stock ("Series A Preferred") and one warrant to purchase one share of common stock at a purchase price of the lower of 1) $0.85; or 2) the average closing bid price during the five trading days immediately prior to a closing date; or 3) the closing bid price the trading day immediately prior to a closing date. The Series A Preferred stock shall convert into shares of the Company's common stock at the purchase price per unit on the earlier of 1) the request of the Holder; 2) three years from the closing date; or 3) if, after two years from the Closing Date, the Company's common stock trades at a closing bid price greater than $4.00 for 20 consecutive days. The Holders of the Series A Preferred stock shall be entitled to receive dividends at 8% per annum payable in cash or, at the Company's sole discretion, in registered shares of the Company's common stock, at the end of each calendar quarter and three years from the date of closing. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $1.10 per share. The warrants expire three years from the date of closing. This Private Placement was fully-subscribed and the Company issued approximately 1,928,000 units, which generated proceeds totaling approximately $1,639,000. Pursuant to the terms of the Private Placement, the Company can sell up to an additional 471,000 units under the over-allotment provision.

ITEM 3.  CONTROLS AND PROCEDURES

         (a) Under the supervision and with the participation of our management, including our chief executive officer and chief accounting officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within the 90 day period prior to the filing date of this report. Based on this evaluation, our chief executive officer and chief accounting officer concluded that our disclosure controls and procedures were effective as of that date.

         (b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation referenced in paragraph (a) above.

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

                  (3) In February 2003, the Company issued 200,000 shares of its common stock to consultants who provided services relating to the purchase of the assets and liabilities assumed from AAA Health Products, Inc. valued at approximately $162,000.

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

                  (6) In March 2003, the Company issued 40,000 shares of its common stock in exchange for a note payable and accrued interest totaling $25,200.

                  (7) In March 2003, the Company issued 90,000 shares of its common stock to a consultant to provide investor relation services valued at approximately $66,000.

                  (8) In the second quarter of 2003, the Company issued 194,551 units, comprised of 194,551 shares of its common stock and 194,551 common stock purchase warrants, at an average price of $1.06 per unit. The units were issued pursuant to Security Purchase Agreements for net proceeds totaling $158,800. The transactions described above were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

                  (9) In June 2003, the Company issued 12,041 shares of its common stock to two consultants for business development services. The shares were valued at approximately $7,000.

                  (10) In June 2003, the Company issued 51,705 shares of its common stock to a former consultant pursuant to a Settlement and Release Agreement. The shares were valued at approximately $32,000.

Item 3.           Defaults Upon Senior Securities - None.

Item 4.           Submission of Matters to Vote of Security Holders - None.

Item 5.           Other Information - None.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      The following Exhibits are filed herein:

                           31.1 Certification of the Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                           31.2 Certification of the Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                           32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                           32.2 Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (b)      Reports on Form 8-K:

                           The Company filed a Current Report on Form 8-K on May 29, 2003, reporting Items 7 and 9, relating to a press release announcing first quarter earnings.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the issuer has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized this 14th day of August 2003.

                                     HEALTH SCIENCES GROUP, INC.

                                 By:    /s/ Fred E. Tannous
                                     -------------------------------------------
                                     Fred E. Tannous
                                     Chief Executive Officer,
                                     Principal Financial Officer and Co-Chairman