Form 10QSB
period 2003-09-30
HEALTH SCIENCES GROUP INC
filed 2003-11-17
CIK 1127696

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

                   For fiscal quarter ended September 30, 2003

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

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 14, 2003, there were outstanding 2,352,948 shares of the issuer's preferred stock and 12,421,364 of the issuer's common stock, both at a $0.001 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None.

================================================================================

                  HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION
              Item 1.      Consolidated Financial Statements

                           Condensed Consolidated Balance Sheet as of September 30, 2003 (unaudited).........   2

                           Condensed Consolidated Statements of Operations and Other Comprehensive
                                  Loss for the Quarters and Nine Months Ended September 30, 2003 and
                               September 30, 2002 (unaudited)................................................   4

                           Condensed Consolidated Statements of Cash Flows for the Nine Months
                               Ended September 30, 2003 and September 30, 2002 (unaudited)...................   5

                           Notes to Condensed Consolidated Financial Statements (unaudited)..................   7

              Item 2.      Management's Discussion and Analysis of Financial Condition
                               and Results of Operations.....................................................   19

              Item 3.      Controls and Procedures...........................................................   25

PART II.      OTHER INFORMATION

              Item 1.      Legal Proceedings.................................................................   26
              Item 2.      Changes in Securities.............................................................   26
              Item 3.      Defaults upon Senior Securities...................................................   27
              Item 4.      Submission of Matters to a Vote of Security Holders...............................   27
              Item 5.      Other Information.................................................................   27
              Item 6.      Exhibits and Reports..............................................................   27

              Signatures.....................................................................................   28

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                  SEPTEMBER 30, 2003 (UNAUDITED)

--------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                    $ 1,320,624
  Accounts receivable, net of contractual allowance and
     allowance for doubtful accounts totaling $129,780                           2,373,247
  Inventory                                                                      3,767,073

  Prepaid expenses and other current assets                                        125,924
                                                                               -----------

            Total current assets                                                 7,586,868

FURNITURE AND EQUIPMENT, net of accumulated depreciation and amortization        1,389,898

SECURITY DEPOSITS HELD                                                             103,174
LOAN FEES, net of accumulated amortization                                         327,784
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED                              350,546
INTANGIBLE ASSETS, net of accumulated amortization                               4,056,963
                                                                               -----------

                                                                               $13,815,233
                                                                               ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                        $ 3,629,089
  Lines of credit                                                                3,138,172
  Current maturities of notes payable                                              330,114
  Current maturities of obligations under capitalized leases                       162,041
  Convertible debentures payable, net of unamortized discount of $440,000          360,000
  Other current liabilities                                                        211,409
                                                                               -----------

            Total current liabilities                                            7,830,825

COMMITMENTS AND CONTINGENCIES (Note 8)

NOTES PAYABLE, less current maturities                                             123,900
OBLIGATIONS UNDER CAPITALIZED LEASES, less current maturities                       12,418
WARRANT LIABILITY                                                                2,202,747
SERIES A CONVERTIBLE PREFERRED STOCK                                               714,436
OTHER LONG-TERM LIABILITIES                                                         15,104
                                                                               -----------

          Total liabilities                                                     10,899,430
                                                                               -----------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                                                  SEPTEMBER 30, 2003 (UNAUDITED)

--------------------------------------------------------------------------------

                LIABILITIES AND STOCKHOLDERS' EQUITY (CONTINUED)

STOCKHOLDERS' EQUITY:
  Common stock; $0.001 par value, 50,000,000 shares
    Authorized, 11,769,769 shares issued and outstanding                 11,770
  Additional paid-in capital                                         11,342,010
  Cost of treasury shares                                               (57,652)
  Prepaid compensation expense                                         (517,856)
  Accumulated deficit                                                (7,862,469)
                                                                   ------------

          Total stockholders' equity                                  2,915,803
                                                                   ------------

                                                                   $ 13,815,233
                                                                   ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF
                                         OPERATIONS AND OTHER COMPREHENSIVE LOSS
  FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

--------------------------------------------------------------------------------

                                                  Fiscal Quarter        Fiscal Quarter         Nine Months           Nine Months
                                                       Ended                 Ended                Ended                 Ended
                                                September 30, 2003    September 30, 2002   September 30, 2003    September 30, 2002
                                                ------------------    ------------------   ------------------    ------------------
SALES, net                                         $  4,293,373         $  1,566,831         $ 13,996,765         $  4,170,585

COST OF GOODS SOLD                                    3,381,197            1,025,026           11,351,974            2,927,547
                                                   ------------         ------------         ------------         ------------

GROSS PROFIT                                            912,176              541,805            2,644,791            1,243,038
                                                   ------------         ------------         ------------         ------------

RESEARCH AND DEVELOPMENT                                 14,807                6,731               34,786               41,281
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                             1,745,851            1,988,498            4,909,486            4,232,972
                                                   ------------         ------------         ------------         ------------

TOTAL OPERATING EXPENSES                              1,760,658            1,995,229            4,944,272            4,274,253
                                                   ------------         ------------         ------------         ------------

LOSS FROM OPERATIONS                                   (848,482)          (1,453,424)          (2,299,481)          (3,031,215)

OTHER (EXPENSE) INCOME
  Interest expense, net, including
    amortization of discounts on
   debentures                                          (290,509)            (118,721)            (641,476)            (148,796)
  Change in fair value of warrant liability             164,776                   --              247,850                   --
  Other expense                                         (18,906)                  --             (128,908)                  --
  Other income                                               --                   --               14,224                   --
                                                   ------------         ------------         ------------         ------------

LOSS BEFORE INCOME TAXES                               (993,121)          (1,572,145)          (2,807,791)          (3,180,011)

PROVISION FOR INCOME TAXES                                   --                   --                   --                   --
                                                   ------------         ------------         ------------         ------------

NET LOSS                                               (993,121)          (1,572,145)          (2,807,791)          (3,180,011)

PREFERRED DIVIDENDS                                  (1,027,886)                  --           (1,027,886)                  --
                                                   ------------         ------------         ------------         ------------

NET LOSS ATTRIBUTABLE TO COMMON
  SHAREHOLDERS                                       (2,021,007)          (1,572,145)          (3,835,677)          (3,180,011)

OTHER COMPREHENSIVE LOSS -
  unrealized loss on marketable securities                   --                 (693)                  --               (1,423)
                                                   ------------         ------------         ------------         ------------

TOTAL COMPREHENSIVE LOSS                           $ (2,021,007)        $ (1,572,838)        $ (3,835,677)        $ (3,181,434)
                                                   ============         ============         ============         ============

NET LOSS PER SHARE AVAILABLE TO
  COMMON SHAREHOLDERS -
  basic and diluted                                $      (0.18)        $      (0.27)        $      (0.36)        $      (0.56)
                                                   ============         ============         ============         ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - basic and diluted                    11,263,623            5,919,066           10,760,379            5,650,232
                                                   ============         ============         ============         ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

--------------------------------------------------------------------------------

                                                                     Nine Months Ended    Nine Months Ended
                                                                    September 30, 2003    September 30, 2002
                                                                    ------------------    ------------------
CASH FLOWS USED FOR OPERATING ACTIVITIES:
  Net loss                                                             $(2,807,791)          $(3,180,011)

  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    USED FOR OPERATING ACTIVITIES:
      Purchased inventory expensed in current period                       546,046                    --
      Depreciation and amortization                                        628,295               215,362
      Stock options issued for services rendered                           220,958                    --
      Amortization of discounts on notes and debentures payable            375,717                    --
      Amortization of discounts on preferred stock                          38,670                    --
      Issuance of common stock for services rendered                       259,746             1,628,258
      Provision for contractual allowance and allowance
        for doubtful accounts                                               81,063                77,001
      Realized loss on investment in marketable securities                   3,319                    --
      Issuance of common stock as financing costs                            3,200               101,444
      Common stock issued to officers as compensation                           --               145,833
      Change in fair value of warrant liability                           (247,850)                   --

  CHANGES IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS:
      Accounts receivable                                                  266,036              (147,453)
      Inventory                                                             30,326               (43,619)
      Prepaid expenses and other current assets                             61,290                (5,260)
      Decrease in security deposits held                                     4,592                    --

    INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable and accrued expenses                                294,637               981,450
      Other current liabilities                                             35,190                    --
      Other long-term liabilities                                         (135,858)                   --
                                                                       -----------           -----------

          Net cash used for operating activities                          (342,414)             (226,995)
                                                                       -----------           -----------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Purchase of furniture and equipment                                      (37,391)              (21,087)
  Investment in QBI                                                       (242,292)                   --
                                                                       -----------           -----------

          Net cash used for investing activities                          (279,683)              (21,087)
                                                                       -----------           -----------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                Nine Months Ended    Nine Months Ended
                                                                               September 30, 2003    September 30, 2002
                                                                               ------------------    ------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from convertible debentures                                               800,000                    --
  Net proceeds from the issuance of common stock                                     332,300               393,750
  Net proceeds from the issuance of preferred stock                                1,666,914                    --
  Payments on lines of credit                                                       (171,954)                   --
  Payments on capital lease obligations                                             (153,310)              (13,734)
  Loan fees                                                                         (267,571)                   --
  Payments on notes payable                                                         (432,682)             (103,004)
  Proceeds from stockholders                                                              --               318,816
  Proceeds from notes payable                                                             --                43,800
  Decrease in bank overdraft                                                              --              (113,516)

          Net cash provided by financing activities                                1,773,697               526,112

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          1,151,600               278,030
CASH AND CASH EQUIVALENTS, beginning of period                                       169,024                    --

CASH AND CASH EQUIVALENTS, end of period                                         $ 1,320,624           $   278,030



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                                  $   233,899           $    47,352
  Taxes paid                                                                     $        --           $        --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Value of common stock issued for QBI                                           $   891,000           $        --
  Value of warrants and beneficial conversion
     feature issued to debenture holders                                         $   800,000           $        --
  Value of common stock issued for services                                      $   759,007           $ 1,655,550
  Value of warrants issued to consultants as loan fees                           $   167,685           $        --
  Value of stock options issued in exchange for services                         $ 1,186,403           $ 1,106,715
  Value of common stock issued per settlement agreement                          $    31,757           $        --
  Notes payable converted to common stock                                        $    22,000           $        --
  Value of common stock issued as finance costs                                  $     3,200           $   101,444
  Exchange of investment in equity securities for
    common stock                                                                 $        --           $   844,977


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

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

         Basis of Presentation

         The unaudited condensed consolidated financial statements have been prepared by Health Sciences Group, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the quarter and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003. These financial statements and the notes hereto should be read in conjunction with the Company's consolidated audited financial statements and related footnotes for the year ended December 31, 2002 included in the Company's annual report on Form 10-KSB which was filed April 15, 2003.

         Going Concern

         As reflected in the accompanying condensed consolidated financial statements, the Company has losses from operations, negative cash flows from operations and a working capital deficit. However, the Company raised net proceeds totaling $1,999,214 from the sale of equity and $800,000 from the sale of convertible debentures, which it believes to be sufficient to sustain operations in the near term. Additionally, the Company anticipates raising additional equity funds to expand its operations and fund any future capital shortfalls.

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

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Going Concern, Continued

         Management plans to take, or has taken, the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

            o The Company raised net proceeds of approximately $2,792,000 from the sale of equity funds and convertible debentures, which will be used to fund any capital shortfalls.

            o Management plans to decrease expenses by using internal resources to perform due diligence and other acquisition related duties on future acquisitions.

         Accounting Policies

         There have been no changes in accounting policies used by the Company during the quarter and nine months ended September 30, 2003.

         Stock Options Issued to Employees

         Pro forma information regarding the effects on operations as required by SFAS No. 123 and SFAS No. 148, has been determined as if the Company had accounted for its employee stock options under the fair value method of those statements. There was no employee stock compensation expense required to be recognized under APB 25 during all periods presented. Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions: risk free interest rate of 2.85%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 155%; and an expected life of the options of 3 years.

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

         The Company's pro forma information is as follows:

                                                                 Fiscal Quarter        Fiscal Quarter
                                                                      Ended                Ended
                                                               September 30, 2003    September 30, 2002
                                                               ------------------    ------------------
            Net loss, attributable to common shareholders
               as reported                                        $(2,021,007)          $(1,572,145)
            Current period expense                                         --                    --
            Stock compensation calculated under SFAS 123              (24,269)             (104,414)
                                                                  -----------           -----------
            Pro forma net loss attributable to common
               shareholders                                       $(2,045,276)          $(1,676,559)
                                                                  ===========           ===========

            Basic and diluted historical loss per share
              available to common shareholders                    $     (0.18)          $     (0.27)
            Pro forma basic and diluted loss per share
              available to common shareholders                    $     (0.18)          $     (0.28)

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Stock Options Issued to Employees, Continued

                                                                   Nine Months           Nine Months
                                                                      Ended                 Ended
                                                               September 30, 2003    September 30, 2002
                                                               ------------------    ------------------
            Net loss, attributable to common shareholders
               as reported                                        $(3,835,677)          $(3,180,011)
            Current period expense                                         --                    --
            Stock compensation calculated under SFAS 123              (60,106)             (313,242)
                                                                  -----------           -----------
            Pro forma net loss attributable to
               common shareholders                                $(3,895,783)          $(3,493,253)
                                                                  ===========           ===========

            Basic and diluted historical loss per share
              available to common shareholders                    $     (0.36)          $     (0.56)
            Pro forma basic and diluted loss per share
              available to common shareholders                    $     (0.36)          $     (0.62)

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

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

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

NOTE 4 - INTANGIBLE ASSETS

         A summary at September 30, 2003 is as follows:

            Patents                                       $3,300,000
            Formulas                                         680,000
            Agreements not-to-compete                        390,000
            Website development                               77,289
                                                          ----------
                                                           4,447,289
            Less accumulated amortization                    390,326
                                                          ----------
                                                          $4,056,963
                                                          ==========

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 5 - CONVERTIBLE DEBENTURES

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

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 5 - CONVERTIBLE DEBENTURES, CONTINUED

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

         The warrants issued to all debenture holders and consultants require the Company to settle the contracts by the delivery of registered shares. Therefore, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a
         Company's Own Stock", the relative net value of the warrants has been recorded as a warrant liability on the balance sheet and the change in fair value from the date of issuance to September 30, 2003 has been included in other (expense) income. The change in fair value totaled approximately ($82,000) and $1,000 for the quarter and nine months ended September 30, 2003, respectively.

NOTE 6 - STOCKHOLDERS' EQUITY

         Private Placement - Series A Convertible Preferred Stock

         In July 2003, the Company commenced a Private Placement to accredited investors, which closed in September 2003, for the sale 2,352,948 units of the Company's Series A Convertible Preferred Stock ("Series A Preferred") and one warrant to purchase one share of common stock at a purchase price of $0.85. As a result, the Company issued 2,352,948 shares of its 5,000,000 authorized shares of preferred stock, which has a par value of $0.001. The Series A Preferred stock shall convert into shares of the Company's common stock at the purchase price per unit on the earlier of 1) the request of the Holder; 2) three years from the closing date; or 3) if, after two years from the Closing Date, the Company's common stock trades at a closing bid price greater than $4.00 for 20 consecutive days. The Holders of the Series A Preferred stock shall be entitled to receive dividends at 8% per annum payable in cash or, at the Company's sole discretion, in registered shares of the Company's common stock, at the end of each calendar quarter and three years from the date of closing. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $1.10 per share. The warrants expire three years from the date of closing. This Private Placement was fully subscribed and the Company issued approximately 2,352,948 units, which generated net proceeds totaling approximately $1,659,000.

         The proceeds were first allocated to the warrants based on their relative fair value, which totaled approximately $991,000 using Black-Scholes option pricing model. The remainder of approximately $1,009,000 was allocated to the beneficial conversion feature.

         The discount attributable to the value of the warrants as calculated using the Black-Scholes pricing model and the value of the beneficial conversion feature exceeded the purchase price of the shares. As a result, the preferred shares were fully discounted. The shares are convertible at the option of the holder and, pursuant to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversation Features or Contingently Adjustable Conversion Ratios", the discount attributable to the beneficial conversation feature of approximately $1,009,000 was recorded as a dividend at the date of issuance and is included on the face of the statement of operations. The remaining discount, attributable to the warrants, will be amortized using the effective interest rate method over 3 years.

         Further, the preferred shares are convertible into registered share of the Company's common stock. Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", approximately $714,000, the net value of the shares, has been recorded as a long term liability until the Company has obtained an effective registration statement relating to these shares. Upon the completion of the registration statement, the net value of the shares shall be recorded as additional paid-in capital.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 6 - STOCKHOLDERS' EQUITY, CONTINUED

         Private Placement - Series A Convertible Preferred Stock, Continued

         Additionally, the Company granted 941,177 stock purchase warrants to a consultant for services relating to the sale of the preferred stock. Each warrant entitles the holder to purchase one share of common stock at an average exercise price of $1.03. The warrants expire in August 2008. The estimated value of the warrants totaled approximately $889,000 at the date of issuance and is included in additional paid-in capital. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.17%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 155%; and a term of 5 years.

         The warrants issued to all preferred shareholders and consultants require the Company to settle the contracts by the delivery of registered shares. Therefore, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the net value of the warrants has been recorded as a warrant liability on the balance sheet and the change in fair value from the date of issuance to September 30, 2003 has been included in other (expense) income. The change in fair value totaled approximately $247,000 for the quarter and nine months ended September 30, 2003.

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

         In July 2003, the Company entered into Security Purchase Agreements providing for the sale of 58,824 units comprised of 58,824 shares of the Company's common stock and 58,824 common stock purchase warrants at $0.85 per unit. The shares are restricted pursuant to Rule 144 of the Securities Act of 1933. Each warrants entitles the holder to purchase one share of common stock at an exercise price of $1.25. The warrants expire three years from the date of grant. Net proceeds from the sale of shares and warrants totaled $50,000.

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

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 6 - STOCKHOLDERS' EQUITY, CONTINUED

         Agreements

         In January 2003, the Company entered into an agreement with a financial relations firm to provide services through July 2003. The agreement grants the consultant options to purchase 125,000 shares of the Company's common stock at an exercise price of $0.55 per share. The options vest equally over a six month period and expire three years from the date of grant. The estimated value of the options totaled approximately $59,000 and is included in selling, general and administrative expenses. The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 2.00%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 167%; and a term of 3 years.

         In February 2003, the Company issued 8,761 shares of common stock to a business development firm for services. The value of the shares totaled approximately $5,300 at the date of issuance and was determined based on the fair market value of the Company's common stock at the date of issuance.

         In March 2003, the Company entered into an agreement with an investor relations firm to provide services through September 11, 2003. The Company issued 90,000 shares of the restricted common stock to the consultant as consideration for the services to be provided. The value of the shares issued totaled approximately $66,000 at the date of issuance and was determined based on the fair market value of the Company's common stock at the date of issuance. The amount is included in selling, general and administrative expenses.

         In May 2003, the Company entered into an agreement with a business development firm to provide services through May 2004. The Company issued options to purchase 25,000 shares of the Company's common stock at an exercise price of $1.25 per share. The options vested in May 2003 and expire three years from the date of grant. The estimated value of the options total approximately $24,000. Of this amount, approximately $10,000 was expensed through September 30, 2003 and approximately $14,000 is included in prepaid compensation expense as this relates to services to be provided in the near term. The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 1.93%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 160%; and a term of 3 years.

         In May 2003, the Company entered into an agreement with a financial advisory and investment banking firm to provide services through May 2004. Pursuant to the agreement, the Company issued stock purchase warrants to purchase 125,000 shares of the Company's common stock at an exercise price of $0.001 per share. The warrants vested in May 2003 and expire five years from the date of grant. The estimated value of the warrants total approximately $122,000. Of this amount, approximately $46,000 was expensed through September 30, 2003 and approximately $76,000 is included in prepaid compensation expense as this relates to services to be provided in the near term. Further, the Company shall issue, in twelve equal installments, additional stock purchase warrants to purchase 175,200 shares of the Company's common stock at an exercise price of $0.001 per share. Through September 30, 2003, the Company has issued warrants to purchase 43,800 shares of the Company's common stock. The value of the warrants totaled approximately $59,000. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 2.58%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 160%; and a term of 5 years.

         In June 2003, the Company entered into an agreement with a business development firm to provide services through August 2003. Pursuant to the agreement, the Company issued stock purchase warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $1.00 per share. The warrants vest equally over a three month period and expire three years from the date of grant. The estimated value of the warrants total approximately $33,000 and is included in selling, general and administrative expenses. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 1.58%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 160%; and a term of 3 years.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 6 - STOCKHOLDERS' EQUITY, CONTINUED

         In June 2003, the Company issued 12,041 shares of common stock to two business development firms for services. The shares are restricted pursuant to Rule 144 of the Securities Act of 1933. The value of the shares totaled approximately $7,000 at the date of issuance, was determined based on the fair market value of the Company's common stock at the date of issuance and is included in selling, general and administrative expenses.

         In July 2003, the Company issued 10,000 shares of common stock to a business development firm for services. The shares are restricted pursuant to Rule 144 of the Securities Act of 1933. The value of the shares totaled approximately $11,000 at the date of issuance and was determined based on the fair market value of the Company's common stock at the date of issuance.

         In September 2003, the Company issued 501,200 shares of common stock to an attorney and a business development and financing firm for services. The shares are restricted pursuant to Rule 144 of the Securities Act of 1933. The value of the shares totaled approximately $451,000 at the date of issuance and was determined based on the fair market value of the Company's common stock at the date of issuance. Of this amount, approximately $39,000 was expensed through September 30, 2003 and approximately $412,000 is included in prepaid compensation expense as this relates to business development and financing services to be provided through August 2006.

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

         In January 2003, the Company issued 132,507 shares of common stock to an employee for services to be performed. The value of shares totaled approximately $113,000 and was determined based on the fair market value of the Company's stock at the date of issuance. In September 2003, the employee returned 50,000 shares of common stock to the Company. The shares, which were valued at $52,500, are placed in treasury. The treasury shares were valued and recorded pursuant to the guidance in FIN 44. As a result, approximately $45,500 has been expenses through September 30, 2003. The remainder of approximately $15,000 has been included in prepaid compensation expense as they relate to services provided by the employee through December 31, 2003.

         In February 2003, the Company issued 162,201 shares of common stock to an attorney for services, of which 153,632 shares are restricted pursuant to Rule 144 of the Securities Act of 1933. The value of the shares totaled approximately $91,000 and was determined based on the fair market value of the Company's common stock at the date of issuance. Of this amount, approximately $56,000 is capitalized as loan costs and the remainder of approximately $35,000 has been expensed.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 6 - STOCKHOLDERS' EQUITY, CONTINUED

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

NOTE 7 - SEGMENT INFORMATION

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

         The Company has no intersegment sales for the quarters and nine months ended September 30, 2003 and 2002. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items and interest income and expense.

         Summarized financial information concerning the Company's reportable segments is shown in the following table for the quarter ended September 30, 2003 (in thousands):

                                                                                       Research and
                                       Corporate    Nutraceutical     Pharmaceutical    Development   Consolidated
                                       ---------    -------------     --------------    -----------   ------------
         Sales, net                   $       --      $    2,937        $    1,356      $       --     $    4,293
         (Loss)/Income before
            income taxes              $     (817)     $       19        $     (179)     $      (16)    $     (993)
         Deprec. and amort            $       79      $       84        $       91      $       --     $      254
         Interest expense, net        $      257      $       63        $       11      $       --     $      331
         Identifiable Assets          $    1,458      $    7,051        $    2,018      $    3,288     $   13,815

         Summarized financial information concerning the Company's reportable segments is shown in the following table for the quarter ended September 30, 2002 (in thousands):

                                                                                     Research and
                                       Corporate    Nutraceutical   Pharmaceutical    Development    Consolidated
                                       ---------    -------------   --------------    -----------    ------------
         Sales, net                   $       --      $       --      $    1,567       $       --      $    1,567
         (Loss)/Income before
           income taxes               $   (1,669)     $       --      $      105       $       (8)     $   (1,572)
         Deprec. and amort            $        3      $       --      $       69       $       --      $       72
         Interest expense, net        $      108      $       --      $       11       $       --      $      119
         Identifiable Assets          $      338      $       --      $    2,247       $    3,300      $    5,885

NOTE 7 - SEGMENT INFORMATION, CONTINUED

         Summarized financial information concerning the Company's reportable segments is shown in the following table for the nine months ended September 30, 2003 (in thousands):

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                     Research and
                                       Corporate    Nutraceutical   Pharmaceutical    Development    Consolidated
                                       ---------    -------------   --------------    -----------    ------------
         Sales, net                   $       --      $    9,851      $    4,146       $       --      $   13,997
         Loss before income taxes     $    1,943      $      549      $      267       $       49      $    2,808
         Deprec. and amort            $      140      $      249      $      239       $       --      $      628
         Interest expense, net        $      453      $      192      $       37       $       --      $      682

         Summarized financial information concerning the Company's reportable segments is shown in the following table for the nine months ended September 30, 2002 (in thousands):

                                                                                     Research and
                                       Corporate    Nutraceutical   Pharmaceutical    Development    Consolidated
                                       ---------    -------------   --------------    -----------    ------------
         Sales, net                   $       --      $       --      $    4,171       $       --      $    4,171
         (Loss)/Income before
            income taxes              $   (3,142)     $       --      $       28       $      (66)     $   (3,180)
         Deprec. and amort            $        9      $       --      $      206       $       --      $      215
         Interest expense, net        $      118      $       --      $       31       $       --      $      149

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

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 9 - SUBSEQUENT EVENTS

         In October 2003, the Company issued a total of 400,000 shares of common stock to its officers and an employee as payment, in lieu of cash, for bonuses, accrued vehicle lease payments and payout of accrued vacation. The value of shares totaled approximately $404,000 and was determined based on the fair market value of the Company's stock at the date of issuance. The Company also issued 12,000 shares of common stock to a former consultant as payment, in lieu of cash, for accrued and unpaid fees for services rendered. The value of shares totaled approximately $12,120 and was determined based on the fair market value of the Company's stock at the date of issuance.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         This report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and accompanying notes herein. The financial information presented is for the quarters and nine months ended September 30, 2003 and September 30, 2002.

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

RESULTS OF OPERATIONS

Quarter ended September 30, 2003 compared to quarter ended September 30, 2002

         NET SALES. The Company's net sales for the quarters ended September 30, 2003 and 2002 totaled $4,293,373 and $1,566,831, respectively. The increase in sales is due to the acquisition of QBI, which was effective January 1, 2003. QBI's net sales accounted for 68% of total net sales for the quarter ended September 30, 2003. As reimbursement from certain pharmaceutical insurance payors are decreasing and drug costs are increasing, the pharmaceutical group is looking at other patient categories to which the group can service effectively while increasing or maintaining its target gross profit. For the quarter ended September 30, 2003, the pharmaceutical group increased its patient base by approximately 5% as compared with the quarter ended September 30, 2002 and increased its prescriptions by approximately 11%. Sales for the pharmaceutical group decreased by approximately 4% for the quarter ended September 30, 2003. The research and development group continues its development of cosmetic products that utilize botanical ingredients and herbs to form specialized cosmetic bases for a current customer of the Company.

         COST OF GOODS SOLD Cost of goods sold for the quarters ended September 30, 2003 and 2002 totaled $3,381,197 and $1,025,026, or 78.8% and 65.4% of net sales, respectively. This resulted in gross profits totaling $912,176 and $541,805, or 21.2% and 34.6% of net sales for the quarters ended September 30, 2003 and 2002, respectively. The increase in the percentage of cost of goods sold is primarily due to the increased medication cost and lower reimbursement from insurance payors relating to the Pharmaceutical group. Management hopes to be able to reduce the cost of goods sold as a percentage of sales through increased purchasing power and operational efficiencies.

         OPERATING AND INTEREST EXPENSES. Total consolidated operating expenses for the quarters ended September 30, 2003 and 2002 totaled $1,760,658 or 41.0% of net sales, and $1,995,229, or 127.3% of net sales, respectively. Operating expenses include selling expenses, which consists of salaries to sales people and commissions paid totaling approximately $220,000 and $19,000 for the quarters ended September 30, 2003 and 2002, respectively.

                                                             Quarters Ended September 30,
                                            -----------------------------------------------------------
                                                        2003                                2002
                                            --------------------------       --------------------------
         Expense                            $      Amount      % Sales       $    Amount        % Sales
                                            --------------------------       --------------------------
         Salary expenses                    $  607,965           14.2%        $  304,045          19.4%
         Consulting expenses                $  275,485            6.4%        $1,197,344          76.4%
         Depreciation and amortization      $  190,886            4.4%        $   72,102           4.6%
         Professional fees                  $  177,901            4.1%        $  270,177          17.2%
         Commission expense                 $   81,585            1.9%        $   18,526           1.2%
         Payroll taxes                      $   42,713            1.0%        $   24,565           1.6%

         Salary expenses include amounts paid to officers, pharmacists and all other employees. Salary expenses increased from the quarter ended September 30, 2002 as a result of the acquisition of QBI, whose salary expenses totaled 52.6% of the total salary expense for the quarter ended September 30, 2003. We expect salary expense to decrease as a percentage of sales as additional companies are added and operational efficiencies are achieved.

         Consulting expenses include fees paid to consultants for investor relations services including providing financial communication programs, increasing general market awareness, educating retail brokers and institutional networks, assisting management with the development of strategic approaches to accessing the equity and debt markets, and identifying and reviewing potential acquisition candidates. Consulting expenses also include fees paid to consultants relating to the business development of Health Sciences Group and its subsidiary companies, QBI, XCEL and BioSelect. These services include developing corporate strategies, planning for the Company's anticipated commercialization of new products, formulating and evaluating potential corporate options, and expanding subsidiary company operations through an integrated process of analysis. Approximately $200,000 and $1,147,000 of these costs were paid by the issuance of our common stock, options, or warrants for the quarters ended September 30, 2003 and 2002, respectively, and therefore, did not affect cash flows.

         We expect to continue to increase market awareness, continue to develop our strategic approaches, perform due diligence on acquisition candidates and acquire them accordingly. However, we plan to use internal resources as much as possible, which will reduce expenses.

           Depreciation and amortization increased as a result of the depreciation and amortization of assets acquired with the purchase of QBI and the amortization of loan fees associated with the convertible debentures and lines of credit. Professional fees include accounting and legal services performed.

         Interest expense totaled $331,145 and $118,721 for the quarters ended September 30, 2003 and 2002, respectively, and includes interest paid on lines of credit, on notes payable and the amortization of discounts on debentures payable and preferred stock. Amortization of discounts on debentures and preferred stock represents the interest cost associated with issuing the convertible debentures and preferred stock with warrants and the intrinsic value of the beneficial conversion feature, which totaled approximately $281,000 for the quarter ended September 30, 2003. Interest expense for the quarter ended September 30, 2002 includes approximately $93,000 of stock issued as finance costs.

         NET LOSS. Net loss for the quarters ended September 30, 2003 and 2002 totaled ($993,121) or (23.1%) of net sales, and ($1,572,145) or (100.3%) of net sales, respectively. Net loss per share available to common shareholders was ($0.18) and ($0.27) for the quarters ended September 30, 2003 and 2002, respectively. Net (loss) or income for the quarters ended September 30, 2003 and 2002 for the subsidiary company operations totaled ($176,188) and $97,490 or (4.1%) and 6.2% of net sales, respectively. There can be no assurance that we will ever achieve profitability or that a stream of revenue can be generated and sustained in the future.

Use  of  earnings  before   interest,   taxes,   depreciation  and  amortization
("EBITDA").

         The use of EBITDA is not a substitute for U.S. GAAP measure of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States of America. The following comparative discussion of the results of operations and financial condition of the Company includes, among other factors, an analysis of changes in the operating income of the Company before interest, taxes, depreciation and amortization in order to eliminate the effect on the operating performance of significant amounts of amortization of intangible assets and interest expense recognized. Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for the businesses of the Company and its subsidiaries, and when used in comparison to debt levels or the coverage of interest expense as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States of America. Also, EBITDA, as calculated by the Company, may not be comparable to similarly titled measures used by other companies.

         EBITDA for the quarters ended September 30, 2003 and 2002 on a consolidated basis totaled ($449,196) and ($1,381,322) or (10.5%) and (88.2%) of
net sales, respectively. EBITDA for our subsidiary company operations for the quarters ended September 30, 2003 and 2002 totaled $72,260 and $176,724 or 1.7% and 11.3% of net sales, respectively.

The reconciliation of this non-GAAP financial measure is as follows:

                                                  Consolidated Basis                   Subsidiary Company Operations
                                         Quarter Ended         Quarter Ended        Quarter Ended         Quarter Ended
                                      September 30, 2003    September 30, 2002   September 30, 2003    September 30, 2002
                                      ------------------    ------------------   ------------------    ------------------
Net (loss)income, as reported            $  (993,121)          $(1,572,145)          $  (176,188)          $    97,490
Interest expense, net                        290,509               118,721                74,092                10,355
Depreciation and amortization                253,416                72,102               174,356                68,879
                                         -----------           -----------           -----------           -----------

EBITDA                                   $  (449,196)          $(1,381,322)          $    72,260           $   176,724
                                         ===========           ===========           ===========           ===========

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

         NET SALES. The Company's net sales for the nine months ended September 30, 2003 and 2002 totaled $13,996,765 and $4,170,585, respectively. The increase in sales is due to the acquisition of QBI, which was effective January 1, 2003. QBI's net sales accounted for 70.4% of total net sales for the nine months ended September 30, 2003. For the nine months ended September 30, 2003, the pharmaceutical group decreased its patient base by approximately 1.5% as compared to the nine months ended September 30, 2002. However, prescriptions for the nine months ended September 30, 2003 increased by approximately 20% as compared to the nine months ended September 30, 2002.

         COST OF GOODS SOLD Cost of goods sold for the nine months ended September 30, 2003 and 2002 totaled $11,351,974 and $2,927,547, or 81.1% and
70.2% of net sales, respectively. This resulted in gross profits totaling $2,644,791 and $1,243,038, or 18.9% and 29.8% of net sales for the nine months ended September 30, 2003 and 2002, respectively. Included in the cost of goods sold for the nine months ended September 30, 2003 is approximately $546,000 of non-recurring expense due to the high basis of inventory on-hand, which was stepped up at the date of acquisition of QBI, thereby causing an increase in the cost of goods sold percentage. Without this charge, the cost of goods sold for the nine months ended September 30, 2003 would have been $10,805,928 or 77.2%, which would have resulted in gross profits of $3,190,837 or 22.8% of net sales.

         OPERATING AND INTEREST EXPENSES. Total consolidated operating expenses for the nine months ended September 30, 2003 and 2002 totaled $4,944,272 or 35.3% of net sales, and $4,274,253, or 102.5% of net sales, respectively. Operating expenses include selling expenses, which consists of salaries to sales people and commissions paid totaling approximately $703,000 and $26,000 for the nine months ended September 30, 2003 and 2002, respectively.

                                                            Nine months Ended September 30,
                                            -----------------------------------------------------------
                                                        2003                                2002
                                            --------------------------       --------------------------
         Expense                            $      Amount      % Sales       $    Amount        % Sales
                                            --------------------------       --------------------------
         Salary expenses                    $     1,843,232      13.2%       $    917,622         22.0%
         Consulting expenses                $       552,022       3.9%       $  2,062,921         49.5%
         Professional fees                  $       533,489       3.8%       $    503,719        12.1%
         Depreciation and amortization      $       451,623       3.2%       $    215,361           5.2%
         Commission expense                 $       283,314       2.0%       $     25,939          0.6%
         Payroll taxes                      $       178,918       1.3%       $     80,835          1.9%

         Salary expenses include amounts paid to officers, pharmacists and all other employees. Salary expenses increased from the nine months ended September 30, 2002 as a result of the acquisition of QBI, whose salary expenses totaled 55.8% of the total salary expense for the nine months ended September 30, 2003. We expect salary expense to decrease as a percentage of sales as additional companies are added and operational efficiencies are achieved.

         Consulting expenses include fees paid to consultants for investor relations services including providing financial communication programs, increasing general market awareness, educating retail brokers and institutional networks, assisting management with the development of strategic approaches to accessing the equity and debt markets, and identifying and reviewing potential acquisition candidates. Consulting expenses also include fees paid to consultants relating to the business development of Health Sciences Group and its subsidiary companies, QBI, XCEL and BioSelect. These services include developing corporate strategies, planning for the Company's anticipated commercialization of new products, formulating and evaluating potential corporate options, and expanding subsidiary company operations through an integrated process of analysis. Approximately $396,000 and $1,955,000 of these costs were paid by the issuance of our common stock, options or warrants for the nine months ended September 30, 2003 and 2002, respectively, and therefore, did not affect cash flows. Additionally, approximately $63,000 of the expense in 2003 is non-recurring.

         Professional fees include accounting and legal services performed. Depreciation and amortization increased as a result of the depreciation and amortization of assets established with the purchase of QBI.

         Interest expense totaled $682,112 and $148,796 for the nine months ended September 30, 2003 and 2002, respectively, and includes interest paid on lines of credit, on notes payable and the amortization of discounts on debentures payable and preferred stock. Amortization of discounts on debentures and preferred stock represents the interest cost associated with issuing the convertible debentures and preferred stock with warrants and the intrinsic value of the beneficial conversion feature, which totaled $439,000 for the nine months ended September 30, 2003. Interest expense for the nine months ended September 30, 2002 includes approximately $93,000 of stock issued as finance costs.

         NET LOSS. Net loss for the nine months ended September 30, 2003 and 2002 totaled ($2,807,791) or (20.1%) of net sales, and ($3,180,011) or (76.2%)
of net sales, respectively. Net loss per share available to common shareholders was ($0.36) and ($0.56) for the nine months ended September 30, 2003 and 2002, respectively. Net loss for the nine months ended September 30, 2003 and 2002 for the subsidiary company operations totaled ($865,457) and ($37,624) or (6.2%) and (0.9%) of net sales, respectively. There can be no assurance that we will ever achieve profitability or that a stream of revenue can be generated and sustained in the future.

         EBITDA for the nine months ended September 30, 2003 and 2002 on a consolidated basis totaled ($1,538,020) and ($2,815,853), respectively. Included in the cost of goods sold for the nine months ended September 30, 2003 is approximately $546,000 of non-recurring expense due to the high basis of inventory on-hand, which was stepped up at the date of acquisition of QBI, thereby causing an increase in the cost of goods sold. EBITDA for the nine months ended September 30, 2003 on a consolidated basis without this non-recurring charge to cost of goods sold would have been ($991,974) or (7.1%) of net sales. EBITDA for our subsidiary company operations totaled ($148,543) and $199,892 or (1.1%) and 4.8% of net sales for the nine months ended September 30, 2003 and 2002, respectively. Earnings before interest, taxes, depreciation and amortization for our subsidiary company operations without this non-recurring charge to cost of goods sold would have been $397,503 or 2.8% of net sales for the nine months ended September 30, 2003. The reconciliation of this non-GAAP financial measure is as follows:

                                                  Consolidated Basis                   Subsidiary Company Operations
                                          Nine Months           Nine Months          Nine Months           Nine Months
                                             Ended                 Ended                Ended                 Ended
                                      September 30, 2003    September 30, 2002   September 30, 2003    September 30, 2002
                                      ------------------    ------------------   ------------------    ------------------
Net loss, as reported                    $(2,807,791)          $(3,180,011)          $  (865,457)          $   (37,624)
Interest expense, net                        641,476               148,796               228,110                31,498
Depreciation and amortization                628,295               215,362               488,804               206,018
                                         -----------           -----------           -----------           -----------

EBITDA                                    (1,538,020)           (2,815,853)             (148,543)              199,892
Non-recurring charge                         546,046                    --               546,046                    --
                                         -----------           -----------           -----------           -----------

EBITDA without
  non-recurring charge                   $  (991,974)          $(2,815,853)          $   397,503           $   199,892
                                         ===========           ===========           ===========           ===========

CAPITAL RESOURCES AND LIQUIDITY

         ASSETS. Our current assets totaled $7,586,868 and $1,110,214 at September 30, 2003 and 2002, respectively. Total assets were $13,815,233 and $5,885,226 at September 30, 2003 and 2002, respectively. The increase in current and total assets is primarily due to assets acquired with the purchase of QBI, which totaled approximately $5,988,000 and an increase in cash of approximately $1,152,000. At September 30, 2003, assets consisted primarily of inventory of $3,767,073, patents totaling $3,332,687, net accounts receivable totaling $2,373,247, net furniture and equipment totaling $1,389,898, net formula costs totaling $596,888, excess of cost over fair value of net assets acquired resulting from the purchase of XCEL and BioSelect totaling $350,546, cash on hand of $1,320,624, and net agreements not-to-compete totaling $151,667. At September 30, 2002, assets consisted primarily of patents totaling $3,300,000, net formulas totaling $642,222, net accounts receivable totaling $427,165, excess of cost over fair value of net assets totaling $350,546, net agreements not-to-compete costs totaling $281,667, and cash on hand of $278,030.

         LIABILITIES AND WORKING CAPITAL. Our current liabilities totaled $7,830,825 and $2,392,816 at September 30, 2003 and 2002, respectively. This resulted in a working capital deficit totaling ($243,957) and ($1,282,602) at September 30, 2003 and 2002, respectively. Total liabilities were $10,899,430 and $2,398,700 at September 30, 2003 and 2002, respectively. The increase in liabilities is primarily due to the assumption of liabilities effectuated with the purchase of QBI and warrants liability. At September 30, 2003 and 2002, liabilities consisted primarily of accounts payable and accrued expenses totaling $3,629,089 and $1,591,862, respectively. Lines of credit totaled $3,138,172 and $73,000 at September 30, 2003 and 2002, respectively. Notes payable totaled $454,014 and $369,192 at September 30, 2003 and 2002, respectively. Convertible debentures, net of unamortized discount of $440,000, totaled $360,000 at September 30, 2003. We had no convertible debentures at September 30, 2002. Warrant liability totaled $2,202,747 and convertible preferred stock totaled $714,436 at September 30, 2003. We had no warrant liability or convertible preferred stock at September 30, 2002.

CASH REQUIREMENTS AND ADDITIONAL FUNDING

         We generated financial growth primarily through cash flows provided by financing activities. Cash flows provided by financing activities totaled $1,773,697 and $526,112 for the nine months ended September 30, 2003 and 2002, respectively. Net proceeds totaling approximately $2,000,000 and $800,000 were received during the nine months ended September 30, 2003 and were derived from the sale of equity securities and convertible debentures, respectively. For the nine months ended September 30, 2003, we used cash flows for operations totaling $342,414 as compared to the nine months ended September 30, 2002 in which we used $226,995 of cash flows for operating activities. Cash flows used for investing activities increased to $279,683 for the nine months ended September 30, 2003 from $21,087 for the nine months ended September 30, 2002. Approximately $242,000 of the amount for the nine months ended September 30, 2003 was paid to consultants who provided services relating to the assets purchased and liabilities assumed from AAA.

         We believe that cash on hand will be sufficient to meet our anticipated needs for working capital, capital expenditures and business development for the near term. However, in order to expand our operations, we will need to raise additional financing. If we are unable to raise additional funds, we may be forced to curtail or cease operations.

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

         As of September 30, 2003, our principal commitments consisted of agreements with various consultants who will provide with business development, public and financial relations, and raising additional debt or equity financing in exchange for stock of the Company or a portion of proceeds from the sale of stock.

SUBSEQUENT EVENTS

         In October 2003, the Company issued a total of 400,000 shares of common stock to its officers and an employee as payment, in lieu of cash, for bonuses, accrued vehicle lease payments and payout of accrued vacation. The value of shares totaled approximately $404,000 and was determined based on the fair market value of the Company's stock at the date of issuance. The Company also issued 12,000 shares of common stock to a former consultant as payment, in lieu of cash, for accrued and unpaid fees for services rendered. The value of shares totaled approximately $12,120 and was determined based on the fair market value of the Company's stock at the date of issuance.

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

                (10)In June 2003, the Company issued 51,705 shares of its common stock to a former consultant pursuant to a Settlement and Release Agreement. The shares were valued at approximately $32,000.

                (11)In July 2003, the Company issued 58,824 units,  comprised of
                    58,824 shares of the Company's common stock and 58,824 common stock purchase warrants, at $0.85 per unit. The units were issued pursuant to Security Purchase Agreements for cash totaling $50,000.

                (12)In July 2003,  the Company  issued  10,000  shares of common stock to a consultant to provide business development services valued at approximately $11,000.

                (13)In September  2003,  the Company  issued  501,200  shares of common stock to two consultants to provide legal and business development services valued at approximately $451,000.

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the issuer has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized this 14th day of November 2003.


                                HEALTH SCIENCES GROUP, INC.

                                By:    /s/ Fred E. Tannous
                                     -------------------------------------------
                                     Fred E. Tannous
                                     Chief Executive Officer,
                                     Principal Financial Officer and Co-Chairman