Form 10KSB
period 2003-12-31
HEALTH SCIENCES GROUP INC
filed 2004-04-15
CIK 1127696

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-KSB

                               -----------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 2003

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


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [_]

Revenues for the fiscal year ended December 31, 2003: $17,771,050

The aggregate market value of the voting stock held by non-affiliates of the issuer on April 12, 2004 was approximately $8,953,929 based upon the average reported closing bid and asked price of such shares. As of April 12, 2004, there were 2,352,948 shares outstanding of the issuer's preferred shares and 13,750,211 shares outstanding of the issuer's common shares.

================================================================================

                                TABLE OF CONTENTS

PART I

           Item 1.   Description of Business...............................    3

           Item 2.   Description of Property...............................   16

           Item 3.   Legal Proceedings ....................................   16

           Item 4.   Submission of Matters to a Vote of Security Holders ..   16


PART II

           Item 5.   Market for Issuer's Common Equity
                          and Related Shareholder Matters .................   17

           Item 6.   Management's Discussion and Analysis of
                          Financial Condition.............................    17

           Item 7.   Financial Statements  ...............................    27

           Item 8.   Changes In and Disagreements with Accountants
                          on Accounting and Financial Disclosure .........    27

           Item 8a.  Controls and Procedures..............................    27


PART III

           Item 9.   Directors, Executive Officers, Promoters, and
                          Control Persons; Compliance with
                          Section 16(a) of the Exchange Act...............    29

           Item 10.  Executive Compensation...............................    32

           Item 11.  Security Ownership of Certain Beneficial Owners
                          and Management .................................    33

           Item 12.  Certain Relationships and Related Transactions ......    35

           Item 13.  Exhibits and Reports on Form 8-K ....................    36

           Item 14.  Principal Accountant Fees and Services...............    36

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

      We strive to differentiate ourselves through the use of:

            |X|   Proprietary/patented technologies;

            |X|   Pharmaceutical research and/or clinical trials; and

            |X|   Strategic marketing and distribution partnerships

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

CORPORATE BACKGROUND

      The Company was originally founded on June 13, 1996 as Centurion Properties Development Corporation and remained dormant until October 16, 2000 when its name was changed to iGoHealthy.com and it began developing its health-related online shopping mall. On September 10, 2001, the Company changed its name to Health Sciences Group, Inc. to reflect its current business strategy. In December 2001, Health Sciences successfully acquired XCEL Healthcare, Inc. and its affiliate BioSelect Innovations, Inc., two specialty pharmaceutical companies located in Woodland Hills, California. In February 2003, the Company closed on its acquisition of Quality Botanical Ingredients, Inc., a manufacturer and contract processor of bulk botanical materials and nutritional ingredients located in South Plainfield, New Jersey.

BUSINESS STRATEGY

      Our objective is to become a recognized leader in providing innovative and proprietary products and ingredients that promote a positive health benefit for a wide variety of consumer needs in the dietary supplement, food and beverage, and personal care segments of the nutraceutical industry. To achieve our objective, we intend to:

      1. Focus on the acquisition of differentiated product companies or technologies which offer increasing value creation potential;

      2.    Pursue  deliberate   cross-pollination  of  these  companies  and/or
            technologies to create novel, intellectual property-rich product lines;

      3. Leverage our current customer base and intra-company supply chain to accelerate the market entry of our proprietary products; and

      4. Form strategic alliances and partnerships to further accelerate the commercialization process.

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

Growth by Synergistic Acquisitions

      The consistent growth in the fragmented nutraceutical market creates tremendous market opportunities to acquire companies. Within this market, there exist companies which have significant market potential for their products but lack the strategic guidance, operational support, and capital resources in order to maximize scales of efficiency in production and distribution channels to yield higher margins. These companies offer quality products and/or services and often are well positioned in their respective markets, but lack these elements necessary to catapult them to the next level of growth. The recent economic down-turn and reduced accessibility to capital markets, further constraining growth, presents us with an opportunity to make accretive acquisitions.

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

Our acquisition strategy is to:

      o acquire significant interests and integrate into a collaborative network;

      o provide strategic guidance and operational support to our subsidiary companies; and

      o     promote synergistic collaboration among our subsidiary companies.

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

      During negotiations with a potential target company, we emphasize the value of our seasoned management team and advisory board, collaborative network where economies of scale and synergies can be realized, and access to capital from either private sources or the public markets, which we believe gives us a competitive advantage over other acquirers in successfully consummating transactions. Our executive management team, advisory board members, and key consultants assist in these discussions and other stages of the acquisition process, including the initial evaluation of the target companies as well as due diligence.

PROVIDE STRATEGIC GUIDANCE AND OPERATIONAL SUPPORT

      After we make an acquisition, we may take an active role in its affairs by providing both strategic guidance and operational support. However, the goal is to seek companies with capable management teams that require little oversight by us on day-to-day operations:

      Strategic Guidance. We provide strategic guidance to our subsidiary companies regarding market positioning, business model development and market trends. In addition, we will advise our subsidiary companies' management on strategic management and operational issues. An exclusive focus on the specialty pharmaceutical/nutraceutical market and the knowledge base of our strategic investors, executive management and advisory board members provides us with valuable information that is shared with all of our subsidiary companies.

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

PROMOTE SYNERGISTIC COLLABORATION AMONG SUBSIDIARY COMPANIES

      One of the principal goals of the Company's network is to promote innovation and collaboration among its subsidiary companies, which should result in shared knowledge and business contacts among them and the formation of strategic alliances. Throughout the network we expect to identify prospective alliances, make introductions, and assist in strategic planning.

QUALITY BOTANICAL INGREDIENTS, INC. (QBI)

BUSINESS

      QBI is engaged in the manufacture and contract processing of bulk botanical materials and nutritional ingredients for personal care and health product companies engaged in marketing and distributing products to the nutraceutical, pharmaceutical and cosmetic industries. QBI offers a wide variety of quality product selections including more than 500 herbs, dried fruits and vegetables, an extensive selection of concentrated and standardized herbal extracts, and a wide array of guaranteed potency herbs, bioflavonoids, antioxidants and beehive products.

Raw Materials

      QBI purchases its raw materials from a variety of growers, collectors and brokers. Generally, it has not experienced any shortage of raw materials that has affected its business other than an occasional increase in price. Although many botanicals are currently in over-supply, if demand for botanical products grows in the future, the demand pressure for some products could outstrip the capacity of suppliers. QBI's standardized products have guaranteed potency, meaning that the products contain a stipulated amount of active ingredients. Management believes that for the most part, it can acquire sufficient materials for its standardized line and its inventory can be replaced without significant cost increase, however botanicals are subject to substantial variations due to weather, unexpected increase in demand, ground conditions and political problems in the source country and therefore supply will always be somewhat unpredictable and an occasional short fall can be expected. QBI has in place, in most instances, multiple geographic sources of raw material to minimize this potential problem. Also, the quality of botanicals varies from season to season and year to year, which can impose a limitation on the ability to produce standardized products and which can result in substantial price changes.

Quality Control

      QBI's facility contains two laboratories: a quality control laboratory devoted to the physical and chemical analysis of products measured against QBI's customer and compendial specifications; and a microbiology laboratory which evaluates finished products for microbiological purity. QBI uses state-of-the-art equipment including a Multi-state Mass Spectrometer (LC/Ms/Ms) on line with numerous High Performance Liquid Chromatographs (HPLC), Gas Chromatographs (GC), Thin Layer Chromatography (TLC), Infrared Spectroscopy (IR) and Ultra-violet Spectrophotometer (UV). QBI provides complete Certificates of Analysis and Material Safety Data Sheets on all of its products. In order to assure product quality and stability, lot samples are retained for three years.

Manufacturing

      The manufacturing process begins and ends in the laboratory. Incoming botanical materials are evaluated to verify species, variety and quality.
Technicians then sift through the material to ensure there are no foreign objects. A powerful rare-earth magnet is also used to ensure there are no metal fragments. The material is then moved by conveyor belt into the cutter, which reduces it to a manageable particle size. Moved to a special cryogenic chamber, the material is subjected to an air-swept pulverizer, which pounds the chilled material against a hard surface reducing it to a fine powder. This patented cryogenic processing technology preserves volatile herbal oils and active compounds in the materials and allows fine particle milling of hydroscopic and aromatic botanicals.

      Throughout the manufacturing process the processed botanical material is subjected to a series of tests, which examine physical and chemical properties such as active constituents, color, flavor and purity. The material is then either stored in a finished state, available for further processing when an order is received or further processed involving blending, densifying, or granulating the powder making it ready for delivery to the customer who will then use it in a finished product. Prior to delivery, each item undergoes final testing to assure quality.

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

NUTRACEUTICAL INDUSTRY OVERVIEW

      The U.S. Nutraceutical Industry can be divided into four segments: Dietary Supplements, Functional Foods & Beverages, Natural and Organic Foods, and Personal Care products.

      The use of dietary supplements as forms of alternative or complementary medicines is growing in the United States. The key factors driving the growth include aging populations; interest in healthy living; emphasis on preventative measures to control healthcare costs; increased acceptance of 'alternative' treatments; expanding body of scientific and clinical research to validate effectiveness and safety; and rising acceptance among doctors, pharmacists and health professionals.

      Another leading factor fueling the interest in supplements is the substantial evidence linking poor diet to certain diseases. Both herbal products and nutrients have been found to produce benefits in many diseases and recent reviews have found many of these to be efficacious for the treatment of cardiovascular disease, mood disorder, and a host of other medical conditions. US sales of dietary supplements reached $18.8 billion in 2002 or 32 percent of the total U.S. Nutraceutical market of $58 billion, with an annual growth forecast at 3-5 percent for the next five years, according to Nutrition Business Journal. Consumers have become more interested in self-care and alternative medicine.

      According to Nutrition Business Journal, US sales of Functional Foods and Beverages reached $20 billion in 2002 or 35 percent of the total U.S. Nutraceutical market of $58 billion, with an annual growth forecast at 8-9 percent for the next five years. Functional foods and beverages, defined as products which deliver a benefit to health and well-being over and above their nutritional value, is the fastest growing food category in many countries. Advances in bio-technology and nutritional sciences have shed increasing light on the links between health and nutrition. The ability of both specialized and natural ingredients to bring specific benefits is increasingly recognized and newly approved ingredients and claims are being regularly introduced. Many of these products are aimed at enhancing healthy lifestyles, aiding prevention of disease or aiding specific activities. This definition can thus encompass products within several existing food categories, such as diet and sports, as well as covering many broader aspects. Some products are aimed at a clear area of benefit such as heart or joints while others offer broader benefits such as mental energy.

      The market for natural and organic foods was, until recently, classified as a niche market. Today, this segment of the nutraceutical industry is global and growing at a rapid pace driven by many factors, primarily increased awareness by health-conscious consumers. An increasing number of consumers have become aware of the quality of food, the ingredients that the foods contain and the processes that the foods go through (e.g. treatment with pesticides, use of antibiotic drugs in animal feed, food irradiation). With 3,000 to 4,000 new product introductions each year, this dynamic sector is growing faster than any other area of the food industry. Since 1995, sales of natural and organic foods have increased by more than 20 percent annually, with continued strong growth expected for at least the next decade. According to the Nutrition Business Journal, global sales of natural and organic foods were estimated at $28 billion in 2002 and expected to reach $80 billion by 2007. The United States leads the market in retail sales of natural and organic foods with an estimated $14.4 billion in 2002 and projected to grow annually at a rate of 17-20% from 2003 to 2007.

      The market for personal care products, including functional cosmetics and skin care products, accounted for $5 billion in sales, or 8% of the total market.

COMPETITION

      In the United States, companies selling bulk natural products include domestic natural product manufacturers such as PureWorld, U.S. Nutraceuticals, Hauser and Triarco; foreign manufacturers such as Indena, Euromed and Martin Bauer; and a large number of brokers and distributors selling products that are manufactured worldwide. QBI competes with these companies for both the purchase of natural products and sales of natural product extracts.

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

XCEL HEALTHCARE, INC.

BUSINESS

      XCEL Healthcare is fully-licensed specialty pharmacy, which provides prescription drugs and other supplies and services to chronically ill consumers who suffer from diseases such as cystic fibrosis, cancer, quadra- and paraplegias, multiple sclerosis and liver disease. This specialized, under-served customer niche is characterized by low churn, steady growth, and high revenue per individual customer. These attractive customer characteristics are driven by changes within the healthcare industry, and more specifically, the manner in which pharmacies care for chronically ill patients. Chronically ill patients, who traditionally have been cared for in a hospital setting, are increasingly reliant on physician office-based and home-based therapy. Yet, the expansive needs of these chronically ill patients typically outstrip the product line, operational, financial, and logistical capabilities of traditional providers.

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

      o Maintain cost control while investing in infrastructure. XCEL's goal is to remain a low-cost provider of specialty products and services yet increase the value-added services it provides to customers, such as 24-hour on-call support, patient counseling and specialized shipping.

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

      The service needs of office-based physicians and patients self-administering at home differ markedly from those of the hospital market, creating logistical challenges and increasing administrative costs for those offices. Office-based physicians and clinics generally order relatively small quantities of drugs at irregular intervals and do not have inventory management systems or sufficient pharmacy staffing. Challenges facing these caregivers include having necessary administrative and financial resources, managing relationships with multiple suppliers, managing inventories, billing patients and third-party payors, and monitoring new clinical developments. XCEL believes that the shift from hospital-based to office-based or home-based therapy administration has created a significant opportunity, particularly with quadra-and paraplegias, cystic fibrosis, renal dialysis, oncology, Multiple Sclerosis as well as other chronic diseases

COMPETITION

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

GOVERNMENT REGULATION

      XCEL is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse, and laws regulating reimbursement under various governmental programs, as more fully described below.

      Medicare and Medicaid Reimbursement. As part of the Social Security Amendments of 1965, Congress enacted the Medicare program, which provides for hospital, physician and other statutorily-defined health benefits for qualified individuals such as persons over 65 and the disabled. The Medicaid program, also established by Congress in 1965, is a joint federal and state program that provides certain statutorily-defined health benefits to financially needy individuals who are blind, disabled, aged, or members of families with dependent children. In addition, Medicaid generally covers financially needy children, refugees and pregnant women. A substantial portion of XCEL's revenue is attributable to payments received from third-party payors, including the Medicare and Medicaid programs.

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

      The Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 provided reinstatement in 2001 of the full annual cost of living adjustment for durable medical equipment and provided minimal increases in 2002 for durable medical equipment and oxygen. The Balanced Budget Act of 1997 had frozen such adjustments for each of the years 1998 through 2002.

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

      In December 2000, HHS issued final regulations concerning the privacy of healthcare information. These regulations regulate the use and disclosure of individuals' healthcare information, whether communicated electronically, on paper or orally. All affected entities, including XCEL, are required to comply with these regulations by April 14, 2003. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. In March 2002, HHS issued proposed amendments to the final regulations, which, if ultimately adopted, would make XCEL's compliance with certain of the requirements less burdensome.

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

      The Anti-Kickback Statute. As a provider of services under the Medicare and Medicaid programs, XCEL is subject to the Medicare and Medicaid fraud and abuse laws (sometimes referred to as the "anti-kickback statute"). At the federal level, the anti-kickback statute prohibits any bribe, kickback or rebate in return for the referral of patients, products or services covered by federal healthcare programs. Federal healthcare programs have been defined to include plans and programs that provide health benefits funded by the United States Government, including Medicare, Medicaid, and TRICARE (formerly known as the Civilian Health and Medical Program of the Uniformed Services), among others. Violations of the anti-kickback statute may result in civil and criminal penalties and exclusion from participation in the federal healthcare programs. In addition, a number of states in which XCEL operates have laws that prohibit certain direct or indirect payments (similar to the anti-kickback statute) or fee-splitting arrangements between healthcare providers, if such arrangements are designed to induce or encourage the referral of patients to a particular provider. Possible sanctions for violation of these restrictions include exclusion from state-funded healthcare programs, loss of licensure and civil and criminal penalties. Such statutes vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies.

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

      Other Fraud and Abuse Laws. The Health Insurance Portability and Accountability Act of 1996 created in part, two new federal crimes: "Health Care Fraud" and "False Statements Relating to Health Care Matters". The Health Care Fraud statute prohibits knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program. A violation of this statute is a felony and may result in fines and/or imprisonment. The False Statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment.

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

      Healthcare Reform Legislation. Economic, political and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. The legislative and administrative branches of the federal government have formulated healthcare reform proposals. In addition, some of the states in which XCEL operates periodically consider various healthcare reform proposals. XCEL anticipates that federal and state governmental bodies will continue to review and assess alternative healthcare delivery systems and payment methodologies and public debate of these issues will continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, XCEL cannot predict which, if any, of such reform proposals will be adopted or when they may be adopted or that any such reforms will not have a material adverse effect on XCEL's business and results of operations.

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

STRATEGY

      BioSelect intends to become a leader in the field of integrative medicine, topical and transdermal drug delivery and the development and marketing of specialty pharmaceutical and cosmeceutical products that are applied to the skin. Key elements of its business and commercialization strategy include the following:

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

      Acquisition of Complementary Products, Technologies or Businesses. Although BioSelect is focusing on in-house development of its innovative pharmaceutical/nutraceutical products and technologies, it may opportunistically acquire products, technologies or companies with products, manufacturing and distribution capabilities consistent with its commercial objectives.

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

SKIN HEALTH AND RESTORATION MARKET OVERVIEW

      In the United States, dermatologists and plastic surgeons primarily manage skin health and restoration. There are approximately 10,000 dermatologists and 6,000 plastic surgeons whose practice includes skin health and restoration. Skin conditions are typically treated with products such as prescription drugs, over-the-counter drugs and cosmetics, as well as office-based procedures such as chemical-based skin peels. In recent years, physicians have taken on an increasingly active role in the management of skin restoration. This trend reflects both the increased use of existing in-office procedures and the introduction of new procedures such as laser skin resurfacing, laser hair removal and microdermabrasion, a procedure where the surface layer of the skin is physically removed. We believe that the growth also represents efforts of skin care physicians to broaden their practices and sources of revenue to include more cosmetically-based products and procedures. Third-party reimbursement policies have limited patient access to dermatologists and imposed limits on the level of reimbursement for physician procedures, which has resulted in a loss of revenue to physicians. Physicians have tried to compensate for this lost revenue by focusing on cosmetic procedures, which are typically elective and paid for directly by the patients and not subject to the reimbursement restrictions imposed by third-party payors. Furthermore, the aggregate number of physician-mediated cosmetic procedures, including non-skin based procedures such as facelifts, hair transplants and breast augmentations, have grown significantly in recent years, resulting in increased office visits and opportunities for the sale of physician-mediated skin health and restoration products.

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

INTEGRATIVE MEDICINE MARKET OPPORTUNITY

      BioSelect plans to launch a new proprietary family of innovative combination of OTC drugs with natural remedies such as herbs, botanicals, vitamins, and other supplements. BioSelect is targeting the nexus of traditional medications and homeopathic remedies. Consumers in the mass market have demonstrated increasing interest in natural health products, including dietary supplements, vitamins and botanical nutraceuticals, over the past decade. This interest level is being met with the increased availability of highly efficacious pharmacological agents that were previously prescription-restricted. This growing OTC market provides a strong sales, marketing and distribution channel mechanism through which BioSelect's combined OTC-nutraceutical products can provide customers with unique ailment solutions while simultaneously providing significant financial opportunities for the many makers of OTC drugs that are continually seeking new sources of growth. Management believes that its proposed OTC-nutraceutical combination products have the potential to:

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

      o Establish intellectual property protection through the combination of nutraceuticals with OTC drugs; and

      o Provide a pharmaceutical company with a high-growth, high-margin product line.

      We believe that products that combine OTC medications and nutraceutical supplements provide a unique growth opportunity. For the pharmaceutical industry, which has traditionally been reliant on medications switching from prescription status to OTC status to spur growth, new products, which combine "traditional" medications and homeopathic remedies, are expected to offer substantial new industry growth opportunities. For the nutraceutical industry, it is anticipated that the successful introduction of OTC-nutraceutical combination products supported by one or more established, respected pharmaceutical companies would lend the industry much needed credibility.

RESEARCH AND DEVELOPMENT

      Research and development efforts are generally devoted to four principal areas: (1) development of new technologies; (2) application of our existing technologies to new products; (3) improvement of existing processes; and (4) formulation of existing and new biologically active compounds. We have spent approximately $49,000 and $54,000 on Company-sponsored research and development in fiscal years ended December 31, 2003 and 2002, respectively.

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

      BioSelect maintains and has applied for patent, trademark and copyright protection in the United States relating to certain of its existing and proposed products and processes, including CONASE(TM), COPROFEN(TM), EPIGEST ESSENTIALS(TM), FEMDERM ESSENTIALS(TM), FEMGEST ESSENTIALS(TM), and TRANSLIPOBASE(TM). There can be no assurance that BioSelect will be able to successfully protect its intellectual property.

EMPLOYEES

      At 2003, we employed 70 persons at QBI, XCEL, BioSelect and the corporate offices, 69 of which were full-time and 1 part-time. Employees include pharmacists, technicians, accounting, sales and marketing, administrative, delivery and executive personnel. A standard package of employee benefits is provided to all full-time employees in addition to on-the-job training and advancement opportunities. None of the Company's employees are covered by a collective bargaining agreement and none are represented by labor unions. We do not have key man insurance on any employee.

      Our subsidiaries have entered into Employment Agreements, Nondisclosure and Non-Competition Agreements with each of their respective key employees. These Agreements include provisions for salary increases and stock options based on revenue and earnings growth that the respective operations may achieve.

      At December 31, 2003, we have employment agreements with the following personnel:


                                                                                      Expiration               Annual Base
Employee                              Position                                           Date                     Salary
--------                              --------                                           ----                     ------
Fred Tannous           CEO, Treasurer, Health Sciences Group                         December 2005            $     190,000
Bill Glaser            President, Secretary, Health Sciences Group                   December 2005            $     190,000
Jacob Engel            General Manager, Operations                                   December 2005            $     150,000
Joe Schortz(1)         President and CEO, QBI                                        December 2005            $     150,000
Ronald Gustilo(2)      Director of Operations, XCEL Healthcare                       December 2004            $      93,236

(1) As of March 17, 2004, Mr. Schortz is no longer employed with QBI and his employment agreement with QBI is cancelled.

(2)   As of  January  23,  2004,  Mr.  Gustilo is no longer  employed  with XCEL
      Healthcare,   and  his  employment   agreement  with  XCEL  Healthcare  is
      cancelled.

ITEM 2. DESCRIPTION OF PROPERTY

      Our executive offices are located at Howard Hughes Center, 6080 Center Drive, 6th Floor, Los Angeles, California. The annual lease payments for the executive offices totals approximately $22,000. The lease agreement expires in August 2004. We also lease a 2,400 square foot facility in Woodland Hills, California for the operations of XCEL and BioSelect. The annual lease payments for the Woodland Hills facility totals approximately $39,000. The lease agreement expires in July 2004. With the recent acquisition of QBI on February 25, 2003, effective January 1, 2003, the Company assumed the lease on QBI's 53,000 square foot warehouse and processing facility located in South Plainfield, New Jersey. The annual lease payments for the New Jersey facility totals approximately $233,000 for the year ended December 31, 2004. The term of the lease is twenty five years starting on May 1, 1997. The lessor is MRA Associates, LLC, a New Jersey limited liability company, a third of which is beneficially owned by Joseph R. Schortz, the President and Chief Executive Officer of QBI. The Company holds an option to purchase the property from MRA
Associates for $2,250,000. The option expires in 2007. Each of the respective companies is responsible for the rental payments from its own operations.

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

      FORTRESS SYSTEMS, INC. V. QUALITY BOTANICAL INGREDIENTS, INC. QBI is a defendant in a suit seeking $400,000 in damages brought by Fortress Systems, Inc., ("FSI") Bankruptcy Trustee. The suit which is pending in the U.S. Bankruptcy Court in Omaha, Nebraska alleges that certain products sold by QBI did not meet specifications of FSI. While the outcome of the litigation cannot be predicted at this time, the Company is seeking through negotiations with the Sellers of the QBI assets to offset the $400,000 claim against 400,000 shares of its common stock which were issued to the Sellers of the QBI assets as part of the consideration for the purchase of the QBI assets by the Company under the QBI Asset Purchase Agreement of November 30, 2003.

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

FISCAL YEAR ENDING DECEMBER 31, 2003:

                                              High            Low
                                              ----            ---
First Quarter ........................       $1.25           $0.65
Second Quarter .......................       $1.29           $0.71
Third Quarter ........................       $1.21           $0.80
Fourth Quarter .......................       $1.80           $0.90

FISCAL YEAR ENDING DECEMBER 31, 2002:

                                              High            Low
                                              ----            ---
First Quarter ........................       $4.20           $2.70
Second Quarter .......................       $3.35           $1.30
Third Quarter ........................       $2.00           $0.80
Fourth Quarter .......................       $1.05           $0.55


      At March 31, 2003, we had approximately 167 holders of record of our voting common stock; we estimate that the Company has approximately 312 additional beneficial holders of our common stock held in names of brokers and securities depositories, amounting to 479 shareholders. Of the current holders of its common stock, Messrs. Tannous and Glaser together beneficially own approximately 34% of the Company.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

      This  report  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and accompanying notes and the other financial information appearing else where in this Annual Report on Form 10-KSB. The financial information presented is for the two year period January 1, 2002 to our fiscal year end, December 31, 2003.

CRITICAL ACCOUNTING POLICIES

      Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to provisions for uncollectible accounts, contractual allowance for accounts receivable, inventories, goodwill, intangible assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Note 2 of the "Notes to Consolidated Financial Statements" includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief description of the more significant accounting policies and methods we use.

      Impairment of Intangible Long-lived Assets. Intangible assets such as excess of fair value of net assets acquired, patents and formulas could become impaired and require a write-down if circumstances warrant. Conditions that could cause an asset to become impaired include lower-than-forecasted revenues, changes in our business plans or a significant adverse change in the business climate. The amount of an impairment charge would be based on estimates of an asset's fair value as compared with its book value. In accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") Nos. 142 and 144 GAAP, we perform a valuation, at least annually and whenever other circumstances arise, of our intangible long-lived assets to determine if any impairment exists.

      Contractual Allowance. The difference between our established billing rates and the amount estimated by us as reimbursable from health insurance companies is the contractual allowance. The contractual allowance could vary if there is a change in the health insurance company's established policies relating to covered services or billing rates. In evaluating the contractual allowance, we consider a number of factors, including the age of the accounts, changes in collection patterns and the composition of patient accounts. Actual collections of accounts receivable in subsequent periods may require changes in the estimated contractual allowance. We review our contractual allowance and, if warranted, adjust the allowance on a quarterly basis.

      Inventory. Our inventory consists of herbs and nutritional supplements in the raw material, blended and processed stages. Herbs and nutritional supplement inventory is reviewed at least annually for obsolescence or permanent markdowns. Inventory also includes pharmaceutical and over-the-counter medications. Inventory is stated at the lower of cost or market. Costs for pharmaceutical and over-the-counter products generally being determined on a first in, first out basis while the cost for herbs and nutritional supplements are determined on an average cost basis. Pharmaceutical and over-the-counter medications, which have expired, are returned for credit or refund at amounts that approximate our purchase price. As a result, we have no obsolete inventory related to our pharmaceutical and over-the-counter medications.

OVERVIEW

      Health Sciences Group, Inc., a Colorado corporation, is an integrated provider of innovative products and services to the nutraceutical, pharmaceutical, and cosmeceutical industries offering value-added ingredients, bioactive formulations, and proprietary technologies used in nutritional supplements, functional foods and beverages, and skin care products. Through fiscal year 2003, its subsidiaries consisted of Quality Botanical Ingredients, Inc. ("QBI" or "nutraceutical group"), a leading manufacturer and contract processor of bulk botanical materials and nutritional ingredients supplied to buyers in various industries including pharmaceutical, nutraceutical, and cosmetics; XCEL Healthcare, Inc. ("XCEL" or "pharmaceutical group"), a fully licensed, specialty compounding pharmacy focused on delivering full service pharmacology solutions to customers with chronic ailments that require long-term therapy; and BioSelect Innovations, Inc. ("BioSelect" or "research and development group"), which develops and sells products based on proprietary technologies in the areas of topical and topical and transdermal drug delivery, cosmeceuticals, and integrative medicine to a global network of customers who manufacture and distribute compounded pharmaceuticals, functional foods and beverages, skin care products and cosmetics.

RESULTS OF OPERATIONS

      The results described herein reflect the consolidated operations of the Company and its three wholly-owned subsidiaries, Quality Botanical Ingredients, Inc., XCEL Healthcare, Inc. and BioSelect Innovations, Inc. As the Company completed its acquisition of QBI pursuant to an Asset Purchase Agreement effective January 2003, the results of operations for the nutraceutical group are included in the twelve months of operations for the fiscal year ended December 31, 2003. Included in the twelve months of operations for the fiscal year ended December 31, 2002 include those operations relating to XCEL and BioSelect.


                                               SELECTED STATEMENT OF OPERATIONS INFORMATION

                                                        Fiscal Year Ended December 31,
                                                     -------------------------------------
                                                           2003                   2002
                                                     -------------          --------------
           Net sales                                 $  17,771,050          $    5,537,991
           Gross profit                              $   2,277,013          $    1,488,865
           Net loss                                  $ (7,419,062)          $  (4,283,936)
           Net loss attributable to
             common shareholders                     $ (8,447,276)          $  (4,283,936)
           Net loss per share available
             to common shareholders                  $      (0.76)          $       (0.73)

Fiscal year ended December 31, 2003 compared to fiscal year ended December 31, 2002

      NET SALES. Our consolidated net sales for the fiscal years ended December 31, 2003 and 2002 totaled $17,771,050 and $5,537,991, respectively. The increase in net sales is due to the acquisition of QBI, which was effective January 1, 2003. QBI's net sales accounted for 69.8%, or $12,405,971, of the total net sales for the year ended December 31, 2003. The remaining 30.2%, or $5,365,079, of the total net sales is due to sales from XCEL. XCEL's sales decreased slightly from 2002 due to the decline in demand for its drug delivery creams, while its sales from other pharmaceutical products remained somewhat constant at approximately $5,200,000 for the year ended December 2003 as compared to approximately $5,100,000 for the year ended December 31, 2002. Decreased reimbursement amounts from insurance payors were primarily from the sale of our compounded drugs. For the year ended December 31, 2003, compounded medication reimbursements represented 5.2% of net sales as compared to 9.6% for the year ended December 31, 2002. As Medi-Cal, our primary insurance payor, reimbursements are decreasing and drug costs are increasing, the pharmaceutical group is analyzing other patient categories to which the group can service effectively while achieving its target gross profit. These groups include oncology and respiratory patients. Additionally, XCEL is looking to provide these services in a more focused area such as bed and care and nursing home facilities to allow us to increase sales while keeping our administrative costs somewhat constant.

      For the year ended December 31, 2003, the pharmaceutical group decreased its patient base by approximately 11% to 823 as compared with the year ended December 31, 2002 of 927 patients and increased its prescriptions by approximately 12% for the year ended December 31, 2003. The increase in prescriptions is due to the change in the way we dispense our compound medications, dispensing several times per month as compared to once per month, which provides better service to and safer administration by our customers. Even though we are dispensing more prescriptions, the reimbursement cost from the insurance payor has decreased, resulting in slightly lower net sales for XCEL. In the third quarter of 2003, the group analyzed its patient categories it was servicing and has re-focused its targeted market to specific patient groups for which the billed claims have increased reimbursement amounts from the insurance payors, higher gross profit margins and increased medication usage per patient. This allows us to more effectively service our patients and provide the level of service they expect from us. The research and development group continues its development of cosmetic products that utilize ingredients and herbs to form specialized cosmetics bases for the Company's current and future customers.

      COST OF GOODS SOLD. Cost of goods sold for the years ended December 31, 2003 and 2002 totaled $15,494,037 and $4,049,126, or 87.2% and 73.1% of net
sales respectively. This resulted in gross profits totaling $2,277,013 and $1,488,865, or 12.8% and 26.9% of net sales for the years ended December 31, 2003 and 2002, respectively. Included in the cost of goods sold for the year ended December 31, 2003 is approximately $546,000 of expense due to the high basis of inventory on-hand, which was stepped up at the date of acquisition of QBI, thereby causing an increase in the cost of goods sold percentage. Without this charge, the cost of goods sold for the year ended December 31, 2003 would have been $14,947,991 or 84.1% of net sales, which would have resulted in gross profits of $2,823,059 or 15.9% of net sales. Due to accounting rules, we are required to step up the basis of purchased inventory to include the profits that we would have received if purchased subsequent to the acquisition. Therefore, the $546,000 is not reflective of future costs that will be included in our cost of goods sold for QBI.

      Cost of goods sold for the nutraceutical group totaled $11,125,176 or 89.7% of its sales for the year ended December 31, 2003, resulting in gross profits totaling $1,280,795 or 10.3% of its net sales. Included in the cost of goods sold for the year ended December 31, 2003 is approximately $546,000 of expense due to the high basis of inventory on-hand. Without this charge, the nutraceutical group's cost of goods sold for the year ended December 31, 2003 would have been $10,579,130 or 85.3% of its net sales, which would have resulted in gross profits of $1,826,841 or 14.7% of net sales. In 2003, we recorded a write-down in inventory of approximately $500,000 due to a lower than anticipated selling cost, which is less than our purchase price. The nutraceutical group anticipates reducing its cost of goods by obtaining better pricing terms from its vendors and reducing stand-by labor costs and overhead. Savings from these measures is expected to be approximately $500,000 in the next year.

      Cost of goods sold for the pharmaceutical group totaled $4,368,861 and $4,049,126 or 81.4% or 73.1% of its net sales for the years ended December 31, 2003 and 2002, respectively. The increase in the cost of goods sold is primarily due to increased medication costs. Medication costs increased by approximately 8.4% of net sales for the year ended December 31, 2003 as compared to 2002. Management is in negotiations with its primary vendor to obtain better pricing on high volume purchased items. Additionally, the group is marketing its drug delivery creams to potential buyers. When marketed and priced effectively, the compounding creams provide for gross profits of approximately 50%.

      SELLING, GENERAL AND ADMINISTRATIVE. Total consolidated selling, general and administrative expenses for the fiscal years ended December 31, 2003 and 2002 totaled $7,829,092, or 44.1% of net sales, and $5,568,983, or 100.6% of net sales, respectively. Operating expenses include selling expenses, which consists of salaries and commissions paid to sales people totaling approximately $920,000 and $29,000 for the fiscal years ended December 31, 2003 and 2002, respectively. Our operating expenses primarily include the following approximate amounts (in thousands):

                                                               Fiscal Years Ended December 31
                                                -----------------------------------------------------------
                                                          2003                             2002
                                                -------------------------        --------------------------
          Expense                               Amount            % Sales        Amount             % Sales
          -------                               ------            -------        ------             -------
          Salary expenses                      $  2,996            16.9%        $  1,319             23.8%
          Consulting and legal expenses        $  1,706             9.6%        $  3,126             56.5%
          Depreciation and amortization        $    600             3.4%        $    292              5.3%
          Commissions expense                  $    363             2.0%        $     29              0.5%
          Payroll taxes                        $    214             1.2%        $    105              1.9%
          Insurance                            $    161             0.9%        $     50              0.9%
          Accounting fees                      $    152             0.9%        $    105              1.9%
          Other selling, general and
            administrative expenses            $  1,637             9.2%        $    543              9.8%

      Salary expenses decreased by 6.9% of net sales from 2002 to 2003 as a result of the acquisition of QBI, which allowed for increased net sales and include amounts paid to pharmacists, sales and office personnel. Salary expense for QBI totaled approximately $1,513,000 for the year ended December 31, 2003. The remainder of approximately $1,483,000 represents salary expenses for Health Sciences, XCEL and BioSelect. Approximately $552,000 and $418,000 of total salary expenses were paid by the issuance of our common stock for the years ended December 31, 2003 and 2002, respectively, and, therefore, did not affect cash out-flows. Included in salary expense for the years ended December 31, 2003 and 2002 is the value of our common stock issued to Messrs. Tannous and Glaser, our officers and major shareholders of Health Sciences, which totaled approximately $300,000 and $409,000, respectively. We expect salary expense to decrease further as a percentage of net sales as our net sales increase and additional companies are added and operational efficiencies are achieved.

      Consulting and legal expenses decreased by 45.4% or $1,420,000 in 2003 and include fees paid to consultants for investor relations services including providing financial communication programs, increasing general market awareness, educating retail brokers and institutional networks, assisting management with the development of strategic approaches to accessing the equity and debt markets, and identifying and reviewing potential acquisition candidates and fees paid for legal services provided. Consulting expenses also include fees paid to consultants relating to the business development of Health Sciences Group and our subsidiary companies, QBI, XCEL and BioSelect. These services include developing corporate strategies, planning for our anticipated commercialization of new products, formulating and evaluating potential corporate options, and expanding subsidiary company operations through an integrated process of analysis. In 2002, warrants valued at approximately $1,281,000 were issued to two investment relations firms for services provided through December 31, 2002. We did not renew the agreements with the firms but instead looked to alternative companies to provide the same or better service at a reduced cost. This resulted in a reduction in consulting fees for 2003. Approximately $1,387,000 and $2,384,000 of these costs were paid by the issuance of our common stock, options, or warrants for the years ended December 31, 2003 and 2002, respectively, and therefore, did not affect cash out-flows.

      We expect to continue to increase market awareness, continue to develop our strategic approaches, perform due diligence on acquisition candidates and acquire them accordingly. However, we plan to use internal resources as much as possible, which will reduce expenses.

      Depreciation and amortization expense increased by approximately $308,000 to approximately $600,000. Of this amount, approximately $249,000 relates to the amortization of loan fees associated with our convertible debentures and lines of credit, which were obtained in 2003. Loan fee expenditures for the debentures and lines of credit totaled approximately $493,000 and are being amortized over the life of the related debentures and lines of credit, which range from 1 to 3 years. The remainder of the increase of approximately $59,000 relates to the depreciation and amortization of assets acquired with the purchase of QBI.

      Commission expenses increased to approximately $363,000 for the year ended December 31, 2003 as compared to approximately $29,000 for the year ended
December 31, 2002. To remain competitive in the industry, QBI, our new subsidiary, pays commission at rates which vary from 5% - 15% over a base amount of collected sales. Different rates are based on sales levels and geographic locations.

      Insurance expense charged to selling, general and administrative expenses increased from the prior year as a result of the purchase of QBI. Our insurance expense allocated to general and administrative expenses totaled approximately $54,000 for QBI. The remainder of the increase is due to increased insurance rates at XCEL for liability and workers' compensation insurance.

      Accounting fees totaled approximately $152,000 and $105,000 for the years ended December31, 2003 and 2002, respectively. Accounting fees increased by approximately $47,000 as a result of the acquisition of QBI and the additional accounting requirements required by new legislation and accounting regulations such as Sarbanes-Oxley.

      Other selling, general and administrative expenses are those whose aggregate amounts are less than $150,000 for each of the years ended December 31, 2003 and 2002 and include such items as automobile expenses, delivery and freight costs, office supplies and services, rent, travel, and utilities.

      Selling, general and administrative expenses for our subsidiary companies, QBI, XCEL, and BioSelect, totaled approximately $4,517,000 or 25.4% of net sales and $1,704,000 or 30.8% of net sales for the years ended December 31, 2003 and 2002, respectively, resulting in an increase of approximately $2,813,000. Approximately $3,020,000 of the operating expenses in 2003 relate to selling, general and administrative expenses expended for QBI's operations. We anticipate reductions in operating expenses for our subsidiary companies as we reduce salary expense, sales commission rates and allowance for uncollectible accounts.

      OTHER EXPENSES. Interest expense totaled approximately $1,074,000 and $204,000 for the years ended December 31, 2003 and 2002, respectively and includes interest paid on lines of credit, notes payable, capital leases and amortization of discount on the sale of convertible debentures and the issuance of convertible preferred stock. Amortization of discounts on debentures and preferred stock represent the interest cost associated with issuing the convertible debentures and preferred stock with warrants and the intrinsic value of the beneficial conversion feature, which totaled approximately $704,000 for the year ended December 31, 2003 and is a non-cash expenditure. Other non-cash expenditures included in interest expense total approximately $16,000 and $141,000 for the years ended December 31, 2003 and 2002, respectively and relate to discounts on notes payable and the value of the issuance of common stock due to a price adjustment provision.

      The change in fair value of warrant liability totaled approximately $678,000 and represents the change in fair value of warrants issued with registration rights to various professionals and the purchasers of our preferred stock. At the date of issuance, we did not have an effective registration statement and, therefore, recorded the value of the warrants issued at the date of grant as a liability. The change in fair value is included as an expense on our statement of operations for the year ended December 31, 2003. The fair value of the warrants totaled approximately $2,293,000 on the date of issuance. In October 2003, one of our registration statements became effective and, as a result, approximately $652,000 of the warrant liability was recorded in stockholders' equity. The balance of approximately $2,319,000 and any increase or decrease in fair value will be recorded in stockholders' equity at the date our second registration statement becomes effective. We anticipate the effective date to be in the second quarter 2004.

      NET LOSS. Net loss for the fiscal years ended December 31, 2003 and 2002 totaled approximately ($7,419,000) or (41.7%) of net sales and ($4,284,000) or (77.4%) of net sales, respectively. Net loss per share of common stock was ($0.76) and ($0.73) for the fiscal years ended December 31, 2003 and 2002, respectively. The increase in net loss is due to increased cost of goods from our new subsidiary, QBI, for the year ended December 31, 2003 including additional costs of inventory of approximately $1,046,000. Moreover, we had financing costs totaling approximately $1,558,000 for the year ended December 31, 2003. These costs are associated with our debt and equity financing transactions and the issuance of registered shares without an effective registration statement as previously discussed.

      Approximately $2,099,000 of the net loss in 2003 resulted from the issuance of our common stock, common stock purchase warrants and options granted to consultants who provided us with business development, public and financial relations, and raising additional debt or equity financing and penalties. Additionally, approximately $704,000 is due to the amortization of discounts on our convertible debentures and the issuance of preferred stock. Approximately $500,000 relates to permanent markdowns on inventory for QBI. We believe this to be a one-time charge and do not anticipate any future markdowns in inventory from our subsidiary.

      Net loss for the fiscal years ended December 31, 2003 and 2002 for the subsidiary company operations totaled approximately ($2,634,000) and ($253,000) or (14.8%) and (4.6%) of net sales, respectively. There can be no assurance that we will ever achieve profitability or that a stream of revenues can be generated and sustained in the future.

Use  of  earnings  before   interest,   taxes,   depreciation  and  amortization
("EBITDA").

      The use of EBITDA is not a substitute for U.S. GAAP measure of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States of America. The following comparative discussion of the results of operations and financial condition of our Company includes, among other factors, an analysis of changes in the operating income of our Company before interest, taxes, depreciation and amortization in order to eliminate the effect on the operating performance of significant amounts included in our statements of operations. Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for the businesses of our Company and our subsidiaries, and when used in comparison to debt levels or the coverage of interest expense as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States of America. Also, EBITDA, as calculated by us, may not be comparable to similarly titled measures used by other companies.

      We analyze the performance of our consolidated statement of operations and subsidiary statements of operations as compared to other companies in the same industry and to our own subsidiary companies. Due to the significant amounts of amortization of intangible assets and interest expense recognized as a result of the issuance of our debentures and preferred stock, we attempt to eliminate the amounts recognized to provide a more meaningful basis for comparison. Other companies in the same industry have varying amount of intangible assets and related amortization and interest expenses making comparative analysis difficult or impossible without eliminating these expenses. Therefore, we remove this fluctuating cost to better analyze and compare the operations of the subject companies. We believe this to be a useful tool in analyzing the performance of our companies, which allow us to make operational decisions and improvements within our Company, as some of our subsidiaries do not have substantial amortization of intangible assets and interest expense.

      EBITDA for the years ended December 31, 2003 and 2002 on a consolidated basis totaled ($5,586,067) and ($3,788,057), respectively. Included in the cost of goods sold for the year ended December 31, 2003 is approximately $546,000 of expense due to the high basis of inventory on-hand, which was stepped up at the date of acquisition of QBI, thereby causing an increase in the cost of goods sold. Due to accounting rules, we are required to step up the basis of purchased inventory to include the profits that we would have received if purchased subsequent to the acquisition. Therefore, the $546,000 is not reflective of future costs that will be included in our cost of goods sold for QBI. We remove this charge when analyzing the performance of our subsidiary companies to each other and other companies within the same industry. EBITDA for the year ended December 31, 2003, on a consolidated basis without this charge to cost of goods sold would have been ($5,040,021) or (28.4%) of net sales. EBITDA for our subsidiary company operations totaled ($1,808,960) and $30,682 or (10.2%) and 0.6% of net sales for the years ended December 31, 2003 and 2002, respectively. Earnings before interest, taxes, depreciation and amortization for our subsidiary company operations without the stepped up basis in inventory at QBI to cost of goods sold would have been ($1,262,914) or (7.1%) of net sales for the year ended December 31, 2003.

The reconciliation of this non-GAAP financial measure is as follows:

                                                    Consolidated Basis                 Subsidiary Company Operations
                                             Fiscal Year            Fiscal Year        Fiscal Year       Fiscal Year
                                                 Ended                  Ended            Ended             Ended
                                           December 31, 2003    December 31, 2002 December 31, 2003  December 31, 2002
                                           -----------------    ----------------- -----------------  -----------------
          Net loss, as reported                ($7,419,062)       ($4,283,936)       ($2,633,792)       ($  253,465)
          Interest expense, net                  1,073,852            203,818            278,784             10,355
          Depreciation and amortization            759,143            292,061            546,048            273,793
                                               -----------        -----------        -----------        -----------

          EBITDA                                (5,586,067)        (3,788,057)        (1,808,960)            30,683
          Stepped up basis in purchased
            inventory at QBI                       546,046                 --            546,046                 --
                                               -----------        -----------        -----------        -----------

          EBITDA without the stepped up
            basis in purchased inventory
            at QBI                             ($5,040,021)       ($3,788,057)       ($1,262,914)       $    30,683
                                               ===========        ===========        ===========        ===========

CAPITAL RESOURCES AND LIQUIDITY

      ASSETS. Our current assets totaled $4,802,130 and $1,267,831 at December 31, 2003 and 2002, respectively. Total assets were $10,900,021 and $5,971,410 at December 31, 2003 and 2002, respectively. The increase in current assets is primarily due to the purchase of assets from QBI. Current assets for QBI totaled approximately $4,243,000 at December 31, 2003. At December 31, 2003, our assets consisted primarily of net patents totaling approximately $3,276,000, inventory of approximately $2,587,000, net accounts receivable totaling $1,854,000, net machinery and equipment of $1,416,000, net formula costs totaling $586,000, excess of cost over fair value of net assets acquired totaling approximately $351,000, cash on hand of $265,000, and net agreements not-to-compete costs totaling $119,000. At December 31, 2002, our assets consisted primarily patents totaling $3,300,000, net formula costs totaling of approximately $631,000, net accounts receivable totaling $567,000, excess of cost over fair value of net assets acquired totaling approximately $351,000, net agreements not-to-compete totaling $249,000 and cash on hand of $169,000.

      LIABILITIES AND WORKING CAPITAL. Our current liabilities totaled $6,231,623 and $1,335,670 at December 31, 2003 and 2002, respectively. This resulted in working capital deficit of ($1,429,493) and ($67,839) at December 31, 2003 and December 31, 2002, respectively. Total liabilities were $9,981,095 and $1,501,442 at December 31, 2003 and 2002, respectively. The increase in liabilities is primarily due to the assumption of liabilities effectuated with the purchase of QBI, which totaled approximately $5,004,000 at December 31, 2003. Additional increases were due to the warrant liability, the sale of convertible debentures and the issuance of Series A Preferred Stock, which is to be settled in our registered common stock. At December 31, 2003, our liabilities consisted primarily of accounts payable and accrued expenses totaling approximately $2,762,000, lines of credit totaling $3,000,000, warrant liability totaling $2,319,000, net Series A Convertible Preferred Stock totaling $794,000, net convertible debentures totaling $512,000 and notes payable totaling $321,000. At December 31, 2002, our liabilities consisted primarily of accounts payable and accrued expenses totaling approximately $1,021,000 and notes payable totaling $383,000.

CASH REQUIREMENTS AND ADDITIONAL FUNDING

      We generated financial growth primarily through cash flows provided by financing activities. In 2003 and 2002, financing activities generated net cash of approximately $1,578,000 and $784,000. Net proceeds totaling approximately $2,126,000 and $800,000 were received during the year ended December 31, 2003 and were derived from the sale of our equity securities (preferred and common) and convertible debentures, respectively. Cash flows used by financing activities were primarily payments issued on our lines of credit ($311,000), capital lease obligations ($222,000), notes payable ($565,000) and payments on loan fees ($250,000). For the year ended December 31, 2002, net proceeds totaling approximately and $494,000 resulted from the sale of our common stock and approximately $421,000 was received from Messrs. Tannous and Glaser, our officers and major shareholders. Cash and cash equivalents increased by $96,000 to approximately $265,000 in 2003. Cash flows used by financing activities were primarily for notes payable ($275,000) and book overdraft ($114,000) for the year ended December 31, 2002.

Convertible Debentures

      In February 2003, we sold $300,000 of convertible debentures pursuant to a Securities Purchase Agreement to Brivis Investments, Ltd. ("Brivis") and to Stranco Investments, Ltd. ("Stranco"). Additionally, we issued 571,428 of Common Stock purchase warrants to the debenture holders. Each warrant entitles the holder to purchase one share of Common Stock at an exercise price of $0.60. The warrants expire in February 2008. The debentures accrue interest at 12% per annum. The unpaid principal and accrued interest is due on February 24, 2004. The notes are collateralized by a second position in substantially all assets of the Company and 1,000,000 shares owned by the officers and major shareholders of the Company. The debentures can be converted at $0.525.

      Additionally, we granted 85,712 stock purchase warrants to two consultants unrelated to us, George Matin and FCIM Corp., as consulting services relating to the convertible debentures sold by the Company. Each warrant entitles the holder to purchase one share of Common Stock at an exercise price of $0.60. The warrants expire in February 2008. The estimated value of the warrants totaled approximately $71,000 at the date of issuance. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 2.82%; dividend yield of 0%; volatility factor of the expected market price of the Company's Common Stock of 142%; and a term of five years.

      We previously registered the shares of Common Stock underlying the convertible debentures and warrants issued to Brivis, Stranco, the consultants, George Matin and FCIM Corp., 1,000,000 shares of Common Stock belonging to Messrs. Tannous and Glaser, pledged as collateral to the convertible debenture holders and 150,000 shares of Common Stock issued to Richardson & Patel LLP for legal services. Brivis and Stranco have assigned their rights to Cedar Crescent Holdings, Inc.

      In May 2003 we sold one year, $500,000 12% convertible debentures pursuant to a Securities Purchase Agreement to Castlerigg Master Investments, Ltd. ("Castlerigg"), convertible into 588,235 shares of our Common Stock. In addition we issued to Castlerigg 5 year warrants to purchase 588,235 shares of our Common Stock, exercisable at $1.25 per share. In connection with the transaction, we issued identical warrants for 88,235 shares to Vestcom. We also entered into a Registration Rights Agreement with Castlerigg pursuant to which we registered the Common Stock underlying the 12% debentures and the warrants. The Registration Rights Agreement with Castlerigg prohibits us from registering any other shares for 90 days, as does the Registration Rights Agreement with Brivis and Stranco. These Registration Rights provisions conflict with our obligation to register the shares underlying the Series A Convertible Preferred Stock and the warrants issued in connection with the Series A Convertible Preferred Stock.

Line of Credit

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


            Minimum working capital ratio = .75 to 1

            XCEL  must be profitable

      Additionally, we agreed to pay $37,500 and issue 30,000 stock purchase warrants to a consultant for services relating to the line of credit. Each warrant entitles the holder to purchase one share of Common Stock at an exercise price of $0.95. The warrants expire February 2008.

Private Placement - Series A Convertible Preferred Stock

      In fall 2003, the Company completed a Private Placement to accredited investors for the sale 2,352,948 units of the Company's Series A Convertible Preferred Stock ("Series A Preferred") and one warrant to purchase one share of common stock at a purchase price of $0.85. As a result, the Company issued 2,352,948 shares of its 5,000,000 authorized shares of preferred stock, which has a par value of $0.001. The Series A Preferred stock converts into shares of the Company's common stock at $0.85 per share on the earlier of 1) the request of the Holder; 2) three years from the closing date; or 3) if, after two years from the Closing Date, the Company's common stock trades at a closing bid price greater than $4.00 for 20 consecutive days. The Holders of the Series A Preferred stock are entitled to receive dividends at 8% per annum payable in cash or, at the Company's sole discretion, in registered shares of the Company's common stock, at the end of each calendar quarter and three years from the date of closing. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $1.10 per share. The warrants expire three years from the date of closing. This Private Placement was fully subscribed and the Company issued approximately 2,352,948 units, which generated net proceeds totaling approximately $1,663,000.

      Additionally, the Company granted 941,177 stock purchase warrants to Spencer Trask Ventures, Inc. for services relating to the sale of the preferred stock. Each warrant entitles the holder to purchase one share of common stock at an average exercise price of $1.03. The warrants expire in August 2008. Spencer Trask Ventures, Inc., also received a 3% non-accountable expense allowance and 500,000 shares of Common Stock for consulting services.

Securities Purchase Agreements

      In February and March 2003, we entered into Securities Purchase Agreements providing for the sale of 224,546 units, comprised of 224,546 shares of the Company's Common Stock and 224,546 Common Stock purchase warrants at $0.55 per unit. The shares are restricted pursuant to Rule 144 of the Securities Act of 1933. Each warrant entitles the holder to purchase one share of Common Stock at an exercise price of $1.00. The warrants expire three years from the date of grant. Proceeds from the sale of shares and warrants totaled $123,500. We have agreed to register the shares of Common Stock included in the units and underlying the warrants.

      In April 2003, we entered into Securities Purchase Agreements providing for the sale of 110,000 units, comprised of 110,000 shares of the Company's Common Stock and 110,000 Common Stock purchase warrants at $0.90 per unit. The shares are restricted pursuant to Rule 144 of the Securities Act of 1933. Each warrant entitles the holder to purchase one share of Common Stock at an exercise price of $1.25. The warrants expire three years from the date of grant. Net proceeds from the sale of shares and warrants through April 8, 2003 totaled $93,600. We have agreed to register the Common Stock included in the units and the warrants.

      We believe that cash on hand will be insufficient to meet our anticipated needs for working capital, capital expenditures and business development for the next twelve months. We are currently in the process of negotiating the sale of equity securities of up to $3,000,000 and anticipate the closing of this transaction to be in the third quarter of 2004. If we are unable to raise additional funds, we may be forced to curtail or cease operations. Even if we are able to continue our operations, the failure to obtain debt or equity financing could have a substantial adverse effect on our business and financial results, and we may need to delay the purchase of additional companies. Although we have historically relied upon financing provided by our officers and directors to supplement operations, they are not legally obligated to provide the Company with any additional funding in the future.

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

The following table summarizes our contractual obligations at December 31, 2003:

                                                       Less Than       1 to 3        4 to 5          After
Contractual Obligation                    Total        One Year        Years          Years         5 Years
                                       ----------     ----------     ----------     ----------     ----------
Long-term debt                         $  321,213     $  197,313     $  123,900     $       --     $       --
Capital lease obligations                 105,586        105,586             --             --             --
Operating leases                        3,979,000        233,000        466,000        466,000      2,814,000
Convertible debentures                    730,000        730,000             --             --             --
Employment contract - Glaser              380,000        190,000        190,000             --             --
Employment contract - Tannous             380,000        190,000        190,000             --             --
Employment contract - Engel               300,000        150,000        150,000             --             --
                                       ----------     ----------     ----------     ----------     ----------
Total contractual cash obligations     $6,195,799     $1,795,899     $1,119,900     $  466,000     $2,814,000
                                       ==========     ==========     ==========     ==========     ==========

      The capital lease obligations on equipment, operating leases for our offices and warehouse, and employment contracts are operating expenses and are expected to be paid either with cash generated from operations or from financing activities. The repayment of principal on the long-term debt will either be paid by cash generated from operations or from financing activities. The convertible debentures are expected to be converted into shares of our common stock pursuant to the agreements, resulting in additional issuances of our common stock. In 2003, cash used for operating activities totaled ($1,144,947) while cash generated from financing activities totaled $1,577,747.

      Additionally, our other principal commitments consist of agreements with various consultants who will provide us with business development, public and financial relations, and raising additional debt or equity financing in exchange for stock of the Company or a portion of proceeds from the sale of stock. The amount due is based on the fair market price of our stock on the date the transaction is consummated and the value of the transaction.

SUBSEQUENT EVENTS

Loans Payable - Officer/Stockholders

      Two officers/stockholders loaned a total of $20,000 to us through April 12, 2004. These loans accrue interest at 8% per annum. The principal and any unpaid interest are due on demand.

Options and Warrants Exercised for Cash

      In January 2004, a business development firm exercised 125,000 options to purchase shares of our common stock. Options totaling 62,500 were exercised on a "cashless basis" and, as a result, we issued 39,583 shares of our common stock. The remaining 62,500 options generated net proceeds totaling approximately $34,000 and resulted in the issuance of 62,500 shares of our common stock.

      In February 2004, an individual exercised warrants to purchase 305,555 share of our common stock at an exercise price of $0.90 per share. The transaction generated net proceeds totaling $275,000.

Forbearance Agreement

      In March 2004, QBI entered into a forbearance agreement, which is in the process of being signed with a financial institution as to certain obligations under a credit facility (Notes 9 and 10). The financial institution had previously expressed its desire to no longer service accounts with credit facilities that are less than five million dollars and operate in QBI's industry sector. Pursuant to the agreement, the financial institution will forbear from exercising its rights and remedies as a result of all existing and continuing defaults through August 31, 2004 at which time, all amounts due the financial institution are due and payable. The financial institution may reduce the maximum line of credit by $1 million to $3 million and may reduce the maximum amount related to the inventory by $100,000 to $1.7 million. The financial institution has not exercised its right to impose these restrictions on QBI. Additionally, the monthly payment due to the financial institution on a note payable shall be increased to $30,000 from $22,793. The interest rates on all current obligations will increase by 2% per annum in excess of the rates that would otherwise be applicable. The Company is currently in discussions with several financial sources for a replacement credit facility. Management expects to have such replacement credit facility in place by August 31, 2004.

Amendment to Loan and Security Agreement

      In March 2004, XCEL entered into a First Amendment to Loan and Security Agreement with a finance company. Pursuant to the agreement, the maximum line of credit has been reduced by $450,000 to $300,000 and the advance rate was increased by 5% to 80% of XCEL's eligible accounts receivable. The eligible accounts receivable has been extended 30 days to 150 days from the date of service. The interest rate increased from 3.75% above XCEL's reference rate to approximately 12.8% per annum. Certain other fees were reduced, which offset the increased interest rate.

RECENTLY ISSUED PRONOUNCEMENTS

      In November 2002, FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Among other things, the
Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 is effective for guarantees issued or modified on or after January 1, 2003. The Company does not expect the adoption of this pronouncement to have a material impact to the Company's financial position or results of operations.

      In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51." This interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 ("FIN 46R"), which allowed companies with certain types of variable interest entities to defer implementation until March 31, 2004. The Company does not expect the adoption of this pronouncement to have a material impact to the Company's financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its consolidated financial position, results of operations or stockholders' equity.

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

      In December  2003,  the FASB issued  Summary of Statement No. 132 (revised
2003), "Employer's Disclosures about Pensions and Other Post Retirement Benefits
- an amendment to FASB Statements No. 87, 88, and 106." This statement revises employers' disclosures about pension plans and other postretirement benefit plans. However, it does not change the measurement or recognition of those plans as required by FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost. This statement also calls for certain information to be disclosed in financial statements for interim period. The disclosures required by this statement are effective for fiscal year ending after December 15, 2003. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial position or results of operations.

      In January 2004, the FASB issued FASB Staff Position No. FAS 106-1 ("FSP 106-1"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," (the "Act"). FSP 106-1 addresses the accounting impact of the Act, which was signed into law on December 8, 2003. Among other features, the Act introduces a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Companies sponsoring affected postretirement benefit plans may elect to defer recognition of the impact of the Act until (1) final FASB guidance on accounting for the federal subsidy provision of the Act is issued, or (2) a significant event calling for re-measurement of a plan's assets and obligations occurs. FSP 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The adoption of this accounting interpretation is not expected to have a material impact on the Company's consolidated financial statements.

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

ITEM 7. FINANCIAL STATEMENTS

      Our audited financial statements required by Item 310(a) of Regulation S-B, together with the independent auditors' reports of Stonefield Josephson, Inc. for fiscal years ended 2003 and 2002, begin on page F-1 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROLS AND PROCEDURES

      Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM  9.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS,  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The following table sets forth the name, age, position, and the start date of each director and executive officer of Health Sciences Group, Inc. and its subsidiaries at December 31, 2003. There are no other persons who can be classified as a promoter or controlling person of the Company.

--------------------------------------------------------------------------------------------------------------------------
                                                                                                             Position
      Name                         Age                     Title                                            Held Since
---------------------------------------------------------------------------------------------------------------------------
 Fred E. Tannous                   37       Co-chairman of the Board, Chief Executive
                                            Officer, and Treasurer                                            2000

 Bill Glaser                       37       Co-chairman of the Board, President, and Secretary                2000

 Jacob M. Engel                    47       General Manager of Operations                                     2003

 Joseph R. Schortz, CPA            54       President and Chief Executive Officer,
                                            Quality Botanical Ingredients, Inc.                               2003

 Allan Himmelstein                 56       President, Quality Botanical Ingredients, Inc.                    2004

 John Park                         43       President and Chief Executive Officer, XCEL
                                            Healthcare, Inc. and BioSelect Innovations, Inc.                  2003

 Ronald A. Gustilo                 39       Director of Operations, XCEL Healthcare, Inc.                     2001

 Dr. Daniel I. Gelber              52       Director of Research & Development,
                                            BioSelect Innovations, Inc.                                       2001

 William T. Walker, Jr.            72       Director                                                          2003
--------------------------------------------------------------------------------------------------------------------------


Health Sciences Group, Inc.

      FRED E. TANNOUS has been Co-chairman, Chief Executive Officer, and Treasurer, of Health Sciences Group since October 2000. Previously, Mr. Tannous was employed at DIRECTV, Inc. where he was involved in various capacities including valuing, structuring, and executing strategic investments. Prior to joining DIRECTV, a wholly owned subsidiary of Hughes Electronics Corporation, Mr. Tannous was with the corporate treasury organization of Hughes where he assisted in conducting valuations and effectuating financing transactions for the company's satellite and network communication units. From February 1996 to May 1999, Mr. Tannous served as Treasurer and Chief Financial Officer of Colorado Casino Resorts, Inc., a gaming and lodging concern with operations in Colorado. In addition to overseeing the company's finance and accounting operations, he was accountable for all corporate finance and treasury activities. Previously, as principal of his own consulting firm, Mr. Tannous consulted to several start-up ventures in various industries where he was instrumental in developing business plans, advising on business strategy and capital structure, and arranging venture financings. Mr. Tannous received an MBA in finance and accounting from the University of Chicago Graduate School of Business. He also holds a Masters and Bachelors degree in Electrical Engineering from the University of Southern California.

      BILL GLASER has been Co-chairman, President, and Secretary of Health Sciences Group since October 2000. Mr. Glaser was founder and Chief Executive Officer of Zenterprise, Inc., a comprehensive investment banking and corporate consulting firm which focused primarily on capital formation, M&A advisory, business strategy, marketing, and management consulting services for public and private companies. From September 1991 to July 1994, Mr. Glaser was a registered principal of a regional stock brokerage firm where he gained diverse experience in finance, management, marketing, sales, and public company relations. Previously, he was a registered representative at Drexel, Burnham, Lambert and Smith Barney. Mr. Glaser holds a Bachelors degree in finance and economics from the Ithaca College - School of Business.

      JACOB ENGEL. In August 2003 we entered into an Employment Agreement with Jacob Engel as General Manager of Operations and as a director, effective when we obtain Director and Officers liability insurance. Messrs. Tannous and Glaser agreed to vote their shares in favor of Mr. Engel's board position. Previously, Mr. Engel was a Director and Chief Operating Officer of a family-owned business known as Gel Spice Co, Inc., which is engaged in the manufacturing and distributing of spices and snack foods. The Employment Agreement with Mr. Engel provides for an annual salary of $150,000 and stock options for up to 2,000,000 shares of Common Stock, issued under our 2003 Stock Option, Deferred Stock and Restricted Stock Plan. The options granted to Mr. Engel will be exercisable upon Mr. Engel attaining certain performance benchmarks, at exercise prices ranging from $1.25 to $2.75 per share. Mr. Engel invested $250,000 in our Series A Convertible Preferred Stock. In October 2003 Mr. Engel was granted 100,000 shares of common stock in lieu of cash bonuses.

      WILLIAM T. WALKER, JR. is a Director. Mr. Walker was appointed to the company's Board of Directors in May, 2003, and is the founder of Walker Associates, a corporate finance consulting firm that acts as advisor to corporations and investment banks, and has served in that capacity since 1985. Prior to starting Walker Associates, he was Executive Vice President and Managing Director of Investment Banking for Bateman Eichler, Hill Richards, a regional West Coast NYSE investment banking firm, where he directed its merger into the Kemper Insurance Group. Mr. Walker currently chairs the board of SupraLife International and its subsidiaries, and serves as a director of King Thomason Group, Stone Mountain Financial Systems, Digid Technologies and Desert Health Products, Inc. He has served as a board member of the Securities Industry Association, a Governor of the Pacific Coast Stock Exchange, a member of the American Stock Exchange Advisory Committee, President of the Bond Club of Los Angeles, and Chairman of the California District Securities Industry Association. Mr. Walker graduated from Stanford University and served in the United States Air Force.

Quality Botanical Ingredients, Inc.

      JOE R. SCHORTZ, CPA has been President and Chief Executive Officer of Quality Botanical Ingredients (QBI), a Delaware Company since its acquisition by the Company in February 2003. From 1996, Mr. Schortz was the president of Quality Botanical Ingredients, Inc., a New Jersey Corporation and has been instrumental in providing strategic guidance and operational oversight in all aspects of the business resulting in streamlined operations, expanded customer base, increased revenues and profitability. From 1988 through 1995, as principal of his accounting practice, Mr. Schortz provided financial statement and tax return preparation services and provided consulting services on various aspects of the business including capital formation, management information systems, and financial planning. Mr. Schortz earned a Certified Public Accountants license in 1975, and practiced public accountancy from 1971 through 1996. He is currently active with the American Institute of Certified Public Accountants (AICPA), where he is a member of the Group of 100, the New Jersey Society of Certified Public Accountant's (NJSCPA) and the LCM Foundation International, Inc. Mr. Schortz also holds a Bachelor of Science degree in Accounting from Pfeiffer College. As of March 17, 2004, Mr. Schortz is no longer employed with QBI.

      ALLAN HIMMELSTEIN has been the President of Quality Botanical Ingredients since February 2004. Mr. Himmelstein has over 30 years of management experience in the food, chemical, and nutritional supplement industries. He is a seasoned executive with experience in all facets of business operations including executive management, production, sales, marketing and finance. Prior, Allan served as President of Martin Bauer Group, US operations of Martin Bauer GmbH, the largest botanical company worldwide. Previously, he was Vice President of Sales & Marketing of SpiceTec, a division of ConAgra, where he was responsible for streamlining operations and growing revenues by over 30%. Also, as Vice President of Genarom International, ConAgra's flavor division, Mr. Himmelstein was instrumental in making improvements in all aspects of the business including achieving FDA and USDA compliance. His other previous positions include serving as President of Dohler Savory Flavors, an international flavor manufacturer for the meat, cheese, and beverage industries; National Sales Manager of Rohm Tech, Inc., US operations of Rohm GmbH, a billion dollar chemical company; and in various other sales capacities at Kraft Foods. Mr. Himmelstein holds a Bachelors of Science degree from the University of Maryland.

XCEL Healthcare, Inc.

      RONALD A. GUSTILO has served as the Director of Operations where he oversees the day-to-day operations of XCEL Healthcare since July 1996, where he was responsible for implementing the operations plan and long-term growth strategy. Earlier, Mr. Gustilo was Manager and Certified Pharmacy Technician at NMC Homecare, Inc. In 1992, he started his career as a certified pharmacy technician with the Medical Center of North Hollywood in California. Mr. Gustilo holds a Bachelor of Science degree in Business Administration from the University of Phoenix. As of January 23, 2004, Mr. Gustilo is no longer employed with XCEL Healthcare, Inc.

      MR. JOHN PARK has served as the President and Chief Executive Officer of XCEL Healthcare and BioSelect Innovations, Inc. since October 2003. From 1994 to 2003, Mr. Park served as Director of Operations for BioMed Corporation, a developer, manufacturer and distribution of unique OTC pharmaceutical and cosmeceutical products and medical devices. During his nine-year tenure there, he was responsible for supervising the engineering and development of proprietary technologies and obtaining FDA, ISO and GMP compliance, marketing and distribution of the finished products. From 1987 to 1994, he was an executive at Texas Instruments, where he was responsible for integrating and positioning its semiconductor business. Previously, he worked for Exxon Chemicals in quality assurance. Mr. Park holds an MBA degree from Houston Baptist University, and was awarded undergraduate and graduate degrees in Materials Sciences from Rice University.

BioSelect Innovations, Inc.

      DR. DANIEL I. GELBER has served as Director of Research and Development for BioSelect Innovations since July 1996 where he manages product development initiatives and oversees the company's specialty compounding efforts. Earlier, Dr. Gelber was Pharmacist Specialist at NMC Homecare, Inc. Previously, he held several management positions in other segments of the industry, including radiopharmacy, nutritional support, manufacturing, operations and TPN. Dr. Gelber is a member of several industry associations including the American Pharmaceutical Association, American Nutraceutical Association, and International Academy of Integrated Medicine. As a recognized leader in his field, Dr. Gelber is frequently asked to participate in educational endeavors for prominent institutions. Dr. Gelber earned a Doctor of Pharmacy from the University of Southern California. He also holds a Bachelor of Science degree in Bacteriology from University of California, Los Angeles. As of January 1, 2004, Dr. Gelber is retained as a Consultant on a part-time basis.

Other Key Personnel and Consultants

      STEVEN ANTEBI. In August 2003 we entered into a Consulting Agreement with Mr. Steven Antebi. Mr. Antebi is currently president of Novante Communications, with which he has been associated with since 1993. He is primarily involved in asset-backed lending and equity investments. Previously, he ran Maple Technology Ventures, The Maple Fund and Maple Partners. From 1973 to 1991, Mr. Antebi was Managing Director at Bear Stearns' Los Angeles office. He is currently a director of The Holman Group, and Clientsoft, and sits on the board of Cedars Sinai Hospital. Pursuant to the Consulting Agreement, Mr. Antebi will provide advice to the Company about financial and related matters and has agreed, subject to our obtaining Directors' and Officers' insurance, to become at our request a Director or Chairman of the Board of Directors. Compensation to Mr. Antebi will be in the form of Warrants to his corporation, Blue & Gold Enterprises LLC, for up to 2,000,000 shares of common stock, of which 500,000 are vested, the balance exercisable upon attaining certain performance benchmarks, at exercise prices ranging from $1.25 to $2.75 per share, and are callable at $.01 per share within 90 days of vesting upon the occurrence of certain events. Mr. Antebi has invested $250,000 in our Series A Convertible Preferred Stock.

      SPENCER TRASK VENTURES, INC. In August 2003 we entered into a Consulting Agreement with Spencer Trask whereby Spencer Trask will, apart from acting as the Introducing Agent in connection with our Series A Convertible Preferred Private Placement, for a two-year period, consult with and advise the Company with respect to financial planning, corporate organization and structure, financial matters in connection with the operation of the business of the Company, private and public equity and debt financing, acquisitions, mergers and other similar business combinations, management and directors, and our overall progress, needs and financial condition. In connection with these advisory services, we agreed to issue to Spencer Trask 500,000 shares of Common Stock, which shares will not vest and be saleable until after the earlier of a) one year, b) the date the average closing bid price for the Common Stock has been $3.00 or more (subject to adjustment to reflect stock splits, stock dividends and the like) for ten (10) consecutive trading days, or c) two months after the date the Company's shares of Common Stock are first traded on the American Stock Exchange or the NASDAQ SmallCap Market; vesting of the shares will then be at the rate of 25% per calendar quarter.

Directors

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

      While we have not established an Audit Committee at the present time, the entire Board of Directors acts as the Audit Committee until such time that an Audit Committee is formed and financial expert is elected. The Board of Directors adopted a Code of Ethics on July 10, 2003.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth, for the fiscal years ended December 31, 2003 and 2002, the compensation paid or accrued by the Company to its below named officers:


                                                     SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------------
                                                          Annual Compensation                                 Awards
                                  --------------------------------------------------------------------------------------------------
                                                                                        Restricted    Securities
            Name and                                                       Other Annual   Stock       Underlying       All Other
       Principal Position         Year         Salary($)       Bonus($)    Compensation  Awards($)   Options/SARs    Compensation
------------------------------------------------------------------------------------------------------------------------------------
Fred E. Tannous                  12/31/03      $190,000            --            --      $150,000            --               --
CEO, Treasurer                   12/31/02      $190,000            --            --            --       350,000               --
Health Sciences Group, Inc.
------------------------------------------------------------------------------------------------------------------------------------
Bill Glaser                      12/31/03      $190,000            --            --      $150,000            --               --
President, Secretary             12/31/02      $190,000            --            --            --       350,000               --
Health Sciences Group, Inc.
------------------------------------------------------------------------------------------------------------------------------------
Jacob Engel                      12/31/03      $ 49,615            --            --      $101,000       500,000               --
General Manager of               12/31/02            --            --            --            --            --               --
  Operations
Health Sciences Group, Inc.
------------------------------------------------------------------------------------------------------------------------------------
John Park                        12/31/03      $ 22,115            --            --            --       300,000(1)            --
President & CEO                  12/31/02            --            --            --            --            --               --
XCEL Healthcare, Inc. and
BioSelect Innovations, Inc.
------------------------------------------------------------------------------------------------------------------------------------
Ronald A. Gustilo(2)             12/31/03      $ 93,236            --            --            --            --               --
Director of Operations           12/31/02      $ 84,756      $ 12,552            --      $ 95,760            --               --
XCEL Healthcare, Inc.
------------------------------------------------------------------------------------------------------------------------------------
Daniel I. Gelber(3)              12/31/03      $137,500            --            --            --            --               --
Director of R&D                  12/31/02      $125,000      $ 18,511            --      $ 95,760            --               --
BioSelect Innovations, Inc.
------------------------------------------------------------------------------------------------------------------------------------
Joseph R. Schortz(4)             12/31/03      $160,880            --            --            --            --               --
President & CEO                  12/31/02            --            --            --            --            --               --
Quality Botanical
  Ingredients, Inc.
------------------------------------------------------------------------------------------------------------------------------------

(1)   Mr. Park's options vest equally over a three-year period.

(2) As of January 23, 2004, Mr. Gustilo is no longer employed with the Company.

(3) As of January 1, 2004, Dr. Gelber is retained as a Consultant on a part-time basis with the Company.

(4)   As of March 17, 2004, Mr. Schortz is no longer employed with the Company.

      The table below sets forth information concerning the exercise of options during 2003 along with the aggregate 2003 year-end option holdings of the below named officers of the Company:

         AGGREGATED OPTION EXERCISES IN 2003 AND YEAR-END OPTION VALUES
                                  COMMON STOCK

-------------------------------------------------------------------------------------------------------------------------------
                                                                   Number of securities                Value of  unexercised
                                                                    underlying options                    at in-the-money
                       Shares Acquired           Value               December 31, 2003                      options at
Name                       on Exercise         Realized          Exercisable/Unexercisable               December 31, 2003
-------------------------------------------------------------------------------------------------------------------------------
Fred E. Tannous                 --                 --                  350,000/0                          $287,000
Bill Glaser                     --                 --                  350,000/0                          $287,000
-------------------------------------------------------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information concerning common stock ownership by beneficial owners of five percent or more of our common stock and each of our officers and directors and our officers and directors as a group:

-------------------------------------------------------------------------------------------------------------------------
                                 Name and Address                               Amount of                      Percent of
Title of Class                   of Beneficial Owner                      Beneficial Ownership (1)               Class
-------------------------------------------------------------------------------------------------------------------------
Common                           Fred E. Tannous
$0.001 par value                 6080 Center Drive, 6th Floor                    2,257,578  (2)                     17.1%
                                 Los Angeles, CA 90045
-------------------------------------------------------------------------------------------------------------------------
Common                           Bill Glaser
$0.001 par value                 6080 Center Drive, 6th Floor                    2,240,397  (2)                     17.0%
                                 Los Angeles, CA 90045
-------------------------------------------------------------------------------------------------------------------------
Common                           William J. Ritger
$0.001 par value                 623 Ocean Avenue                                1,485,630  (3)                     11.0%
                                 Sea Girt, NJ 08750
-------------------------------------------------------------------------------------------------------------------------
Common                           Jacob M. Engel
$0.001 par value                 10 Gel Court                                      909,812  (4)                      6.7%
                                 Monsey, NY 10952
-------------------------------------------------------------------------------------------------------------------------
Common                           Joseph R. Schortz
$0.001 par value                 6080 Center Drive, 6th Floor                      880,800  (5)                      6.9%
                                 Los Angeles, CA 90045
-------------------------------------------------------------------------------------------------------------------------
Common                           John Liviakis
$0.001 par value                 655 Redwood Highway, Suite 255                    848,323  (6)                      6.6%
                                 Mill Valley, CA 94941
-------------------------------------------------------------------------------------------------------------------------
Common                           Blue & Gold Enterprises, LLC
$0.001 par value                 10430 Wilshire Blvd., Suite 203                   809,819  (7)                      5.9%
                                 Los Angeles, CA 90024
-------------------------------------------------------------------------------------------------------------------------
Common                           William T. Walker, Jr.
$0.001 par value                 6080 Center Drive, 6th Floor                       50,000  (8)                      0.4%
                                 Los Angeles, CA 90045
-------------------------------------------------------------------------------------------------------------------------
Common                           All officers and directors                      4,547,975                          33.5%
$0.001 par value                 as a group (three persons)
-------------------------------------------------------------------------------------------------------------------------
Common                           Total shares issued and outstanding            12,839,277  (9)
-------------------------------------------------------------------------------------------------------------------------

(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person and which are exercisable within 60 days of the date of this report have been exercised. However, the options or warrants are not treated as outstanding for the purposes of computing the percentage of any other person. The calculation is based on 12,839,277 shares of common stock outstanding, not counting options or warrants, except with respect to a holder of such options or warrants. As to such holder, his percentage assumes that the shares underlying his options and warrants have been exercised and are added to the base of 12,839,277 shares of common stock outstanding for the purpose of calculations his percentage, and not of any other persons in the table.

(2) Includes options to purchase 350,000 shares at the exercise price of $0.55 per share, exercisable within 60 days.

(3) Mr. Ritger's beneficial ownership presented includes 122,760 shares held in the name of The Research Works, 127,273 shares held in the name of Seaside Partners, LP and 6,944 shares held in the name of his son, Michael Ritger. Also included in Mr. Ritger's beneficial ownership are warrants to purchase 644,057 shares at exercise price of $0.90, exercisable within 60 days.

(4) Mr. Engel's beneficial ownership presented includes 115,694 shares of common stock, a financing warrant to purchase 294,118 shares at the exercise price of $1.10 per share, and a consulting warrant to purchase 500,000 shares at the exercise price of $1.25 per share, both warrants exercisable within 60 days.

(5) Joe Schortz was President and CEO of Quality Botanical Ingredients, Inc., which was acquired by the Company on February 25, 2003, effective January 1, 2003. Of the 880,800 shares, a total of 433,333 are held in an escrow account for a period of one year and subject to set-off conditions pursuant to the QBI Asset Purchase Agreement. Of the 433,333 shares held in escrow, 216,667 are issued to Mr. Schortz and 216,666 are issued to The Botanical Trust. Mr. Schortz has sole voting and dispositive powers with respect to a total of 437,383 shares held by The Botanical Trust, a New Jersey Grantor Trust. The sole beneficiary of the Trust is Nathan Belkowitz. Mr. Schortz may receive additional, if any, which may be issued subject to the conditions described in Footnote (9) below. Shares held by Mr. Schortz are subject to a Lock-Up Agreement.

(6) Mr. Liviakis' beneficial ownership presented includes 315,000 shares held in the name of Liviakis Financial Communications, Inc. and 79,598 shares held in the name of his son, Michael Liviakis. Shares held by Mr. Liviakis, Michael Liviakis and Liviakis Financial Communications, Inc. are subject to lock-up/leak-out provisions as outlined in a Settlement Agreement and Mutual General Release entered into in March 2002.

(7) Mr. Steven Antebi is the Managing member of Blue & Gold Enterprises, LLC. The beneficial ownership of Blue & Gold Enterprises, LLC presented includes 15,701 shares of common stock, a financing warrant to purchase 294,118 shares at the exercise price of $1.10 per share, and a consulting warrant to purchase 500,000 shares at the exercise price of $1.25 per share, both warrants exercisable within 60 days.

(8) Mr. Walker's beneficial ownership includes options to purchase 50,000 shares at the exercise price of $1.25 per share, exercisable within 60 days.

(9) Pursuant to an Asset Purchase Agreement dated November 30, 2002 for the purchase of the assets of Quality Botanical Ingredients, Inc. ("QBI"), the Company was contingently obligated to issue additional shares of Common Stock to the Sellers if the average bid price of the Company's stock was not more than $2.75 per share for fifteen (15) days during the three month period of November 21, 2003 through January 21, 2004 ("Measurement
      Period") in an amount equal to the lesser of (A) 1,250,000 shares or (B) the amount determined by subtracting from $2.75, the highest average closing bid price achieved over a fifteen (15) day moving average during the Measurement Period (the "Highest Price") and multiplying the resulting dollar amount by 1,000,000 and then dividing the result by the Highest Price. Pursuant to an Amendment to the Asset Purchase Agreement dated September 26, 2003, the Sellers agreed to reduce the 1,250,000 maximum share amount in the above formula to 750,000 shares and pursuant to oral discussions in March 2004, the Sellers further indicated they would agree to the complete cancellation of the Company obligation to issue any such additional shares. The Asset Purchase Agreement also provided for the issuance of up to 250,000 shares of the Company's Common Stock if certain performance benchmarks were to be achieved during the twelve (12) month period from February 21, 2003 through February 21, 2004. The Sellers of the QBI assets have also orally agreed to forego any such additional performance shares which the Company believes they would not in any case have been entitled to receive under the benchmarks set in the Asset Purchase Agreement.

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

      JACOB ENGEL. In August 2003 we entered into an Employment Agreement with Jacob Engel as General Manager of Operations. The Employment Agreement with Mr. Engel provides for an annual salary of $150,000 and stock options for up to 2,000,000 shares of Common Stock, issued under our 2003 Stock Option, Deferred Stock and Restricted Stock Plan. The options granted to Mr. Engel will be exercisable upon Mr. Engel attaining certain performance benchmarks, at exercise prices ranging from $1.25 to $2.75 per share. Mr. Engel invested $250,000 in our Series A Convertible Preferred Stock. In October 2003, Mr. Engel was granted 100,000 shares of common stock in lieu of cash bonuses.

Quality Botanical Ingredients, Inc.

      JOE R. SCHORTZ, CPA. Pursuant to an Employment Agreement, which became effective January 1, 2003, and is scheduled for expiration on December 31, 2005. Mr. Schortz has served and continues to serve as President and Chief Executive Officer for Quality Botanical Ingredients. The Agreement provides that Mr. Schortz is to receive an annual salary of not less than $150,000 plus incentive compensation equal to two percent (2%) of QBI's net pre-tax operating income during the fiscal year. Mr. Schortz is also party to a Non-Competition and Confidentiality Agreement with QBI. Mr. Schortz is also entitled to receive other benefit programs generally available to executive officers. As of March 17, 2004, Mr. Schortz is no longer employed with the Company and his Employment Agreement is cancelled.

XCEL Healthcare, Inc.

      RONALD A. GUSTILO. Pursuant to an Employment Agreement, which became effective December 14, 2001, and is scheduled for expiration on December 31, 2004, Mr. Gustilo has served and continues to serve as Director of Operations for XCEL Healthcare, Inc. The Agreement provides that Mr. Gustilo is to receive an annual salary of not less than $85,000, subject to increases by 10% per annum based on the combined gross revenues earned by XCEL and BioSelect in a fiscal year increasing by at least 30% over the prior fiscal year. Mr. Gustilo is also entitled to receive an annual bonus, incentive, stock and other benefit programs subject to achievement of key pre-determined milestones tied to annual growth rates in revenues and net income. Mr. Gustilo is party to Confidentiality and Non-Competition Agreement and with XCEL and BioSelect. As of January 23, 2004, Mr. Gustilo is no longer employed with the Company and his Employment Agreement is cancelled.

BioSelect Innovations, Inc.

      DR. DANIEL I. GELBER. Pursuant to an Employment Agreement, which became effective December 14, 2001, and is scheduled for expiration on December 31, 2004, Dr. Gelber has served and continues to serve as Director of Research and Development for BioSelect Innovations, Inc. The Agreement provides that Dr. Gelber is to receive an annual salary of not less than $125,000, subject to increases by 10% per annum based on the combined gross revenues earned by XCEL and BioSelect in a fiscal year increasing by at least 30% over the prior fiscal year. Dr. Gelber is also entitled to receive an annual bonus, incentive, stock and other benefit programs subject to achievement of key pre-determined milestones tied to annual growth rates in revenues and net income. Dr. Gelber is party to Confidentiality and Non-Competition Agreement and with XCEL and BioSelect. As of January 1, 2004, Dr. Gelber is retained as a Consultant with the Company on a part-time basis and his Employment Agreement is cancelled.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      With the recent acquisition of QBI on February 25, 2003, effective January 1, 2003, the Company assumed the lease on QBI's 53,000 square foot warehouse and processing facility located in South Plainfield, New Jersey. The term of the lease is twenty five years starting on May 1, 1997. The lessor is MRA Associates, LLC, a New Jersey limited liability company, a third of which is beneficially owned by Joseph R. Schortz, the former President and Chief Executive Officer of QBI. The Company holds an option to purchase the property from MRA Associates for $2,250,000. The option expires in five years.

      The following is a schedule of years of approximately future minimum annual rental payments required under the operating lease as of December 31, 2003:

           Year ending December 31,
             2004                                             $      233,000
             2005                                                    233,000
             2006                                                    233,000
             2007                                                    233,000
             2008                                                    233,000
             Thereafter                                            2,814,000
                                                              --------------

                                                              $    3,979,000
                                                              ==============

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a.    Reports on Form 8-K Filed During the Company's Fourth Fiscal Quarter

      None.

b.    Exhibits

      The exhibits required to be filed by Item 601 of Regulation S-B are incorporated herein by reference to the Exhibit Index of this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table presents fees for professional services rendered by Stonefield Josephson, Inc. for the audit of the Company's annual financial statements for fiscal years 2003 and 2002, for reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for fiscal years 2003 and 2002, respectively and fees billed for other services rendered by Stonefield Josephson, Inc. Additionally, included in the following table is approximately $14,000 of fees billed by Amper, Politziner & Mattia P.C. for its review of the Company's Registration Statement on Form SB-2, which included the balance sheet of QBI at December 31, 2001, the date that was audited by Amper, Politziner & Mattia.

                                           2003             2002
                                         --------        --------
               Audit fees                $114,684        $ 93,307
               Audit related fees          28,602           6,000
               Tax fees                     8,459           5,314
               All other fees                  --              --
                                         --------        --------

                                         $151,745        $104,621
                                         ========        ========

      Audit related fees represent the review of the Company's Registration Statements on Form SB-2.

      All  fees  described  above  were  pre-approved  by  the  Company's  Audit
Committee.

      The Audit Committee does not currently have any pre-approval policies.


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

             4.3.5(1) Private Placement Subscription Agreement signature page for Eilish Levine

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

             10.7.10(11)  Pledge and Security Agreement by and Between Fred E.
                          Tannous, Bill Glaser and Brivis Investments, Ltd., Stranco Investments, Ltd.

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

             10.8.4(11)   Corporate Guaranty made by Health Sciences Group, Inc.
                          in favor of Meridian Commercial Healthcare Finance,
                          LLC.

             10.8.5(11)   Subordination Agreement among XCEL Healthcare, Inc.,
                          Mac Rosenstein and Meridian Commercial Healthcare
                          Finance, LLC.

             10.8.6(11)   Subordination Agreement among XCEL Healthcare, Inc.,
                          Moe Gelber and Meridian Commercial Healthcare Finance,
                          LLC.

             10.8.7(11)   HIPAA Business Associate Addendum by and between XCEL
                          Healthcare, Inc. and Meridian Commercial Healthcare
                          Finance, LLC.

             10.9(13)     Spencer Trask Stock Purchase Warrant, 385,530 shares

             10.10(13)    Spencer Trask Stock Purchase Warrant, 385,529 shares

             10.11(13)    Spencer Trask Consulting Agreement, July 7, 2003

             10.12(13)    Spencer Trask Amendment to Consulting Agreement, No.
                          1, August 7, 2003

             10.12.1(13)  Modification of Spencer Trask Warrants, Form of,
                          August 2003

             10.13(13)    Executive Employment Agreement, dated August 11, 2003,
                          with Jacob Engel

             10.13.1(13)  Stock Option Agreement, Jacob Engel, 2,000,000 shares,
                          August 11, 2003

             10.14(13)    12% Debenture, May 21, 2003, Castlerigg Master
                          Investments, Ltd.

             10.15(13)    Securities Purchase Agreement, May 21, 2003,
                          Castlerigg Master Investments, Ltd.

             10.16(13)    Registration Rights Agreement, May 21, 2003,
                          Castlerigg Master Investments, Ltd

             10.17(13)    Warrant to Purchase 588,235 shares of Common Stock,
                          Castlerigg Master Investments, Ltd.

             10.18(13)    Warrant to Purchase 88,235 shares of Common Stock,
                          Vestcom

             10.19(13)    Security Agreement, May 21, 2003, Castlerigg Master
                          Investments, Ltd.

             10.20(13)    Consulting Agreement, August 1, 2003, Steven Antebi

             10.21(13)    Warrant Certificate, 2,000,000 shares, Steven Antebi,
                          August 1, 2003

             10.22(13)    2003 Stock Option, Deferred Stock & Restricted Stock
                          Plan

             10.23(13)    Form of Subscription Agreement for Series A
                          Convertible Preferred Stock

             10.24(13)    Registration Rights Agreement for Series A Convertible
                          Preferred Stock, Form of

             10.25(13)    Common Stock Purchase Warrant, Form of, for Series A
                          Convertible Preferred Stock Offering

             10.26(13)    Indemnity Agreement, August 1, 2003 with Jacob Engel,
                          Fred Tannous, Bill Glaser and William T. Walker

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

             23.1(9) Consent of Stonefield Josephson, Inc., Certified Public Accountants

             23.2(1)      Consent of Counsel (See Exhibit 5.1)

             23.2(2)      Consent of Counsel (See Exhibit 5.1)

             23.2(3)      Consent of Vanderkam & Sanders (included in Exhibit
                          5.1)

             31.1* Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13A-14 and 15D-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             31.2* Certification of Principal Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13A-14 and 15D-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             32.1* Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002.

             32.2* Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

             99.9(7)      Press release dated December 17, 2001.

             99.10(12)    Form of Securities Purchase Agreement dated December
                          20, 2002 used in connection with private placement.

             99.11(12)    Form of Stock Purchase Warrant used in connection with
                          private placement.

             99.12(12)    Form of Registration Rights Agreement dated December
                          20, 2002 used in connection with private placement.

             99.13(12)    Term Sheet for April 2003 private placement

             99.14(12)    Form of Registration Rights Agreement for April 2003
                          private placement

             99.15(12)    Form of Stock Purchase Warrant for April 2003 private
                          placement

             99.16(12)    Form of Subscription Agreement for April 2003 private
                          placement

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

(11) Filed as an exhibit to our Annual Report on Form 10-KSB, for fiscal year ended December 31, 2002, filed on April 16, 2003, and herein incorporated by reference.

(12) Filed as an exhibit to our Registration Statement on Form SB-2 filed on May 20, 2003 (File No. 333-105407) and herein incorporated by reference.

(13) Filed as an exhibit to our Registration Statement (pre-effective Amendment No. 1) on Form SB-2 filed on October 16, 2003 (File No. 333-105407) and herein incorporated by reference.

*     Filed herewith

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the issuer has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized this 12th day of April, 2004.


                               HEALTH SCIENCES GROUP, INC.

                               By: /s/ Fred E. Tannous
                                   Fred E. Tannous
                                   Chief Executive Officer,
                                   Principal Financial Officer, and Co-chairman

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the issuer in the capacities and on the dates indicated.


April 12, 2004                By: /s/ Fred E. Tannous
                                  --------------------------------------------
                                  Fred E. Tannous
                                  Chief Executive Officer,
                                  Principal Financial Officer, and Co-chairman


April 12, 2004                By: /s/ Bill Glaser
                                  --------------------------------------------
                                  Bill Glaser
                                  President, Secretary, and Co-chairman


April 12, 2004                By: /s/ David Johnson
                                  --------------------------------------------
                                  David Johnson
                                  Controller




April 12, 2004                By: /s/ William T. Walker, Jr.
                                  --------------------------------------------
                                  William T. Walker, Jr.
                                  Director

                                                     HEALTH SCIENCES GROUP, INC.
                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------


                                                                                Page
                                                                                ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                               F-1

CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheets                                                F-2

      Consolidated Statements of Operations and Other  Comprehensive Loss        F-3

      Statements of Stockholders' Equity                                      F-4 - F-8

      Consolidated Statements of Cash Flows                                  F-9 - F-10

      Notes to Consolidated Financial Statements                             F-11 - F-39

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Health Sciences Group, Inc. and Subsidiaries
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Health Sciences Group, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations and other comprehensive loss, stockholders' equity and cash flows for the two year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Sciences Group, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their consolidated operations and their consolidated cash flows for the two year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's net loss and negative working capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note
2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  STONEFIELD JOSEPHSON, INC.
-------------------------------
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
March 15, 2004

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                  December 31,      December 31
                                                                                     2003              2002
                                                                                  ------------      ------------
                            ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                       $    265,060      $    169,024
  Accounts receivable, net of provision for uncollectible
    accounts and contractual allowance                                               1,854,339           567,047
  Inventory                                                                          2,586,739           156,953
  Prepaid expenses                                                                      95,992            93,655
  Deferred acquisition cost                                                                 --           281,152
                                                                                  ------------      ------------

            Total current assets                                                     4,802,130         1,267,831

MACHINERY, FURNITURE AND EQUIPMENT, net of accumulated depreciation
  and amortization                                                                   1,416,227           131,796

SECURITY DEPOSITS HELD                                                                  92,890                --
LOAN FEES, net of accumulated amortization                                             242,515             1,333
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED                                  350,546           350,546
INTANGIBLE ASSETS, net of accumulated amortization                                   3,995,713         4,219,904
                                                                                  ------------      ------------

                                                                                  $ 10,900,021      $  5,971,410
                                                                                  ============      ============


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable and accrued expenses                                           $  2,761,665      $  1,021,349
  Lines of credit                                                                    2,999,511            73,150
  Current maturities of notes payable                                                  197,313           217,572
  Obligations under capitalized leases                                                 105,586            21,799
  Other current liabilities                                                            167,548             1,800
                                                                                  ------------      ------------

            Total current liabilities                                                6,231,623         1,335,670

CONVERTIBLE DEBENTURES PAYABLE, net of unamortized discount of $217,794                512,206                --
NOTES PAYABLE, less current maturities                                                 123,900           165,772
WARRANT LIABILITY                                                                    2,319,169                --
SERIES A CONVERTIBLE PREFERRED STOCK, net of unamortized discount of $869,203          794,197                --
                                                                                  ------------      ------------

            Total liabilities                                                        9,981,095         1,501,442
                                                                                  ------------      ------------

STOCKHOLDERS' EQUITY:
  Common stock; $0.001 par value, 50,000,000 shares
    authorized, 12,739,277 and 9,164,183 shares issued and
    outstanding at December 31, 2003 and 2002, respectively                             12,739             9,164
  Additional paid-in capital                                                        13,947,598         9,518,570
  Cost of treasury shares                                                              (52,500)               --
  Prepaid compensation expense                                                        (515,170)               --
  Accumulated other comprehensive loss                                                      --            (3,087)
  Accumulated deficit                                                              (12,473,741)       (5,054,679)
                                                                                  ------------      ------------

          Total stockholders' equity                                                   918,926         4,469,968
                                                                                  ------------      ------------

                                                                                  $ 10,900,021      $  5,971,410
                                                                                  ============      ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                                        OTHER COMPREHENSIVE LOSS
--------------------------------------------------------------------------------

                                                                     Year ended         Year ended
                                                                  December 31, 2003  December 31, 2002
                                                                  -----------------  -----------------
SALES, net                                                           $ 17,771,050      $  5,537,991

COST OF GOODS SOLD                                                     15,494,037         4,049,126
                                                                     ------------      ------------

GROSS PROFIT                                                            2,277,013         1,488,865
                                                                     ------------      ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  Salary expense - cash portion                                         2,443,555           900,898
  Salary expense - value of stock issued to employees - non-cash          552,265           417,812
  Legal and consulting expenses - cash portion                            318,996           742,849
  Legal and consulting expenses - value of stock, options and
    warrants issued - non-cash                                          1,386,631         2,383,516
  Depreciation and amortization                                           600,255           292,060
  Research and development                                                 48,650            54,050
  Other selling, general and administrative expenses                    2,478,740           777,798
                                                                     ------------      ------------

TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      7,829,092         5,568,983
                                                                     ------------      ------------

LOSS FROM OPERATIONS                                                   (5,552,079)       (4,080,118)
                                                                     ------------      ------------

OTHER (EXPENSE) AND INCOME:

Interest expense recorded as amortization of discounts
  on convertible debentures                                              (582,206)               --
Interest expense recorded as amortization of discounts
  on convertible preferred stock                                         (121,945)               --
Interest expense on all other obligations                                (369,701)         (203,818)
Change in fair value of warrant liability                                (677,763)               --
Other expense                                                            (211,408)               --
Other income                                                               96,040                --
                                                                     ------------      ------------

TOTAL OTHER EXPENSE                                                    (1,866,983)         (203,818)
                                                                     ------------      ------------

LOSS BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES                  (7,419,062)       (4,283,936)

PROVISION FOR INCOME TAXES                                                     --                --
                                                                     ------------      ------------

NET LOSS                                                               (7,419,062)       (4,283,936)

PREFERRED DIVIDENDS                                                    (1,028,214)               --
                                                                     ------------      ------------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                           (8,447,276)       (4,283,936)

OTHER COMPREHENSIVE LOSS -
  unrealized loss on marketable securities                                     --            (1,425)
                                                                     ------------      ------------

TOTAL COMPREHENSIVE LOSS                                             $ (8,447,276)     $ (4,285,361)
                                                                     ============      ============

NET LOSS PER SHARE AVAILABLE TO
  COMMON SHAREHOLDERS - basic and diluted                            $      (0.76)     $      (0.73)
                                                                     ============      ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - basic and diluted                                      11,101,217         5,835,319
                                                                     ============      ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                   Common stock               Additional        Cost of         Prepaid
                                           -----------------------------       paid-in         treasury       compensation
                                              Shares           Amount          capital          shares          expense
-----------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002                   6,808,684      $     6,809      $ 5,895,738      $        --     $  (145,833)

Return of Company's common stock
  in exchange for investment in equity
  securities                                (1,700,000)          (1,700)        (843,277)              --              --

Issuance of common stock
  for services                                 678,518              679        1,777,340               --              --

Prepaid compensation expense
  issued as shares to stockholders                  --               --               --               --         145,833

Stock options exercised for cash               105,000              105          118,645               --              --

Stock options exercised by officers of
  the Company on a "cashless" basis             91,962               92              (92)              --              --

Issuance of common stock
  for cash                                     392,929              393          374,607               --              --

Issuance of common stock pursuant
  to price adjustment provision                 94,444               94           92,461               --              --

Stock options issued in exchange
  for services                                      --               --          614,077               --              --

Stock options exercised by officers
  of the Company in exchange for
  notes payable                                400,000              400           99,600               --              --

                                                 Other                              Total
                                              comprehensive      Accumulated     stockholders'
                                                  loss            deficit          equity
--------------------------------------------------------------------------------------------------
Balance at January 1, 2002                     $    (1,662)     $  (770,743)     $ 4,984,309

Return of Company's common stock
  in exchange for investment in equity
  securities                                            --               --         (844,977)

Issuance of common stock
  for services                                          --               --        1,778,019

Prepaid compensation expense
  issued as shares to stockholders                      --               --          145,833

Stock options exercised for cash                        --               --          118,750

Stock options exercised by officers of
  the Company on a "cashless" basis                     --               --               --

Issuance of common stock
  for cash                                              --               --          375,000

Issuance of common stock pursuant
  to price adjustment provision                         --               --           92,555

Stock options issued in exchange
  for services                                          --               --          614,077

Stock options exercised by officers
  of the Company in exchange for
  notes payable                                         --               --          100,000


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
--------------------------------------------------------------------------------


                                                 Common stock             Additional      Cost of      Prepaid
                                          ----------------------------     paid-in       treasury    compensation
                                            Shares           Amount        capital        shares       expense
------------------------------------------------------------------------------------------------------------------------
Issuance of common stock to officers
  of the Company in exchange for
  note payable and accrued interest         707,229            707        388,270             --             --

Issuance of common stock to officers
  of the Company as compensation            744,056            744        408,487             --             --

Issuance of common stock in exchange
   for note payable                         193,066            193        163,913             --             --

Issuance of common stock pursuant
  to a settlement agreement                 648,295            648        400,101             --             --

Issuance of warrants in connection
  with notes payable                             --             --         28,700             --             --

Unrealized loss on investment in
  marketable securities                          --             --             --             --             --

Net loss                                         --             --             --             --             --
                                         ---------------------------------------------------------------------------

Balance at December 31, 2002              9,164,183          9,164      9,518,570             --             --

Issuance of common stock for cash           472,413            472        326,681             --             --

                                              Other                            Total
                                           comprehensive    Accumulated     stockholders'
                                               loss          deficit          equity
-------------------------------------------------------------------------------------------------
Issuance of common stock to officers
  of the Company in exchange for
  note payable and accrued interest               --              --         388,977

Issuance of common stock to officers
  of the Company as compensation                  --              --         409,231

Issuance of common stock in exchange
   for note payable                               --              --         164,106

Issuance of common stock pursuant
  to a settlement agreement                       --              --         400,749

Issuance of warrants in connection
  with notes payable                              --              --          28,700

Unrealized loss on investment in
  marketable securities                       (1,425)             --          (1,425)

Net loss                                          --      (4,283,936)     (4,283,936)
                                         -----------------------------------------------

Balance at December 31, 2002                  (3,087)     (5,054,679)      4,469,968

Issuance of common stock for cash                 --              --         327,153

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
--------------------------------------------------------------------------------

                                               Common stock             Additional     Cost of         Prepaid
                                         ---------------------------     paid-in      treasury       compensation
                                          Shares           Amount        capital       shares          expense
-------------------------------------------------------------------------------------------------------------------------
Stock purchase warrants exercised for
  cash                                        126,286           126       135,394            --             --

Issuance of common stock in exchange
  for certain assets and the assumption
  of certain liabilities of AAA Health
  Products, Inc.                            1,100,000         1,100       889,900            --             --

Issuance of common stock
  for services                                624,384           624       563,508            --             --

Issuance of common stock in advance
  of service provided                         615,000           615       544,860            --       (545,475)

Amortization of value of common stock
  issued in advance of service provided            --            --            --            --        173,725

Return of common stock issued for
  services and retained in treasury                --            --            --       (52,500)            --

Issuance of common stock in
  exchange for note payable                    40,000            40        25,160            --             --

Issuance of common stock pursuant
  to a settlement agreement                    51,705            52        31,705            --             --

Debentures converted into shares of
  common stock                                100,000           100        69,900            --             --

Issuance of common stock to debenture
  holders as penalties                         19,636            20        30,416            --             --

                                              Other                        Total
                                           comprehensive   Accumulated  stockholders'
                                               loss         deficit       equity
---------------------------------------------------------------------------------------------
Stock purchase warrants exercised for
  cash                                           --            --          135,520

Issuance of common stock in exchange
  for certain assets and the assumption
  of certain liabilities of AAA Health
  Products, Inc.                                 --            --          891,000

Issuance of common stock
  for services                                   --            --          564,132

Issuance of common stock in advance
  of service provided                            --            --               --

Amortization of value of common stock
  issued in advance of service provided          --            --          173,725

Return of common stock issued for
  services and retained in treasury              --            --          (52,500)

Issuance of common stock in
  exchange for note payable                      --            --           25,200

Issuance of common stock pursuant
  to a settlement agreement                      --            --           31,757

Debentures converted into shares of
  common stock                                   --            --           70,000

Issuance of common stock to debenture
  holders as penalties                           --            --           30,436

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
-------------------------------------------------------------------------------

                                                              Common stock         Additional         Cost of      Prepaid
                                                        -----------------------     paid-in          treasury    compensation
                                                         Shares       Amount        capital           shares       expense
---------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock to Series A
  convertible preferred stockholders
  as penalties                                           95,987             96        129,486              --             --

Issuance of common stock to Series A
  convertible preferred stockholders
  as dividends                                           29,683             30         39,970              --             --

Issuance of common stock to officers
  of the Company for services                           300,000            300        299,700              --             --

Dividends earned on Series A Preferred
  Stock issued                                               --             --     (1,068,214)             --             --

Value of discount attributable to the beneficial
  conversion feature from the sale of preferred
  stock                                                      --             --      1,008,852              --             --

Stock options issued in advance of services
  provided                                                   --             --         75,336              --        (75,336)

Amortization of value of stock options issued
  in advance of service provided                             --             --             --              --         67,447

Common stock purchase warrants issued
  in exchange for services                                   --             --        705,387              --             --

Common stock purchase warrants issued in
  advance of services provided                               --             --        304,913              --       (304,913)

                                                              Other                        Total
                                                           comprehensive   Accumulated  stockholders'
                                                               loss          deficit       equity
-----------------------------------------------------------------------------------------------------
Issuance of common stock to Series A
  convertible preferred stockholders
  as penalties                                                    --             --        129,582

Issuance of common stock to Series A
  convertible preferred stockholders
  as dividends                                                    --             --         40,000

Issuance of common stock to officers
  of the Company for services                                     --             --        300,000

Dividends earned on Series A Preferred
  Stock issued                                                    --             --     (1,068,214)

Value of discount attributable to the beneficial
  conversion feature from the sale of preferred
  stock                                                           --             --      1,008,852

Stock options issued in advance of services
  provided                                                        --             --             --

Amortization of value of stock options issued
  in advance of service provided                                  --             --         67,447

Common stock purchase warrants issued
  in exchange for services                                        --             --        705,387

Common stock purchase warrants issued in
  advance of services provided                                    --             --             --

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
--------------------------------------------------------------------------------

                                                                Common stock               Additional         Cost of
                                                        -------------------------------     paid-in          treasury
                                                           Shares             Amount        capital           shares
----------------------------------------------------------------------------------------------------------------------------
Amortization of value of common stock purchase
  warrants issued in advance of services                         --               --               --               --

Value of common stock purchase warrants
  issued in connection with a line of credit                     --               --           24,056               --

Net value of common stock purchase warrants
  issued in connection with convertible debentures               --               --          292,018               --

Realized loss on sale of marketable securities                   --               --               --               --

Net loss                                                         --               --               --               --
                                                     -----------------------------------------------------------------------
Balance at December 31, 2003                             12,739,277     $     12,739     $ 13,947,598     $    (52,500)
                                                     =======================================================================

                                                        Prepaid            Other                               Total
                                                      compensation      comprehensive      Accumulated      stockholders'
                                                        expense             loss             deficit           equity
------------------------------------------------------------------------------------------------------------------------------
Amortization of value of common stock purchase
  warrants issued in advance of services                   169,382                --               --           169,382

Value of common stock purchase warrants
  issued in connection with a line of credit                    --                --               --            24,056

Net value of common stock purchase warrants
  issued in connection with convertible debentures              --                --               --           292,018

Realized loss on sale of marketable securities                  --             3,087               --             3,087

Net loss                                                        --                --       (7,419,062)       (7,419,062)
                                                     -------------------------------------------------------------------------
Balance at December 31, 2003                          $   (515,170)     $         --     $(12,473,741)     $    918,926
                                                     =========================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                            Year ended       Year ended
                                                                       December 31, 2003  December 31, 2002
                                                                       -----------------  -----------------
CASH FLOWS USED FOR OPERATING ACTIVITIES:
  Net loss                                                                $(7,419,062)     $(4,283,936)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    USED FOR OPERATING ACTIVITIES:
      Stock options and warrants issued for services                        1,003,531          614,077
      Depreciation and amortization                                           759,143          292,061
      Change in fair value of warrant liability                               677,763               --
      Issuance of common stock for services rendered                          600,462        1,778,019
      Amortization of discount on debentures                                  582,206               --
      Purchased inventory expensed in the current year                        546,046               --
      Markdown on value of Inventory                                          502,064               --
      Issuance of common stock to officers as compensation                    300,000          409,231
      Provision for contractual allowance and uncollectible accounts          232,292           29,641
      Issuance of common stock to preferred shareholders as penalties         129,582               --
      Amortization of discount on preferred stock issued                      121,945               --
      Issuance of common stock as settlement expense                           31,757          400,749
      Issuance common stock to debenture holders as penalties                  30,436               --
      Amortization of note payable discount                                    15,718           12,983
      Realized loss on sale of investment in securities                         3,320               --
      Issuance of common stock as financing costs                               3,200               --
      Loss on sale of asset                                                      (370)              --
      Prepaid compensation expense                                                 --          145,833
      Issuance of common stock pursuant to price adjustment                        --           92,555
      Issuance of common stock to officers as interest                             --           50,977

  CHANGES IN ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS:

      Accounts receivable                                                     633,715         (226,775)
      Inventory                                                               708,596          (39,884)
      Prepaid expenses and other current assets                                91,223         (374,281)
      Security deposits refunded                                               14,876               --

    INCREASE (DECREASE) IN LIABILITIES:

      Accounts payable and accrued expenses                                  (572,792)         502,938
      Dividends payable                                                        19,362               --
      Other current liabilities                                              (159,960)              --
                                                                          -----------      -----------

          Net cash used for operating activities                           (1,144,947)        (595,812)
                                                                          -----------      -----------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Purchase of furniture and equipment                                         (94,472)         (19,353)
  Purchase of subsidiary net of cash acquired                                (242,292)              --
                                                                          -----------      -----------

          Net cash used for investing activities                             (336,764)         (19,353)
                                                                          -----------      -----------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
-------------------------------------------------------------------------------


                                                                              Year ended        Year ended
                                                                          December 31, 2003  December 31, 2002
                                                                          -----------------  -----------------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Net proceeds from the issuance of common stock                                462,673          493,750
  Net proceeds from the issuance of preferred stock                           1,663,400               --
  Proceeds from stockholders                                                         --          420,606
  Proceeds from notes payable                                                        --          277,106
  Payments on notes payable                                                    (565,483)        (275,336)
  (Payments on) proceeds from line of credit                                   (310,615)             150
  Payments on capital lease obligations                                        (222,183)         (18,571)
  Book overdraft                                                                     --         (113,516)
  Proceeds from convertible debentures                                          800,000               --
  Payments for loan fees                                                       (250,045)              --
                                                                            -----------      -----------

          Net cash provided by financing activities                           1,577,747          784,189
                                                                            -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        96,036          169,024
CASH AND CASH EQUIVALENTS, beginning of year                                    169,024               --
                                                                            -----------      -----------

CASH AND CASH EQUIVALENTS, end of year                                      $   265,060      $   169,024
                                                                            ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                                                             $   289,867      $   155,027
                                                                            ===========      ===========
  Income taxes paid                                                         $        --      $        --
                                                                            ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Value of stock options and warrants issued in exchange for services       $ 1,084,179      $   614,077
                                                                            ===========      ===========
  Value of common stock issued for services                                 $   927,737      $ 1,778,019
                                                                            ===========      ===========
  Value of common stock issued for AAA Health Products, Inc.                $   891,000      $        --
                                                                            ===========      ===========
  Value of warrants and beneficial conversion feature issued to
    debenture holders                                                       $   800,000      $        --
                                                                            ===========      ===========
  Value of common stock issued to officers of the Company as
     compensation                                                           $   300,000      $   409,231
                                                                            ===========      ===========
  Value of warrants issued as loan fees                                     $   167,685      $        --
                                                                            ===========      ===========
  Value of common stock issued to preferred shareholders as
    penalties                                                               $   129,582      $        --
                                                                            ===========      ===========
  Debentures converted into common stock                                    $    70,000      $        --
                                                                            ===========      ===========
  Value of common stock issued to preferred shareholders as
    dividends                                                               $    40,000      $        --
                                                                            ===========      ===========
  Value of common stock issued pursuant to Settlement Agreement             $    31,757      $   400,749
                                                                            ===========      ===========
  Value of common stock issued to debenture holders as penalties            $    30,436      $        --
                                                                            ===========      ===========
  Note payable converted to common stock                                    $    22,000      $   164,106
                                                                            ===========      ===========
  Value of common stock issued as finance costs                             $     3,200      $        --
                                                                            ===========      ===========
  Exchange of investment in equity securities for common stock              $        --      $   844,977
                                                                            ===========      ===========
  Note payable to officers of the Company converted
    to common stock                                                         $        --      $   488,977
                                                                            ===========      ===========
  Accounts payable converted to note payable                                $        --      $   126,000
                                                                            ===========      ===========
  Value of common stock issued as price adjustment                          $        --      $    92,555
                                                                            ===========      ===========
  Value of warrants issued in connection with notes payable                 $        --      $    28,700
                                                                            ===========      ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 2003 AND 2002
-------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION

      Health Sciences Group, Inc. (the "Company") was incorporated in the state of Colorado on June 13, 1996 as Centurion Properties Development Corporation. The Company remained dormant until October 16, 2000 when its name was changed to iGoHealthy.com, Inc. On September 10, 2001, the Company changed its name to Health Sciences Group, Inc. The Company acquires and integrates into a collaborative network, companies operating in the fields of pharmaceuticals, nutraceuticals and cosmeceuticals.

      Effective December 14, 2001, the Company acquired 100% of the outstanding stock of XCEL Healthcare, Inc., a California corporation, and the outstanding shares of BioSelect Innovations, Inc., a Nevada corporation, for approximately $4.4 million pursuant to a Stock Purchase and Sale Agreement.

      On February 24, 2003, effective January 1, 2003, the Company completed its acquisition of Quality Botanical Ingredients, Inc. pursuant to an Asset Purchase Agreement for approximately $1.5 million (Note 3). Quality Botanical Ingredients is a leading manufacturer and contract processor of bulk botanical materials and nutritional ingredients supplied to buyers in various industries including pharmaceutical, nutraceutical and cosmetics.

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

      Convertible Preferred Stock

      Convertible Preferred Non-voting Equity stock will have par terms, preferences and conversion features as determined by the Board of Directors at the time of the issuance of any such shares. In July 2003, the Board of Directors executed and filed a Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock with the State of Colorado, which authorized the issuance of 2,352,948 shares of Series A convertible preferred stock (Note 14). There were no convertible preferred shares issued as of December 31, 2002.

      Basis of Presentation

      As reflected in the accompanying consolidated financial statements, the Company has losses, negative cash flows from operations and negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern.

      In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company's ability to continue to raise capital and generate positive cash flows from operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS (CONTINUED)
                                          YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Basis of Presentation, Continued

      Management plans to take, or has taken, the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence.

            o Through February 2004, the Company has raised approximately $300,000 from the sale of equity funds (Note 18) and anticipates raising additional equity funds of up to $2,000,000 that will be used to fund any capital shortfalls.

            o Management is decreasing expenses by using internal resources to perform due diligence and other acquisition related duties on future acquisitions.

            o Management has streamlined its operation and is developing new products, which are anticipated to have increased gross profit margins.

      Use of Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company's significant estimates include the contractual allowance on accounts receivable and life and estimated value of intangible assets for recoverability. Actual results could differ from those estimates.

      Fair Value of Financial Instruments

      For certain of the Company's financial instruments, including accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities. The amounts owed on its lines of credit, notes payable and capital leases also approximate fair value because current interest rates and terms offered to the Company are at current market rates.

      Cash and Cash Equivalents

            Equivalents

            Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased.

            Concentration

            The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such account.

      Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable arising from the Company's normal business activities. QBI routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. Sales are comprised of approximately 390 customers for the year ended December 31, 2003. Included in accounts receivable are amounts due from 185 customers at December 31, 2003. QBI had no customers that represent sales greater than 10% of total sales for the year ended December 31, 2003.

      XCEL obtains payments from various insurance payors. Prior to shipment, XCEL obtains documentation and authorization from the appropriate sources to ensure payment will be received. If the claim is denied by the insurance payor as a non-covered item, the patient is responsible for the charge. Substantially all of XCEL's accounts receivable are due from two governmental agencies. Included in accounts receivable is approximately $327,000 and $400,000 due from these two agencies at December 31, 2003 and 2002, respectively.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS (CONTINUED)
                                          YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Inventory

      Inventory consists of herbs and nutritional supplements in the raw material, blended and processed stages. Herbs and nutritional supplement inventory is reviewed at least annually for obsolescence or permanent markdowns and adjustments, if any, are included in cost of goods sold. Inventory also includes pharmaceutical and over-the-counter medications. Inventory is stated at the lower of cost or market. Costs for pharmaceutical and over-the-counter products generally being determined on a first in, first out basis while the cost for herbs and nutritional supplements are determined on an average cost basis. Pharmaceutical and over-the-counter medications, which have expired, are returned for credit or refund at amounts that approximate the purchase price. As a result, the Company has no obsolete inventory related to its pharmaceutical and over-the-counter medications.

      Machinery, Furniture and Equipment

      Machinery, furniture, equipment and leasehold improvements are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

                                                             Estimated useful
                                                              life (in years)
                                                              ---------------
                     Building leasehold improvements              10
                     Machinery and equipment                    5 - 10
                     Furniture and fixtures                     5 - 10
                     Computer software and systems              3 - 5
                     Vehicles                                     5

      Leasehold improvements are amortized on the straight-line method over the term of the lease or estimated useful life, whichever is shorter. Expenditures for maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized.

      Loan Fees

      Loan fees are capitalized and are amortized using the effective interest rate method over the life of the loans (1 - 3 years). Accumulated amortization totaled approximately $273,000 and $6,000 at December 31, 2003 and 2002, respectively. Amortization expense totaled approximately $267,000 and $6,000 for the years ended December 31, 2003 and 2002, respectively.

      Excess of Cost Over Fair Value of Net Assets Acquired

      Excess of cost over fair value of net tangible assets acquired arising from the acquisition of XCEL and BioSelect was first attributed to patents, formulas, agreements not-to-compete and website development based upon their estimated fair value at the date of acquisition. These intangible assets are being amortized over their estimated useful lives, which range from 3-19 years. Excess of cost over fair value of net assets acquired will be reviewed for impairment pursuant to the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142.

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

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS (CONTINUED)
                                          YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Intangible and Long-Lived Assets

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

      Revenue Recognition

      Net sales are recorded when products are delivered to the customer. QBI processes raw materials based on customer specifications. QBI determines the sales price of the products and assesses the credit worthiness of the customer prior to shipment. The revenue recognition criteria are completed prior to shipment.

      XCEL's net sales are recorded at its established rates on an accrual basis, net of the provision for contractual allowances when pharmaceutical products are shipped. A valid prescription and authorization for payment must be received by XCEL for the customer prior to shipment, representing the contract between the customer's insurance company and XCEL. On the date the product is shipped, the insurance payor is billed for the sale as the service has been provided to the customer and, at which point, collectibility is assured. Contractual allowances include differences between established billing rates and amounts estimated by management as reimbursable from third-party payors and others for products shipped.

      Research and Development Costs

      Research and development costs consist of expenditures for the research and development of patents and new products, which cannot be capitalized.

      Advertising Costs

      The Company expenses advertising costs as incurred. Advertising costs totaled approximately $16,000 and $2,800 for the years ended December 31, 2003 and 2002, respectively.

      Shipping and Handling Costs

      The Company expenses shipping and handling costs as incurred and includes the expense in cost of goods sold for its Nutraceutical subsidiary and in selling, general and administrative expenses for its Pharmaceutical subsidiary. Shipping and handling costs totaled approximately $433,000 and $58,000 for the years ended December 31, 2003 and 2002, respectively.

      Income Taxes

      Deferred income taxes result primarily from temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the differences between the financial statement bases and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to more likely than not be realized.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS (CONTINUED)
                                          YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Net Loss Per Share

      The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2003 and 2002, the outstanding number of potentially dilutive common shares totaled approximately 1,256,000 and 1,606,000 shares, respectively. However, as the Company has net losses, their effect is anti-dilutive and has not been included in the diluted weighted average earnings per share as shown on the Consolidated Statements of Operations.

      Pro Forma Information for Stock Options Issued to Employees

      SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Company uses the fair value method for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company' net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 2003 and 2002:

                                                           December 31, 2003    December 31, 2002
                                                           -----------------    -----------------
          Net loss attributable to common
            shareholders, as reported                         $(8,447,276)        $(4,283,936)
          Stock compensation calculated under SFAS 123           (478,867)           (340,295)
                                                              -----------         -----------
          Pro forma net loss attributable to
            common shareholders                               $(8,926,143)        $(4,624,231)
                                                              ===========         ===========

          Net loss per share available to common
            shareholders - basic and diluted
               As reported                                    $     (0.76)        $     (0.73)
                                                              ===========         ===========
               Pro forma                                      $     (0.80)        $     (0.79)
                                                              ===========         ===========


      Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions: average risk free interest rate of 2.10% for 2003 and 2.70% for 2002; dividend yield of 0% for each of the years 2003 and 2002; average volatility factor of the expected market price of the Company's common stock of 133.6% for 2003 and 121.7% for 2002; and an expected life of the options of 3 years for each of the 2003 and 2002.

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

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                          YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Recent Accounting Pronouncements

      In November 2002, FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 is effective for guarantees issued or modified on or after January 1, 2003. The Company does not expect the adoption of this pronouncement to have a material impact to the Company's financial position or results of operations.

      In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51." This interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 ("FIN 46R"), which allowed companies with certain types of variable interest entities to defer implementation until March 31, 2004. The Company does not expect the adoption of this pronouncement to have a material impact to the Company's financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its consolidated financial position, results of operations or stockholders' equity.

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

      In December  2003,  the FASB issued  Summary of Statement No. 132 (revised
      2003), "Employer's Disclosures about Pensions and Other Post Retirement Benefits - an amendment to FASB Statements No. 87, 88, and 106." This statement revises employers' disclosures about pension plans and other postretirement benefit plans. However, it does not change the measurement or recognition of those plans as required by FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for
      Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost. This statement also calls for certain information to be disclosed in financial statements for interim period. The disclosures required by this statement are effective for fiscal year ending after December 15, 2003. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial position or results of operations.

      In January 2004, the FASB issued FASB Staff Position No. FAS 106-1 ("FSP 106-1"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernation Act of 2003," (the "Act"). FSP 106-1 addresses the accounting impact of the Act, which was signed into law on December 8, 2003. Among other features, the Act introduces a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Companies sponsoring affected postretirement benefit plans may elect to defer recognition of the impact of the Act until (1) final FASB guidance on accounting for the federal subsidy provision of the Act is issued, or (2) a significant event calling for remeasurement of a plan's assets and obligations occurs. FSP 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The adoption of this accounting interpretation is not expected to have a material impact on the Company's consolidated financial statements.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                          YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------


NOTE 3 - BUSINESS ACQUISITION

      On February 25, 2003, effective January 1, 2003, the Company formed a new subsidiary, Quality Botanical Ingredients, Inc., a Delaware corporation that purchased substantially all assets and assumed certain liabilities of Quality Botanical Ingredients, Inc., a New Jersey corporation (now known as AAA Health Products, Inc.) ("AAA") pursuant to an Asset Purchase Agreement (the "Agreement") for approximately $1.5 million. Included in the purchase price was the issuance of 1,200,000 shares of the Company's common stock, which includes 433,333 shares placed in an escrow account and 200,000 shares issued to consultants for services provided to the Company relating to the acquisition as well as approximately $394,000 paid to attorneys and a business acquisition firm for due diligence services related to the acquisition of QBI. Pursuant to the Agreement, the Company contributed $200,000 to AAA, which was used as payment to AAA's creditors. The value of the 1,200,000 shares totaled $972,000 and was determined based on the average closing market price of the Company's common stock over the two-day period before and after the terms of the acquisition were agreed to and announced. Shares placed in escrow totaling 333,333 are subject to set-off of any accounts receivable remaining after 150 days from the closing date. The remaining 100,000 shares, valued at approximately $81,000, are subject to settlement of any indemnity claims. Additional shares, not to exceed 1,250,000, of the Company's common stock will be issued to the seller should the closing price of the Company's common stock not achieve certain levels after 1 year from the closing date. In January 2004, the Company and AAA entered into an Amendment Agreement to limit the maximum amount of additional shares to 750,000, a decrease of 500,000 shares. An additional 200,000 shares shall be issued to the seller upon reaching certain levels of gross revenues and gross operating margins as compared to its 2001 financial results. The Company also contributed $400,000 to AAA, of which, $350,000 was used to pay down AAA's line of credit and the remaining $50,000 was paid as a loan fee.

      In February 2003, the newly formed subsidiary entered into a loan agreement with a financial institution for a maximum line of credit totaling $4 million, pursuant to the purchase agreement (Note 9). The funds were used to payoff AAA's line of credit with the same institution. Additionally, the newly formed subsidiary assumed notes payable of $387,481 and $63,194 with a financial institution (Note 10).

      In keeping with the Company's focus to be an integrated provider of innovative products and services to the nutraceutical, pharmaceutical, and cosmeceutical industries, the assets and business purchased from QBI allows the Company to process domestic and imported botanical and nutraceutical raw materials into nutritional supplement components which are sold to manufactures throughout the world. The acquisition has been accounted for as a purchase transaction pursuant to SFAS 141 and accordingly, the acquired assets and liabilities assumed being recorded at their estimated fair values at the date of acquisition. The net book value of the acquired assets and liabilities assumed approximated the fair value at the date of purchase. Therefore, there was no excess of cost over net book value recorded.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:


                                                  At January 31, 2003
                                                  -------------------
          Current assets                            $ 6,484,289
          Machinery, furniture and equipment          1,504,748
          Other long-term assets                        113,071
                                                    -----------
               Total assets acquired                  8,102,108
                                                    -----------

          Current liabilities                        (6,155,387)
          Long-term debt                               (461,646)
                                                    -----------
               Total liabilities assumed             (6,617,033)
                                                    -----------

               Net assets acquired                  $ 1,485,075
                                                    ===========

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                          YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------


NOTE 3 - BUSINESS ACQUISITION (CONTINUED)

      The following pro-forma summary presents the consolidated results of operations of the Company as if the acquisition had occurred at the beginning of 2003 and 2002 fiscal years. Amounts are in thousands, except per share amounts.

                                                         For the year ended  For the year ended
                                                          December 31, 2003   December 31, 2002
                                                          -----------------   -----------------
                                                              (audited)          (unaudited)
          Net sales                                            $ 17,771         $ 19,856
          Gross profit                                            2,277            4,967
          Net loss attributable to common shareholders           (8,447)          (4,187)
          Net loss per available to common shareholders           (0.76)           (0.72)


NOTE 4 - STOCK OPTIONS ISSUED TO EMPLOYEES

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

      Pro forma information regarding the effects on operations as required by SFAS No. 123 and SFAS No. 148, has been determined as if the Company had accounted for its employee stock options under the fair value method of those statements. As allowed under the guidance of SFAS No. 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations in accounting for its employee stock options. Employee stock option compensation expense totaled approximately $60,000 for the year ended December 31, 2002. The amount was calculated by taking the difference between the fair market value of the options and the exercise price at the date of grant. There was no employee stock option compensation expense required to be recognized under APB 25 for the year ended December 31, 2002 because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

      The number and weighted average exercise prices of options granted are as follows:

                                                         December 31, 2003                    December 31, 2002
                                                     ---------------------------         ---------------------------
                                                                        Average                           Average
                                                                        Exercise                          Exercise
                                                       Number            Price            Number           Price
                                                       ------            -----            ------           -----
          Outstanding at beginning of the year          751,000        $    0.68          500,000        $    0.25
          Granted during the year                     1,905,000             1.73          766,000             0.69
          Exercised during the year                          --               --          500,000             0.25
          Terminated during the year                    950,000             0.90           15,000             1.40
          Exercisable at end of the year              1,336,000             1.54          731,000             0.61
          Outstanding at end of the year              1,706,000             0.98          751,000             0.68

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                          YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------


NOTE 4 - STOCK OPTIONS ISSUED TO EMPLOYEES (CONTINUED)

      A summary of the options by ranges at December 31, 2003 are as follows:


                                           Weighted-                 Weighted-            Weighted-           Weighted
Range of           Remaining                Average                   Average              Average             Average
Exercise            Number                Contractual                  Fair                Number             Exercise
 Prices           Outstanding            Life (Years)                  Value             Exercisable            Price
--------------------------------------------------------------------------------------------------------------------------
$0 to $1            750,000                   2.0                $     0.58                  700,000       $    0.55
 1 to 2             926,000                   2.8                      1.24                  616,000            1.30
 2 to 3                   -                     -                         -                        -               -
 3 to 4              30,000                   1.2                      3.10                   20,000            3.10

      A summary of the options by ranges at December 31, 2003 are as follows:

                                           Weighted-                 Weighted-            Weighted-           Weighted
Range of           Remaining                Average                   Average              Average             Average
Exercise            Number                Contractual                  Fair                Number             Exercise
 Prices           Outstanding            Life (Years)                  Value             Exercisable            Price
---------------------------------------------------------------------------------------------------------------------------
$0 to $1            700,000                   3.0                $     0.47                  700,000       $    0.55
 1 to 2             21,000                    9.7                      1.14                   21,000            1.33
 2 to 3                -                       -                         -                         -              -
 3 to 4             30,000                    2.3                      2.67                   10,000            3.10

NOTE 5 - ACCOUNTS RECEIVABLE

      A summary is as follows:

                                                   December 31, 2003   December 31, 2002
                                                   -----------------   -----------------
          Accounts receivable                          $2,160,402        $  650,477
          Less allowances for doubtful
            accounts and contractual allowances           306,063            83,430
                                                       ----------        ----------

                                                       $1,854,339        $  567,047
                                                       ==========        ==========

      Bad debt expense charged to operations totaled approximately $252,000 for the year ended December 31, 2003. The Company had no bad debt expense for the year ended December 31, 2002.

NOTE 6 - INVENTORY

      A summary is as follows:

                                                                 December 31,     December 31,
                                                                    2003              2002
                                                                 ------------     ------------
          Raw materials                                          $1,525,421        $       --
          Work in process                                            18,525                --
          Finished goods                                            949,738                --
          Pharmaceutical and over-the-counter medications           142,432           156,953
                                                                 ----------        ----------

                                                                  2,636,116           156,953
          Less reserves                                              49,377                --
                                                                 ----------        ----------

                                                                 $2,586,739        $  156,953
                                                                 ==========        ==========

      Included in cost of goods sold for the year ended December 31, 2003 is approximately $500,000 of permanent markdowns and obsolete inventory related to its purchased raw materials and finished goods. The Company had no markdowns or obsolete inventory for the year ended December 31, 2002.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                          YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE 7 - MACHINERY, FURNITURE AND EQUIPMENT

      A summary is as follows:


                                                                    December 31,     December 31
                                                                       2003              2002
                                                                    ------------     -----------
          Machinery and equipment                                   $  655,243        $       --
          Machinery and vehicles held under capital leases             248,023            50,000
          Furniture and office equipment                               159,069            48,612
          Computer software and equipment                              130,478            47,095
          Leasehold improvements                                       582,239            79,505
                                                                    ----------        ----------

                                                                     1,775,052           225,212

          Less accumulated depreciation, including
            approximately $139,000 and $18,000 for
            equipment and vehicles held under capital leases           358,825            93,416
                                                                    ----------        ----------

                                                                    $1,416,227        $  131,796
                                                                    ==========        ==========

      Depreciation expense charged to operations totaled approximately $268,000 and $85,000, including approximately $121,000 and $17,000 for equipment and vehicles held under capital lease obligations, for the years ended December 31, 2003 and 2002, respectively.

NOTE 8 - INTANGIBLE ASSETS

      A summary is as follows:

                                               December 31,     December 31,
                                                  2003              2002
                                               ----------        ----------
          Patents                              $3,300,000        $3,300,000
          Formulas                                680,000           680,000
          Agreements not-to-compete               390,000           390,000
          Website development                      77,288            77,288
                                               ----------        ----------

                                                4,447,288         4,447,288
          Less accumulated amortization           451,575           227,384
                                               ----------        ----------
                                               $3,995,713        $4,219,904
                                               ==========        ==========

      Amortization expense totaled approximately $224,000 and $198,000 for the years ended December 31, 2003 and 2002, respectively. Amortization expense for the years ending December 31, 2004 and 2005 is estimated to be approximately $228,000 and $157,000, respectively, $179,000 for each of the subsequent years ending through December 31, 2016 and approximately $133,000 thereafter.

      Patents

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

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                          YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE 8 - INTANGIBLE ASSETS (CONTINUED)

      Agreements Not-to-Compete

      Certain stockholders and former employees of the Company entered into non-competition agreements. The agreements have been recorded at their fair market value at the date of purchase of XCEL. The agreements are amortized on a straight-line basis over their estimated economic lives of 3 years.

      Website Development

      The Company capitalizes certain software development costs, which are amortized using the straight-line method over the estimated useful lives of the software, not to exceed three years.

NOTE 9 - LINES OF CREDIT

      In February 2003, QBI entered into an Amended and Restated Loan and Security Agreement (the "Loan Agreement") with a finance institution for a maximum line of credit totaling $4,000,000. Interest is due monthly on the outstanding balance at a rate of 1.50% above the prime rate as published in the Wall Street Journal. At December 31, 2003, the interest rate was 5.5%. The Loan Agreement expires in October 2004 and is secured by substantially all assets of QBI. The financial institution will make advances on the loan agreement up to 80% of QBI's accounts receivable to a maximum of $4 million and 55% of QBI's inventory to a maximum $1.8 million. The borrowings are guaranteed by the Company and personally guaranteed by the majority shareholders of the Company. The credit line is limited as to use by QBI. At December 31, 2003, the balance of the credit line totaled approximately $2,791,000.

      QBI must maintain the following financial ratios:

            o     Net income            > $500,000 *

            o     Net worth             > $1,700,000 *

                * QBI is in default of these  covenants at December 31, 2003 and has entered into a forbearance agreement (Note 18).

      In February 2003, XCEL entered into a Loan and Security Agreement (the "Loan Agreement") with a finance company for a maximum line of credit totaling $750,000. Interest is due monthly on the outstanding balance at a rate of 3.75% above XCEL's reference rate. At December 31, 2003, the interest rate was 7.85%. The Loan Agreement expires in February 2006 and is secured by substantially all assets of XCEL. The finance company will make advances on the loan agreement up to 75% of XCEL's eligible accounts receivable. The borrowings are guaranteed by the Company and personally guaranteed by the majority shareholders of the Company. The credit line is limited as to use by XCEL. At December 31, 2003, the balance of the credit line totaled approximately $135,000.

      XCEL must maintain the following financial ratio and covenant:

            o     Minimum working capital ratio .75 to 1

            o     XCEL must be profitable*

                * XCEL is in default of this covenant at December 31, 2003.

      Additionally, the Company paid $37,500 and issued 30,000 stock purchase warrants to a consultant for services relating to the line of credit. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $0.95. The warrants expire February 2008. The estimated value of the warrants totaled approximately $24,000 at the date of issuance and is included in loan fees. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 2.75%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 142%; and a term of 5 years.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                          YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------


NOTE 9 - LINES OF CREDIT (CONTINUED)

      In additional to the loan agreement with the finance company, XCEL may borrow up to $75,000 under a revolving line of credit agreement with a financial institution, which has an automatic annual renewal, expiring in March 2005. The line can be withdrawn at the financial institutions option. Interest is payable at 2.5% above the prime interest rate. At December 31, 2003, the interest rate was 6.5%. Certain stockholders of the Company guarantee the agreement. At December 31, 2003 and 2002, the balance was $73,150.

      Interest expense on the lines of credit totaled approximately $201,000 and $5,000 for the years ended December 31, 2003 and 2002, respectively.

NOTE 10 - NOTES PAYABLE

      A summary is as follows:

                                                                              December 31,     December 31,
                                                                                 2003             2002
                                                                              ------------     ------------
          Note payable, financial institution, secured by substantially all assets of QBI, monthly payments of $22,793 plus interest at the prime rate plus 2.5% per annum, 6.5% at December 31,
            2003, through July 2004 (Notes 3 and 18)                            $159,551        $     --
          Note payable, individual, interest at 11% per annum,
            unsecured, subordinated to a $750,000 line of credit
            agreement (Note 9)                                                   116,146         116,146
          Note payable, consulting firm, interest at 10% per
            annum, unsecured, due in monthly installments of
            $12,000 through February 2004                                         23,178         126,000
          Note payable, financial institution, secured by
            substantially all assets of QBI, monthly payments of $4,861 plus interest at the prime rate plus 3% per annum, 7.0%, at
            December 31, 2003, through March 2004 (Note 3)                        14,583              --
          Note payable, individual, interest at 10% per annum,
            unsecured, subordinated to a $750,000 line of credit
            agreement (Note 9)                                                     7,755           9,915
          Note payable, individual, interest at 13% per annum,
            unsecured, due May 2002                                                   --          55,000
          Note payable with stock purchase warrants (Note 14),
            less discount of $20,500, individual, stated interest at 12%
            per annum, unsecured, due February 2003, guaranteed by the
            officers and major stockholders of the Company                            --          44,750
          Note payable with stock purchase warrants (Note 14),
            less discount of $8,200, individual, stated interest at 12%
            per annum, unsecured, due March 2003, guaranteed by the
            officers and major stockholders of the Company                            --          16,533
          Note payable, individual, interest at 12% per annum,
            unsecured, due September 2003                                             --          15,000
                                                                                --------        --------

                                                                                 321,213         383,344
          Less current maturities                                                197,313         217,572
                                                                                --------        --------

                                                                                $123,900        $165,772
                                                                                ========        ========

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                          YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE 10 - NOTES PAYABLE (CONTINUED)

      The following is a summary of the principal amounts payable over the next two years:

                    Years ending
                    December 31
                    -----------
                         2004                                   $ 197,313
                         2005                                     123,900
                                                                ---------

                                                                $ 321,213
                                                                =========


      Interest expense on notes payable totaled approximately $63,000 and $51,000 including amortization of discounts on notes payable totaling approximately $16,000 and $13,000 for the years ended December 31, 2003 and 2002, respectively.

NOTE 11 - OBLIGATIONS UNDER CAPITALIZED LEASES

      The Company incurred capital lease obligations for equipment and vehicles. Aggregate monthly payments of $16,532, including average interest at 13.2% per annum, are due through various dates expiring through July 2004, and are secured by the related equipment and vehicles.

      The following is a summary of the principal amounts payable over the next year:

          Total minimum lease payments through December 31, 2004     $113,545
          Less amount representing interest                             7,959
                                                                     --------

      Present value of net minimum lease payments                     105,586
          Less current maturities                                     105,586
                                                                     --------
                                                                     $      -
                                                                     ========

      Interest expense totaled approximately $34,000 and $4,000 for the years ended December 31, 2003 and 2002, respectively.

NOTE 12 - CONVERTIBLE DEBENTURES

      12% Convertible Debenture, Principal Amount $300,000

      In February 2003, the Company sold $300,000 of convertible debentures pursuant to a Securities Purchase Agreement. Additionally, the Company issued 571,428 of common stock purchase warrants to the debenture holders. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.60. The warrants expire in February 2008. The debentures accrue interest at 12% per annum. The unpaid principal and accrued interest was due on February 24, 2004. In January 2004, the Company and debenture holder entered into an amendment agreement to extend the due date of the convertible debentures to February 24, 2005. The notes are collateralized by a second position in substantially all assets of the Company and shares owned by the officers and major shareholders of the Company. Commencing July 24, 2003, the debentures can be converted at $0.525 per share. The proceeds were allocated first to the warrants based on their relative fair value, which totaled approximately $174,000 using Black-Scholes option pricing model. The remainder of approximately $126,000 was allocated to the beneficial conversion feature.

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

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS (CONTINUED)
                                          YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------


NOTE 12 - CONVERTIBLE DEBENTURES (CONTINUED)

      12% Convertible Debenture, Principal Amount $300,000, Continued

      Additionally, the Company granted 85,712 stock purchase warrants to two consultants for services relating to these convertible debentures sold by the Company. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.60. The warrants expire in February 2008. The estimated value of the warrants totaled approximately $71,000 at the date of issuance and is included in loan fees. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 2.82%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 142%; and a term of 5 years.

      In November 2003, the Company issued 19,636 shares of its common stock to the debenture holder for penalties due. The value of the shares totaled approximately $30,000 and is included in selling, general and administrative expenses. The penalty payment was due as the Company did not obtain an effective registration statement in the time frame required in the agreement. The registration statement became effective in October 2003.

      In November 2003, one of the consultants exercised stock purchase warrants resulting in the issuance of 14,286 of the Company's common stock in exchange for a subscription receivable. Net proceeds totaled approximately $9,000 and was received in 2004.

      In November 2003, the debenture holder converted $27,500 of the note payable into 50,000 shares of the Company's common stock. As a result, approximately $7,000 of unamortized discount relating to the portion of the note converted was expensed at the date of conversion and is included in interest expense.

      12% Convertible Debenture, Principal Amount $500,000

      In May 2003, the Company sold $500,000 of convertible debentures pursuant to a Securities Purchase Agreement. Additionally, the Company issued 588,235 of common stock purchase warrants to the debenture holders. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.25. The warrants expire in May 2008. The debentures accrue interest at 12% per annum. The unpaid principal and accrued interest was due on May 21, 2004. In January 2004, the Company and debenture holder entered into an amendment agreement to extend the due date of the convertible debentures to May 21, 2005. The notes are collateralized by substantially all assets of the Company, subject to all prior liens and security interests. Commencing October 18, 2004, the debentures can be converted at the daily volume weighted average price of the Company's common stock for the 5 days prior to the conversion date but not lower than $0.85 per share. The proceeds were allocated first to the warrants based on their relative fair value, which totaled approximately $229,000 using Black-Scholes option pricing model. The remainder of approximately $271,000 was allocated to the beneficial conversion feature.

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

      Additionally, the Company granted 88,235 stock purchase warrants to a consultant for services relating to these convertible debentures sold by the Company. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.25. The warrants expire in May 2008. The estimated value of the warrants totaled approximately $72,000 at the date of issuance and is included in loan fees. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 2.58%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 134%; and a term of 5 years.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS (CONTINUED)
                                          YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE 12 - CONVERTIBLE DEBENTURES (CONTINUED)

      12% Convertible Debenture, Principal Amount $500,000, Continued

      The warrants issued to all debenture holders and consultants require the Company to settle the contracts by the delivery of registered shares. At the date of issuance, the Company did not have an effective registration statement related to the shares that could be issued should the warrant holders exercise the warrants. As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the relative net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet and the change in fair value from the date of issuance to the date the registration statement became effective, which was October 2003, is included in other (expense) income. The value of the warrants on the date the registration statement became effective totaled approximately $651,000 and was reclassified from warrant liability to additional paid-in capital as required by the EITF. The change in fair value of the warrants from the date of issuance to October 2003 increased by approximately $114,000.

      In November 2003, the debenture holder converted $42,500 of the note payable into 50,000 shares of the Company's common stock. As a result, approximately $21,000 of unamortized discount relating to the portion converted was expensed at the date of conversion and is included in interest expense.

      Interest expense on the convertible debentures totaled approximately $649,000, including amortization of discounts on convertible debentures payable totaling approximately $582,000 for the year ended December 31, 2003. The Company had no interest expense relating to the convertible debentures for the year ended December 31, 2002.

NOTE 13 - EMPLOYEE BENEFIT PLAN

      XCEL sponsors an employee benefit plan, pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The plan allows the Company to make matching contribution totaling 3% of the participants' contribution and an additional percentage at the discretion of the Board of Directors. Matching contributions totaled approximately $1,000 and $25,300 for the year ended December 31, 2003 and 2002, respectively.

NOTE 14 - STOCKHOLDERS' EQUITY

      Convertible Preferred Stock

      Private Placement - Series A Convertible Preferred Stock

      In July 2003, the Company commenced a Private Placement to accredited investors, which closed in September 2003, for the sale 2,352,948 units of the Company's Series A Convertible Preferred Stock ("Series A Preferred") and one warrant to purchase one share of common stock at a purchase price of $0.85. As a result, the Company issued 2,352,948 shares of its 5,000,000 authorized shares of preferred stock, which has a par value of $0.001. The Series A Preferred stock shall convert into shares of the Company's common stock at the purchase price per unit on the earlier of 1) the request of the Holder; 2) three years from the closing date; or 3) if, after two years from the closing date, the Company's common stock trades at a closing bid price greater than $4.00 for 20 consecutive days. The Holders of the Series A Preferred stock shall be entitled to receive dividends at 8% per annum at the end of each calendar quarter and three years from the date of closing payable in cash or, at the Company's sole discretion, in registered shares of the Company's common stock. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $1.10 per share. The warrants expire three years from the date of closing. This Private Placement was fully subscribed and the Company issued approximately 2,352,948 units, which generated net proceeds totaling approximately $1,663,000.

      The proceeds were first allocated to the warrants based on their relative fair value, which totaled approximately $991,000 using the Black-Scholes option pricing model. The remainder of approximately $1,009,000 was allocated to the beneficial conversion feature.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                          YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------


NOTE 14 - STOCKHOLDERS' EQUITY (CONTINUED)

Convertible Preferred Stock, Continued

      Private Placement - Series A Convertible Preferred Stock, Continued

      The discount attributable to the value of the warrants as calculated using the Black-Scholes pricing model and the value of the beneficial conversion feature exceeded the sales price of the shares. As a result, the preferred shares were fully discounted. The shares are convertible at the option of the holder at issuance and, pursuant to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversation Features or Contingently Adjustable Conversion Ratios", the discount attributable to the beneficial conversation feature of approximately $1,009,000 was immediately expensed in a manner similar to a dividend at the date of issuance and is included in preferred dividends on the face of the statement of operations. The remaining discount, attributable to the warrants, will be amortized using the effective interest rate method over 3 years. The amortization of discounts on the issuance of the convertible preferred stock totaled approximately $122,000 at December 31, 2003 and is included in interest expense.

      Further, the preferred shares are convertible into registered shares of the Company's common stock. Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", approximately $794,000, the net value of the shares at December 31, 2003, has been recorded as a long term liability until the Company has obtained an effective registration statement relating to these shares. Upon the completion of the registration statement, the net value of the shares shall be recorded as additional paid-in capital.

      The Company granted 941,177 stock purchase warrants to a consultant for services relating to the sale of the preferred stock. Each warrant entitles the holder to purchase one share of common stock at an average exercise price of $1.03. The warrants expire in August 2008. The estimated value of the warrants totaled approximately $845,000 at the date of issuance. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.17%; dividend yield of 0%; average volatility factor of the expected market price of the Company's common stock of 133%; and a term of 5 years.

      The warrants issued to all preferred shareholders and consultants require the Company to settle the contracts by the delivery of registered shares. A registration statement was filed with the SEC in January 2004 and is currently being reviewed. However, from the date of issuance, the Company did not have an effective registration statement related to the shares that could be issued should the warrant holders exercise the warrants. As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet and the change in fair value from the date of issuance to December 31, 2003 has been included in other (expense) income. The change in fair value of the warrants increased by approximately $564,000 for the year ended December 31, 2003.

      Dividends earned through December 31, 2003 totaled approximately $59,000. In December 2003, the Company issued 29,683 shares of its common stock to preferred shareholders for dividends due. The value of the shares totaled $40,000 and was based on the Company's closing market price at the date of issuance.

      Additionally in December 2003, the Company issued 95,987 shares of its common stock to preferred shareholders for penalties due. The value of the shares totaled approximately $130,000, was based on the Company's closing market price at the date of issuance and is included in selling, general and administrative expenses. The penalty payment was due as the Company did not obtain an effective registration statement in the time frame required in the agreement with the shareholders.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                          YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE 14 - STOCKHOLDERS' EQUITY (CONTINUED)

      Common Stock

      Return of Common Stock for Investment in Equity Securities

      In September 2001 and October 2001, the Company purchased 8,753,797 shares (approximately 24.34%) of common stock of Biofarm S.A. ("Biofarm"), a listed pharmaceutical company on the Romanian Stock Exchange, from International Pharmaceutical Group, LLC ("IPG") in exchange for 1,700,000 shares of the Company's common stock. Subsequently, Biofarm issued new shares by incorporating revaluation reserves, which were calculated in accordance with Romanian accounting law. As a result, the total number of shares owned by the Company increased from 8,753,797 shares to 14,432,064 shares.

      The purchase of the stock was accomplished by an exchange of common stock between the Company and its major shareholder. Therefore, the value of the transaction was recorded at the historical cost of the major shareholder pursuant to APB No. 29.

      On January 1, 2002, the Company and IPG agreed to rescind the Stock Purchase Agreement previously executed on September 7, 2001. Pursuant to the Rescission Agreement, the Company and IPG determined that Mr. Harry S. Branch, the Managing Member of IPG, either individually or through an affiliate, could not facilitate the acquisition of the remaining outstanding shares of Biofarm by the Company. Also, with respect to the deployment of the Company's new strategic direction, Branch was unable to provide operational or advisory services. On April 26, 2002, IPG returned the 1,700,000 shares of its common stock valued at approximately $845,000 to the Company who retired the shares as part of the Stock Purchase Agreement. In accordance with APB No. 29, paragraph 23, the rescission was accounted for as a nonreciprocal transfer and the value of the transaction was determined using the net book value of the investment being returned, which included the original value of the Company's common shares issued valued at approximately $698,000 plus additional cash and income earned from the investment totaling approximately $147,000. As this is a non-monetary transaction between related parties, no gain or loss was recorded.

      Securities Sold

      In June 2002, the Company entered into a Securities Purchase Agreement providing for the sale of 100,000 units, comprised of 100,000 shares of the Company's common stock and 100,000 common stock purchase warrants at $1.75 per unit. The shares are restricted pursuant to Rule 144 of the Securities Act of 1933. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $3.00. The warrants expire on June 9, 2004. Proceeds from the sale of shares and warrants totaled $175,000. The purchase agreement calls for additional issuances of shares if at any time through December 2002 the Company issues additional shares of common stock in a capital raising transaction at a price less than $1.75 per unit. Consequently, an additional 94,444 shares of common stock was issued. The value of the additional shares was determined based on the Company's closing market price on the date of the transaction, which totaled approximately $93,000 and is included in interest expense.

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

      In February and March 2003, the Company entered into Securities Purchase Agreements providing for the sale of 224,546 units, comprised of 224,546 shares of the Company's common stock and 224,546 common stock purchase warrants at $0.55 per unit. The shares are restricted pursuant to Rule 144 of the Securities Act of 1933. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.00. The warrants expire three years from the date of grant. Proceeds from the sale of shares and warrants totaled $123,500.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                          YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE 14 - STOCKHOLDERS' EQUITY (CONTINUED)

      Common Stock, Continued

      Securities Sold, Continued

      During the second quarter of 2003, the Company entered into Security Purchase Agreements providing for the sale of 194,551 units comprised of 194,551 shares of the Company's common stock and 194,551 common stock purchase warrants at an average price of $1.06 per unit. The shares are restricted pursuant to Rule 144 of the Securities Act of 1933. Each warrant entitles the holder to purchase one share of common stock at an average exercise price of $1.23. The warrants expire three years from the date of grant. Net proceeds from the sale of shares and warrants totaled $158,800.

      In July 2003, the Company entered into Security Purchase Agreements providing for the sale of 58,823 units comprised of 58,823 shares of the Company's common stock and 58,823 common stock purchase warrants at $0.85 per unit. The shares are restricted pursuant to Rule 144 of the Securities Act of 1933. Each warrants entitles the holder to purchase one share of common stock at an exercise price of $1.25. The warrants expire three years from the date of grant. Net proceeds from the sale of shares and warrants totaled $50,000.

      Stock Retirement

      In December 2003, the Company repurchased and retired 5,507 shares of its common stock for approximately $5,000.

      Stock Issuances to Professionals

      In February and March 2002, the Company issued 101,500 shares of common stock to a business development firm in exchange for business development, acquisition and administrative services valued at $369,500. Of this amount, $234,500 was expensed in the current year, $101,000 is assigned to the acquisition costs of QBI and $34,000 is assigned to the acquisition costs of XCEL and BSI as they represents payments to a consultants for the valuation of the three subsidiaries. The shares have been recorded based on the Company's closing market price on the date of issuance.

      In April and May 2002, the Company issued 406,000 shares of common stock to a business development firm in exchange for business development, acquisition and investor relation services valued at approximately $1,280,000. Of this amount, approximately $1,190,000 has been expensed in the year ended December 31, 2002 and approximately $90,000 has been assigned to the acquisition of QBI. The shares were recorded based on the Company's closing market price on the date of issuance.

      In November 2002, the Company issued 125,000 shares of common stock to a public and financial relations firm for services. The shares are restricted pursuant to Rule 144 of the Securities Act of 1933. The value of the shares totaled approximately $88,000 and was determined based on the Company's fair market value on the date of issuance.

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

      In February 2003, the Company issued 162,201 shares of common stock to an attorney for services, of which 153,632 shares are restricted pursuant to Rule 144 of the Securities Act of 1933. The value of the shares totaled approximately $91,000, determined based on the fair market value of the Company's common stock at the date of issuance. Of this amount, approximately $56,000 is capitalized as loan costs and the remainder of approximately $35,000 has been expensed.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                          YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE 14 - STOCKHOLDERS' EQUITY (CONTINUED)

      Common Stock, Continued

      Stock Issuances to Professionals, Continued

      In March 2003, the Company entered into an agreement with an investor relations firm to provide services through September 11, 2003. The Company issued 90,000 shares of the restricted common stock to the consultant as consideration for the services to be provided. The value of the shares issued totaled approximately $66,000 at the date of issuance and was determined based on the fair market value of the Company's common stock at the date of issuance. The value of the shares is included in selling, general and administrative expenses.

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

      In September 2003, the Company issued 501,200 shares of common stock to an attorney and a business development and financing firm for services. The shares are restricted pursuant to Rule 144 of the Securities Act of 1933. The value of the shares totaled approximately $451,000 at the date of issuance and was determined based on the fair market value of the Company's common stock at the date of issuance. Of this amount, approximately $95,000 was expensed for the year ended December 31, 2003 and approximately $356,000 is included in prepaid compensation expense as this relates to business development and financing services to be provided through August 2006.

      In October 2003, the Company issued 58,822 shares of its common stock to two law firms for services provided to the Company. Restricted shares totaled 29,411 pursuant to Rule 144 of the Securities Act of 1933. The remainder of 29,411 was issued as free trading shares. The value of the shares totaled approximately $68,000 at the date of issuance and was determined based on the fair market value of the Company's common stock at the date of issuance.

      In October 2003, the Company issued 12,000 shares of its common stock to a business development firm for services. The shares are restricted pursuant to Rule 144 of the Securities Act of 1933. The value of the shares totaled approximately $12,000 and was determined based on the closing price of the Company's common stock at the date of issuance.

      In November 2003, the Company issued 15,000 shares of its common stock to a business development consultant for services. The value of the shares totaled approximately $23,000 and was determined based on the closing price of the Company's common stock at the date of issuance. Of this amount, approximately $8,000 was expensed in the year ended December 31, 2003 and approximately $15,000 is included in prepaid compensation expense as this relates to business development services to be provided in 2004.

      In December 2003, the Company issued 750 shares of its common stock to Company office support staff for services. The value of the shares totaled approximately $1,100 at the date of issuance and was determined based on the closing price of the Company's common stock at the date of issuance.

      In December 2003, the Company issued 50,000 shares of its common stock to a law corporation for legal services provided to the Company. The value of the shares totaled approximately $69,000 on the date of issuance and was determined based on the fair value of the company's common stock at the date of issuance.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                          YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE 14 - STOCKHOLDERS' EQUITY (CONTINUED)

      Common Stock, Continued

      Conversion of Notes Payable

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

      Settlement Agreement

      In October 2002, the Company issued 500,000 shares of common stock to a former consultant for public and financial relations pursuant to a Settlement and Release Agreement entered into in September 2002. Pursuant to the agreement, the former consultant is entitled to receive up to 200,000 additional shares of the Company's common stock based on 8% of shares issued subsequent to the date of the agreement. As a result, an additional 148,295 shares of common stock was issued to the consultant in 2002 and the remaining 51,705 shares of common stock were issued in June 2003. The shares are restricted pursuant to Rule 144 of the Securities Act of 1933. Moreover, the settlement agreement limits the number of shares that the consultant may sell in any calendar month to 0.33% of the outstanding shares of the Company at the date of sale. The value of the shares issued in 2002 and 2003 totaled approximately $401,000 and $32,000, respectively, and was estimated based on the Company's closing market price on the date the shares were due the consultant.

      Stock Issuances to Officers

      In May 2002, Messrs. Tannous and Glaser, officer/shareholders of the Company, exercised 100,000 options to purchase common stock. The options were exercised on a "cashless" basis and as a result, the Company issued 91,962 shares of its common stock.

      In November 2002, Messrs. Tannous and Glaser exercised 400,000 options to purchase common stock at an exercise price of $0.25 in exchange for a reduction of obligation due the officer/shareholders totaling $100,000.

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

      In October 2003, the Company issued 300,000 shares of its common stock to Messrs. Tannous and Glaser as compensation and benefits earned. The value of the shares totaled $300,000 based on the Company's fair value at the date of issuance. The shares are restricted pursuant to Rule 144 of the Securities Act of 1933.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                          YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE 14 - STOCKHOLDERS' EQUITY (CONTINUED)

      Common Stock, Continued

      Stock Issuances to Employees

      In July 2002, the Company issued 5,000 shares of its common stock to an employee for services rendered. The shares were valued at $6,500 based on the Company's closing market price on the date of issuance.

      In November 2002, the Company issued 2,600 shares of its common stock to employees for services rendered. The shares were valued at approximately $2,000 based on the Company's closing market price on the date of issuance.

      In January 2003, the Company issued 19,250 shares of its common stock to two employees as compensation. Of the total amount of shares issued, 6,250 shares are restricted pursuant to Rule 144 of the Securities Act of 1933. The value of the shares totaled approximately $14,000 and was determined based on the fair market value of the Company's common stock at the date of issuance.

      In February 2003, an employee exercised options and the Company issued 132,507 shares of its common stock to the employee for services performed in 2003. The value of shares totaled approximately $113,000 and was determined based on the fair market value of the Company's stock at the date of issuance. In September 2003, the employee returned 50,000 shares of common stock to the Company. The shares, which were valued at $52,500, are placed in treasury. The treasury shares were valued based on the fair market value of the Company's common stock at the date of the return. The remainder, of approximately $60,500, is included in selling, general and administrative expenses for the year ended December 31, 2003.

      In October 2003, the Company issued 131,852 shares of its common stock to two employees for services provided. The value of the shares totaled approximately $129,000, which was determined based on the fair value of the Company's common stock at the date of issuance. The shares are restricted pursuant to Rule 144 of the Securities Act of 1933.

      In December 2003, the Company issued 35,000 shares of its common stock to an employee for services. The value of the shares totaled $49,000, which was the determined based on the fair value of the Company's common stock at the date of issuance.

      Warrants Issued to Note holders

      In December 2002, the Company issued 70,000 stock purchase warrants to two note holders (Note 10). The warrants entitle the holders to purchase 70,000 shares of the Company's common stock at an exercise price of $1.00. The warrants are exercisable immediately and expire in December 2005. The estimated value of the warrants totaled approximately $49,000 at the date of issuance and is included in additional paid-in capital. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 2.39%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 167%; and a term of 3 years. The value of the warrants was allocated to the notes based on the relative fair value of the proceeds received, which totaled $28,700. This amount is recorded as a discount on notes payable and is being amortized over the period the obligation is outstanding, using a method that approximates the effective interest method. Amortization of notes payable discount totaled approximately $16,000 and $13,000 for the years ended December 31, 2003 and 2002, respectively, and is included in interest expense.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                          YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE 14 - STOCKHOLDERS' EQUITY (CONTINUED)

      Common Stock, Continued

      Options and Warrants Issued to Professionals

      On April 9, 2002, the Company granted three business development and operations consultants each an option to purchase 25,000 shares of its common stock at an exercise price of $1.25 per share in consideration of services provided to the Company through April 8, 2003. The estimated value of the options totaled approximately $120,000 at the date of grant. Of this amount, approximately $90,000 was expensed in 2002 and approximately $30,000 was expensed in 2003. The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest of 2.55%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 116%; and a term of 1 month. The options were exercised in April 2002, which generated net proceeds to the Company totaling $93,750.

      In July 2002, the Company granted a financial communications firm and attorney options to purchase a total of 255,000 shares of its common stock at exercise prices ranging between $0.83 and $6.17, in consideration of services provided to the Company through April 2003. The estimated value of the options totaled approximately $429,000 at the date of grant. The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.06%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 143%; and a term of 2 years. Approximately $185,000 and $244,000 were expensed in the years ended December 31, 2003 and 2002, respectively. In December 2002, the Company terminated the agreement with the financial communications firm. As a result, 100,000 options, originally valued at approximately $185,000, were cancelled. In July 2002, a consultant exercised options in exchange for 30,000 shares of the Company's common stock, which generated net proceeds totaling $25,000.

      In August 2002, the Company granted a general advisory consultant options to purchase 66,666 shares of its common stock at an exercise price of $0.96, in consideration of services provided to the Company. The estimated value of the options totaled approximately $59,000 at the date of grant. The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest of 2.19%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 143%; and a term of 2 years.

      In September 2002, the Company granted an investor relations firm options to purchase 500,000 shares of its common stock at an exercise price of $1.00, in consideration of services provided to the Company through February 2004. The estimated value of the options totaled approximately $424,000 at the date of grant. The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest of 2.14%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 143%; and a term of 5 years. In December 2002, the Company terminated the agreement. As a result, 300,000 options, valued at approximately $233,000, were cancelled. Approximately $191,000 was expensed in the year ended December 31, 2002, which represents 200,000 options that remain outstanding.

      In January 2003, the Company entered into an agreement with a financial relations firm to provide services through July 2003. The agreement grants the consultant options to purchase 125,000 shares of the Company's common stock at an exercise price of $0.55 per share. The options vest equally over a six month period and expire three years from the date of grant. The estimated value of the options totaled approximately $54,000 and is included in selling, general and administrative expenses. The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 2.00%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 140%; and a term of 3 years.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                          YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE 14 - STOCKHOLDERS' EQUITY (CONTINUED)

      Common Stock, Continued

      Options and Warrants Issued to Professionals, Continued

      In February 2003, the Company issued 30,000 stock purchase warrants to a consultant for services relating to XCEL's line of credit (Note 9). Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.95. The warrants expire February 2008. The estimated value of the warrants totaled approximately $24,000 at the date of issuance. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 2.75%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 142%; and a term of 5 years.

      In May 2003, the Company entered into an agreement with a business development firm to provide services through May 2004. The Company issued options to purchase 25,000 shares of the Company's common stock at an exercise price of $1.25 per share. The options vested on the date of issuance and expire three years from the date of grant. The estimated value of the options total approximately $22,000. Of this amount, approximately $14,000 was expensed in the year ended December 31, 2003 and approximately $8,000 is included in prepaid compensation expense as this relates to services to be provided in 2004. The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 1.93%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 136%; and a term of 3 years.

      In May 2003, the Company entered into an agreement with a financial advisory and investment banking firm to provide services through May 2004. Pursuant to the agreement, the Company issued stock purchase warrants to purchase 125,000 shares of the Company's common stock at an exercise price of $0.001 per share. The warrants vested in May 2003 and expire five years from the date of grant. The estimated value of the warrants total approximately $122,000. Further, the Company issued additional stock purchase warrants to purchase 58,400 shares of the Company's common stock at an exercise price of $0.001 per share. The value of the warrants totaled approximately $59,000. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 2.58%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 160%; and a term of 5 years. In December 2003, the Company terminated its agreement with the firm.

      In June 2003, the Company entered into an agreement with a business development firm to provide services through August 2003. Pursuant to the agreement, the Company issued stock purchase warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $1.00 per share. The warrants vest equally over a three month period and expire three years from the date of grant. The estimated value of the warrants total approximately $30,000 and is included in selling, general and administrative expenses for the year ended December 31, 2003. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 1.58%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 135%; and a term of 3 years.

      In October 2003, the Company issued stock purchase warrants to an attorney for legal services to purchase 150,000 shares of its common stock at an exercise price of $1.21 per share in consideration of services provided to the Company. The estimated value of the options totaled approximately $176,000 at the date of grant and is included in selling, general and administrative expenses for the year ended December 31, 2003. The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest of 3.17%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 131%; and a term of 10 years. In December 2003, a portion of the warrants were exercised and, as a result, the Company issued 112,000 shares of its common stock, which generated net proceeds to the Company totaling approximately $136,000.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                          YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE 14 - STOCKHOLDERS' EQUITY (CONTINUED)

      Common Stock (Continued)

      Options and Warrants Issued to Consultants (Continued)

      In October 2003, the Company issued stock purchase warrants to a business development, acquisition and strategic planning consultant to purchase 500,000 shares of the its common stock at an exercise price of $1.25 in consideration for services provided to the Company. The estimated value of the options totaled approximately $471,000 at the date of grant and is included in selling, general and administrative expenses for the year ended December 31, 2003. The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest of 2.36%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 131%; and a term of 3 years.

      In November 2003, the Company issued stock purchase warrants to a financial public relations firm to purchase 144,000 shares of the its common stock at an exercise price of $1.00 in consideration for services provided to the Company through October 31, 2004. The estimated value of the options totaled approximately $153,000 at the date of grant. Of this amount, approximately $17,000 was expensed in the year ended December 31, 2003 and approximately $136,000 is included in prepaid compensation expense as this relates to services to be provided in 2004. The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest of 1.35%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 131%; and a term of 3 years.

      The number and weighted average exercise prices of the options and warrants issued to consultants are as follows:

                                                  December 31, 2003                  December 31, 2002
                                              --------------------------       ----------------------------
                                                                Average                           Average
                                                               Exercise                          Exercise
                                               Number           Price            Number           Price
                                               ------           -----            ------           -----
 Outstanding at beginning of the year          854,596        $    1.66               --        $      --
 Granted during the year                     6,317,492             1.01        1,492,929             1.71
 Exercised during the year                     126,286             1.14          105,000             1.13
 Terminated during the year                    183,400               --          533,333             1.89
 Exercisable at end of the year              6,862,402             1.08          854,596             1.66
 Outstanding at end of the year              6,862,402             1.07          854,596             1.66

      The following table summarizes information on stock options and warrants outstanding and exercisable issued to consultants at December 31, 2003:

                                                         Weighted-                  Weighted-               Weighted-
 Range of                   Remaining                     Average                    Average                 Average
 Exercise                    Number                     Contractual                   Fair                  Exercise
  Prices                   Outstanding                 Life (Years)                   Value                   Price
------------------------------------------------------------------------------------------------------------------------
 $0 to $1                  2,507,402                         3.1                 $      .82                $      .89
  1 to 2                   4,255,000                         3.2                       1.15                      1.23
  2 to 3                           -                           -                          -                         -
  3 to 4                      50,000                          .3                       3.86                      3.86
  4 to 5                      50,000                          .3                       4.63                      4.63

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                          YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE 14 - STOCKHOLDERS' EQUITY (CONTINUED)

      Common Stock (Continued)

      Options and Warrants Issued to Consultants (Continued)

      The following table summarizes information on stock options and warrants outstanding and exercisable issued to consultants at December 31, 2002:

                            Weighted-                    Weighted-                  Weighted-                   Weighted-
 Range of                   Remaining                     Average                    Average                     Average
 Exercise                    Number                     Contractual                   Fair                      Exercise
  Prices                   Outstanding                 Life (Years)                   Value                       Price
--------------------------------------------------------------------------------------------------------------------------
 $0 to $1                     66,667                          .7                 $     0.67                $       0.96
  1 to 2                     587,929                         3.5                       0.52                        0.86
  2 to 3                           -                           -                          -                            -
  3 to 4                     150,000                         1.5                       1.19                        3.29
  4 to 5                      50,000                         1.6                       1.97                        4.63


NOTE 15 - INCOME TAXES

      For federal income tax return purposes, the Company has available net operating loss carryforwards of approximately $7,899,000, which expire through 2023 and are available to offset future income tax liabilities.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2003 are as follows:


          Deferred tax asset -
            net operating loss carry forwards                   $ 3,159,600
          Deferred tax liabilities -
            intangible assets                                    (1,523,000)
                                                                -----------

          Net deferred assets before valuation allowance          1,636,600
          Valuation allowance                                    (1,636,600)
                                                                -----------

           Net deferred tax asset                               $        --
                                                                ===========

      The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                                         December 31,     December 31,
                                                                            2003              2002
                                                                         ------------     ------------
          Federal and state income tax rate                                 (34.0%)         (34.0%)
          State income taxes, net federal benefit                            (6.0%)          (6.0%)
                                                                         ------------     ------------

          Total expected provision                                          (40.0%)         (40.0%)

          Permanent differences (discounts associated with warrants
            and beneficial conversion feature amortization and
            change in fair value of  warrant liability)                       9.6%            1.9%
          Loss for which no benefit is available                             30.4%           38.1%
                                                                         ------------     ------------

          Effective income tax rate                                          0.0 %           0.0 %
                                                                         ============     ============

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                          YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE 16 - COMMITMENTS AND CONTINGENCIES

      Leases

      The Company leases its office and warehouse facilities under various lease agreements expiring through April 2022. Only one of these agreements extend greater than one year. This agreement calls for minimum monthly rental payments of approximately $21,000 with escalation clauses based on the Consumer Price Index effective during certain milestone dates of the lease agreement. Rental expense under Company's rental the operating leases totaled $368,000 and $56,000 for the years ended December 31, 2003 and 2002, respectively.

      The following is a schedule by years of approximate future minimum rental payments required under operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2003:

                 Year ending December 31,
                     2004                                    $   233,000
                     2005                                        233,000
                     2006                                        233,000
                     2007                                        233,000
                     2008                                        233,000
                     Thereafter                                2,814,000
                                                             -----------

                                                             $ 3,979,000
                                                             ===========

      Employment Agreements

      In December 2001, XCEL and BSI entered into employment agreements with 3 stockholders of the Company to pay an annual base salary of $125,000, $125,000 and $85,000 through December 2004. The agreements include provisions for salary increases and stock options based on earnings growth the XCEL and BSI may achieve. The agreements were terminated during 2003. Under these agreements, salary expense totaled approximately $370,000 and $392,000 for the years ended December 31, 2003 and 2002, respectively.

      Effective January 1, 2002, the Company entered into employment agreements with its corporate officers/stockholders of the Company to pay an annual base salary of $190,000 plus a bonus based on key milestone's the Company may achieve. The agreements expire December 31, 2005. In 2003, under the agreements, salary expense for the officers/stockholders totaled approximately $684,000, including 300,000 shares of the Company's common stock valued at $300,000. The officers/stockholders converted the amount due at December 31, 2002 to 744,056 shares of common stock, which was valued at approximately $409,000 (Note 14).

      In February 2003, QBI entered into an employment agreement with an officer of QBI to pay an annual base salary of $150,000 plus a bonus based on the performance of QBI through February 2006. The agreement also included provisions for salary increases and stock options based on earnings growth the Company may achieve. Under this agreement, salary expense totaled approximately $221,000, which includes the issuance of stock options valued at approximately $60,000 for the year ended December 31, 2003. In February 2004, this agreement was terminated.

      In August 2003, the Company entered into an employment agreement with an individual to pay an annual base salary of $150,000 through December 2005 plus a bonus of 2% based on the earnings of QBI before the computation of income taxes and based on the performance of the employee. The agreement also includes provisions for salary increases and stock options based on earnings growth the Company may achieve. Under this agreement, salary expense totaled approximately $151,000, including 100,000 shares of the Company's common stock valued at $101,000 for the year ended December 31, 2003 (Note 14).

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                          YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE 16 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

      This litigation is in its early stages and discovery has not commenced. Therefore, the Company is unable to opine as to the probable outcome of this matter at this time nor has any amount been accrued for possible loss.

      QBI is a defendant in a suit seeking $400,000 in damages brought by Fortress Systems, Inc., ("FSI") Bankruptcy Trustee. The suit which is pending in the U.S. Bankruptcy Court in Omaha, Nebraska alleges that certain products sold by QBI did not meet specifications of FSI. While the outcome of the litigation cannot be predicted at this time, the Company is seeking through negotiations with the Sellers of the QBI assets to offset the $400,000 claim against 400,000 shares of its common stock which were issued to the Sellers of the QBI assets as part of the consideration for the purchase of the QBI assets by the Company under the QBI Asset Purchase Agreement of November 30, 2003 (Note 3).

NOTE 17 - SEGMENT INFORMATION

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

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 2). The Company had no intersegment sales for the years ended December 31, 2003 and 2002. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items and interest income and expense.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                          YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------


NOTE 17 - SEGMENT INFORMATION, CONTINUED

      Summarized financial information concerning the Company's reportable segments is shown in the following table for the year ended December 31, 2003 (in thousands):

                                                                                           Research and
                                           Corporate      Nutraceutical    Pharmaceutical   Development      Consolidated
                                           ---------      -------------    --------------   -----------      ------------
          Sales, net                      $     --         $ 12,406         $  5,365         $     --         $ 17,771
          Loss before income taxes        $ (4,785)        $ (2,051)        $   (491)        $    (92)        $ (7,419)
          Deprec. and amort               $    213         $    218         $    304         $     24         $    759
          Interest expense, net           $    795         $    232         $     47         $     --         $  1,074
          Identifiable Assets             $    230         $  5,599         $  1,915         $  3,156         $ 10,900

           Summarized financial information concerning the Company's reportable segments is shown in the following table for the year ended December 31, 2002 (in thousands):

                                                                                                  Research and
                                           Corporate        Nutraceutical     Pharmaceutical      Development       Consolidated
                                           ---------        -------------     --------------      -----------       ------------
          Sales, net                      $       --         $       --        $    5,538         $       --         $    5,538
          Loss before income taxes        $   (4,031)        $       --        $     (225)        $      (28)        $   (4,284)
          Deprec. and amort               $       18         $       --        $      274         $       --         $      292
          Interest expense, net           $      166         $       --        $       38         $       --         $      204
          Identifiable Assets             $      459         $       --        $    2,212         $    3,300         $    5,971


NOTE 18 - SUBSEQUENT EVENTS

      Loans Payable - Officer/Stockholders

      Two officers/stockholders loaned a total of $20,000 to the Company through February 29, 2004. These loans accrue interest at 8% per annum. The principal and any unpaid interest are due on demand.

      Options and Warrants Exercised for Cash

      In January 2004, a business development firm exercised 125,000 options to purchase shares of the Company's common stock. Options totaling 62,500 were exercised on a "cashless basis" and, as a result, the Company issued 39,583 shares of its common stock. The remaining 62,500 options generated net proceeds totaling approximately $34,000 and resulted in the issuance of 62,500 shares of the Company's common stock.

      In February 2004, an individual exercised warrants to purchase 305,555 share of the Company's common stock at an exercise price of $0.90 per share. The transaction generated net proceeds totaling $275,000.

      Forbearance Agreement

      In March 2004, QBI entered into a forbearance agreement, which is in the process of being signed with a financial institution as to certain obligations  under a  credit  facility  (Notes 9 and  10).  The  financial institution had previously expressed its desire to no longer service accounts with credit facilities that are less than five million dollars and operate in QBI's industry sector. Pursuant to the agreement, the financial institution will forbear from exercising its rights and remedies as a result of all existing and continuing defaults through August 31, 2004 at which time, all amounts due the financial institution are due and payable. The financial institution may reduce the maximum line of credit by $1 million to $3 million and may reduce the maximum amount related to the inventory by $100,000 to $1.7 million. The financial institution has not exercised its right to impose these restrictions on QBI. Additionally, the monthly payment due to the financial institution on a note payable shall be increased to $30,000 from $22,793. The interest rates on all current obligations will increase by 2% per annum in excess of the rates that would otherwise be applicable. The Company is currently in discussions with several financial sources for a replacement credit facility.

                                    HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                          YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE 18 - SUBSEQUENT EVENTS, CONTINUED

      Amendment to Loan and Security Agreement

      In March 2004, XCEL entered into a First Amendment to Loan and Security Agreement with a finance company. Pursuant to the agreement, the maximum line of credit has been reduced by $450,000 to $300,000 and the advance rate was increased by 5% to 80% of XCEL's eligible accounts receivable. The eligible accounts receivable has been extended 30 days to 150 days from the date of service. The interest rate increased from 3.75% above XCEL's reference rate to approximately 12.8% per annum. Certain other fees were reduced, which offset the increased interest rate.