Form 10QSB
period 2004-03-31
HEALTH SCIENCES GROUP INC
filed 2004-05-24
CIK 1127696

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_____________________

FORM 10-QSB

_____________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal quarter ended March 31, 2004

Commission File Number: 333-51628

HEALTH SCIENCES GROUP, INC.

 (Exact name of Registrant as specified in its Charter)

COLORADO (State or other jurisdiction of incorporation or organization)	91-2079221 (I.R.S. Employer Identification No.)

Howard Hughes Center

6080 Center Drive, 6th Floor

Los Angeles, California 90045

(310) 242-6700

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

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

Yes [X]  No [   ]

The aggregate market value of the voting stock held by non-affiliates of the issuer on May 19, 2004 was approximately $9,180,000 based upon the average reported closing bid and asked price of such shares.  As of May 19, 2004, there were 2,352,978 shares outstanding of the issuer’s preferred shares, $0.001 par value, and 13,825,074 shares outstanding of the issuer’s common shares, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Part I.

Financial Information

Item 1.

Consolidated Financial Statements

Condensed Consolidated Balance Sheets at of March 31, 2004 and

December 31, 2003 ………….....................................................................…

2

Condensed Consolidated Statements of Operations for the

Quarters Ended March 31, 2004 and March 31, 2003 (unaudited)…..………

4

Condensed Consolidated Statements of Cash Flows for the

Quarters Ended March 31, 2004 and March 31, 2003 (unaudited)…..………

5

Notes to Condensed Consolidated Financial Statements (unaudited)..……..……

7

Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations….....………………..………………………………

12

Item 3.

Controls and Procedures..........................................................................................

18

Part II.

Other Information

Item 1.

Legal Proceedings ……………………………………………………..……………..

19

Item 2.

Changes in Securities …………………………………………………………….….

19

Item 3.

Defaults upon Senior Securities ………………………………………………….….

19

Item 4.

Submission of Matters to a Vote of Security Holders ………………………….……

19

Item 5.

Other Information ………………………………………………………………..…..

19

Item 6.

Exhibits and Reports …………………………………………………………………

19

Signatures …………………………………………………………………………………………..

20

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2004 and December 31, 2003

(Unaudited)

March 31,

December 31,

2004

2003

ASSETS

Current assets:

  Cash

$

62,033

$

265,060

  Accounts receivable, net of contractual allowance and

     allowance for doubtful accounts of $301,346 and $181,932

1,514,793

1,854,339

  Inventory

2,171,654

2,586,739

  Prepaid expenses

81,967

95,992

            Total current assets

3,830,447

4,802,130

Machinery, furniture and equipment, net of accumulated

  depreciation and amortization

1,359,775

1,416,227

Security deposits held

92,890

92,890

Loan fees, net of accumulated amortization

148,171

242,515

Excess of cost over fair value of net assets acquired

350,546

350,546

Intangible assets, net of accumulated amortization

3,970,151

3,995,713

$

       9,751,980

$

 10,900,021

==============       ===========

LIABILITIES

Current liabilities:

  Accounts payable and accrued expenses

$

2,714,141

$

2,761,665

  Lines of credit

2,716,217

2,999,511

  Current maturities of notes payable

83,965

197,313

  Obligations under capitalized leases

64,882

105,586

  Current maturities of convertible debentures payable,

    net of unamortized discount

245,000

–

  Other current liabilities

247,206

167,548

  Loans payable, stockholders

21,800

–

            Total current liabilities

6,093,211

6,231,623

Convertible debentures payable, net of unamortized discount,

    less current maturities

282,976

512,206

Notes payable, less current maturities

123,900

123,900

Warrant liability

1,806,408

2,319,169

Series A convertible preferred stock, net of unamortized

  discount of $ 786,839

876,567

794,197

          Total liabilities

9,183,062

9,981,095

The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

March 31, 2004 and December 31, 2003

(Unaudited)

March 31,

December 31,

2004

2003

STOCKHOLDERS’ EQUITY

Stockholders’ equity:

  Common stock; $0.001 par value, 50,000,000 shares

    authorized, 13,651,792 and 12,739,277 shares issued

    and outstanding at March 31, 2004 and December 31,

    2003, respectively

13,651

12,739

  Additional paid-in capital

14,890,997

14,006,960

  Dividends

(99,253)

(59,362)

  Cost of treasury shares

(52,500)

(52,500)

  Prepaid compensation expense

(534,052)

(515,170))

  Accumulated deficit

(13,649,925)

(12,473,741)

          Total stockholders’ equity

568,918

918,926

$

9,751,980

$

10,900,021

==============       ===========

The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND OTHER COMPREHENSIVE LOSS

For the Quarters Ended March 31, 2004 and 2003 (unaudited)

Fiscal Quarter Ended

Fiscal Quarter Ended

March 31, 2004

March 31, 2003

Sales, net

$

3,316,027

$

4,776,775

Cost of goods sold

2,886,571

4,093,982

Gross profit

429,456

682,793

Selling, general and administrative expenses:

  Salary expense

547,660

639,939

  Professional, legal and accounting expenses

406,238

345,588

  Depreciation and amortization

349,217

235,257

  Research and development

–

7,288

  Other selling, general and administrative expenses

372,869

346,965

    Total selling, general and administrative expenses

1,675,984

1,575,037

Loss from operations

(1,246,528)

(892,244)

Other (expense) income:

  Interest expense recorded as amortization of discounts

    on convertible debentures

(85,770)

(3,058)

  Interest expense recorded as amortization of discounts

    on convertible preferred stock

(82,370)

–

  Interest expense on all other obligations, net

(204,638)

(128,057)

  Change in fair value of warrant liability

512,761

–

  Other expense

(70,063)

(34,931)

  Other income

426

10,000

    Total other income (expense)

70,346

(156,046)

Loss before provision for income taxes

(1,176,182)

(1,048,290)

Provision for income taxes

–

–

Net loss

(1,176,182)

(1,048,290)

Preferred dividends

(19,253)

–

Net loss attributable to common shareholders

(1,195,435)

(1,048,290)

Other comprehensive loss -

  unrealized loss on marketable securities

–

(38)

Total comprehensive loss

$

(1,195,435)

$

(1,048,328)

==============

==============

Net loss per share available to

  common shareholders - basic and diluted

$

(0.09)

$

(0.11)

==============

==============

Weighted average common shares

  outstanding - basic and diluted

13,054,193

9,797,481

==============

==============

The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Quarters Ended March 31, 2004 and 2003 (unaudited)

Fiscal Quarter Ended

Fiscal Quarter Ended

March 31, 2004

March 31, 2003

Cash flows used for operating activities:

  Net loss

$

(1,176,184)

$

(1,048,290)

  Adjustments to reconcile net loss to net cash

    used for operating activities:

      Depreciation and amortization

349,217

194,060

      Issuance of common stock for services rendered

143,618

77,259

      Amortization of note payable discount

–

41,196

      Provision for contractual allowance and allowance for doubtful accts.

4,249

19,954

      Purchased inventory expensed in current quarter

–

420,455

      Issuance of common stock as financing costs

–

3,200

      Stock options issued for services

–

49,712

      Issuance of common stock to debenture holders as interest

85,092

–

      Issuance of common stock to preferred shareholders

          as dividends and penalties

209,410

–

      Decrease in fair value of warrants issued with registration rights

(512,761)

–

  Changes in assets and liabilities:

    (Increase) decrease in assets:

      Accounts receivable

335,297

(69,545)

      Inventory

415,085

(2,075)

      Prepaid expenses

14,025

114,084

      Other current assets

–

(47,195)

    Increase in liabilities:

      Accounts payable and accrued expenses

(47,524)

195,703

      Other current liabilities

81,567

(78,755)

      Other long-term liabilities

–

(3,229)

          Net cash used for operating activities

(98,909)

(133,466)

Cash flows used for investing activities:

  Purchase of furniture and equipment

(4,719)

(23,187)

  Investment in QBI

–

(242,292)

          Net cash used for investing activities

(4,719)

(265,479)

The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Quarters Ended March 31, 2004 and 2003 (unaudited)

Fiscal Quarter Ended

Fiscal Quarter Ended

March 31, 2004

March 31, 2003

Cash flows provided by (used for) financing activities:

  Payments on notes payable

(113,348)

(95,775)

  Payments on capital lease obligations

(40,704)

(59,746)

  Proceeds from stockholders

20,000

20,000

  Loan fees

–

(189,454)

  Proceeds from lines of credit

(283,294)

285,590

  Proceeds from convertible debentures

–

300,000

  Issuance of common stock

317,947

123,500

          Net cash provided by (used for) financing activities

(99,399)

384,115

Net increase in cash and cash equivalents

(203,027)

(14,830)

Cash and cash equivalents, beginning of period

265,060

169,024

Cash and cash equivalents, end of period

$

62,033

$

154,194

==============

==============

Supplemental disclosure of cash flow information:

  Interest paid

$

70,169

$

227,813

==============

==============

  Income taxes paid

$

–

$

–

==============

==============

Supplemental disclosure of non-cash investing and financing activities:

  Common stock issued for services

$

143,618

$

289,408

==============

==============

  Common stock issued for QBI

$

–

$

891,000

==============

==============

  Value of warrants issued to convertible debt holders

$

–

$

300,000

==============

==============

  Value of warrants issued to consultants as loan fees

$

–

$

94,780

==============

==============

  Stock options issued in exchange for services

$

–

$

29,455

==============

==============

  Notes payable converted to common stock

$

–

$

22,000

==============

==============

  Common stock issued as finance costs

$

–

$

3,200

==============

==============

  Common stock issued to preferred shareholders as penalties

$

169,410

$

–

==============

==============

  Common stock issued to preferred shareholders as dividends

$

80,000

$

–

==============

==============

  Common stock issued to debenture holders as interest

$

85,092

$

–

==============

==============

  Debentures converted into common stock

$

70,000

$

–

==============

==============

The accompanying notes are an integral part of these condensed consolidated financial statements

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004 and 2003 (unaudited)

NOTE 1 – ORGANIZATION

Health Sciences Group, Inc. (the “Company”) was incorporated in the state of Colorado on June 13, 1996 as Centurion Properties Development Corporation.  The Company remained dormant until October 16, 2000 when its name was changed to iGoHealthy.com, Inc.  On September 10, 2001, the Company changed its name to Health Sciences Group, Inc.  Health Sciences Group is an innovative healthcare company focused on building a vertically integrated network of life sciences companies operating in the value-added tiers of the nutraceutical and pharmaceutical product supply chain.

Effective December 14, 2001, the Company acquired 100% of the outstanding stock of XCEL Healthcare, Inc., a California corporation and the outstanding shares of BioSelect Innovations, Inc., a Nevada corporation for approximately $4.4 million pursuant to a Stock Purchase and Sale Agreement.

On February 25, 2003, effective January 1, 2003, the Company acquired Quality Botanical Ingredients pursuant to an Asset Purchase Agreement for approximately $1.5 million.  Quality Botanical Ingredients is a leading manufacturer and contract processor of bulk botanical materials and nutritional ingredients supplied to buyers in various industries including pharmaceutical, nutraceutical, and cosmetics.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These financial statements include the accounts of the Company and its wholly owned subsidiaries, Quality Botanical Ingredients, Inc. (“QBI”), XCEL Healthcare, Inc. (“XCEL”) and BioSelect Innovations, Inc. (“BioSelect”).  All material inter-company accounts have been eliminated in consolidation.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by Health Sciences Group, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  The results for the quarter ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.  These financial statements and the notes hereto should be read in conjunction with the Company's consolidated audited financial statements and related footnotes for the year ended December 31, 2003 included in the Company's annual report on Form 10-KSB which was filed April 15, 2004.

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

March 31, 2004 and 2003 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Management plans to take, or has taken, the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

•

Through April 30, 2004, the Company has raised approximately $900,000 from the sale of equity funds and anticipates raising additional equity funds of up to $3,000,000 that will be used to fund any capital shortfalls.

•

Management is decreasing expenses by using internal resources to perform due diligence and other acquisition related duties on future acquisitions.

•

Management has streamlined its operations and is developing new products, which are anticipated to have increased gross profit margins.

Accounting Policies

There have been no changes in accounting policies used by the Company during the quarter ended March 31, 2004.

NOTE 3 – STOCK OPTIONS ISSUED TO EMPLOYEES

Pro Forma Information for Stock Options Issued to Employees

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered.  The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation.  The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.  The Company uses the fair value method for options granted to non-employees.  If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company’ net loss and loss per share would be reduced to the pro forma amounts indicated below for the quarters ended March 31, 2004 and 2003:

March 31, 2004

Net loss attributable to common

  shareholders, as reported

$

(1,195,435)

Stock compensation calculated under SFAS 123

(50,836)

Pro forma net loss attributable to

  common shareholders

$

               (1,246,271)

Net loss per share available to common

  shareholders – basic and diluted

     As reported

$

                      (0.10)

     Pro forma

$

                      (0.10)

Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions:  average risk free interest rate of 1.99% for 2004 and 2.10% for 2003; dividend yield of 0% for each of the years 2004 and 2003; average volatility factor of the expected market price of the Company’s common stock of 123.0% for 2004 and 133.6% for 2003; and an expected life of the options of 3 years for each of the 2004 and 2003.

This option valuation model requires input of highly subjective assumptions.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004 and 2003 (unaudited)

NOTE 4 – INTANGIBLE ASSETS

A summary is as follows:

March 31, 2004

Patents

$

3,393,012

Formulas

680,000

Agreements not-to-compete

390,000

Website development

50,000

4,513,012

Less accumulated amortization

542,861

$

                3,970,151

Amortization expense totaled approximately $118,574 for the quarters ended March 31, 2004.  Amortization expense for the years ending December 31, 2004 and 2005 is estimated to be approximately $228,000 and $157,000, respectively, $179,000 for each of the subsequent years ending through December 31, 2016 and approximately $133,000 thereafter.

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

NOTE 5 – STOCKHOLDERS’ EQUITY

Consulting Agreement

In February 2004, the Company entered into an agreement with a media services firm to provide broadcast services for a period of three months.  The Company issued 30,000 shares of restricted common stock to the consultant as consideration for the services to be provided.  The value of the shares issued totaled approximately $37,500 at the date of issuance and was determined based on the fair market value of the Company’s common stock at the date of issuance.  The amount is included in selling, general and administrative expenses.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004 and 2003 (unaudited)

NOTE 5 – STOCKHOLDERS’ EQUITY, Continued

In March 2004, the Company issued 100,000 shares of unregistered common stock to a business development company for services to be performed through March 2005 relating to technology transfer opportunities.  The value of the shares totaled approximately $125,000 at the date of issuance and was determined based on the fair market value of the Company’s common stock at the date of issuance.  The value of the shares will be expensed evenly over the year, which resulted in a $31,000 expense for the quarter ended March 31, 2004.  The remainder of approximately $94,000 has been included in prepaid compensation expense.

Warrant Exercises

In February 2004, the Company issued an aggregate total of 102,083 shares of common stock to an individual upon the exercise of a stock purchase warrant giving him the right to purchase 125,000 shares at the exercise price of $0.55 per share.  One half of the warrant was exercised on a cashless basis resulting in 39,583 shares being issued while the balance of 62,500 shares were purchased resulting in proceeds to the Company in the amount of $34,375.

In March 2004, the Company issued an aggregate total of 305,555 shares of common stock to an individual upon the exercise of stock purchase warrants with the exercise price of $0.90 per share.  Proceeds to the Company from the warrant exercise totaled $275,000.

Convertible Debentures

In January 2004, the Company issued 100,000 shares of common stock to its debenture holders upon a conversion request.

In March 2004, the Company issued 65,455 shares of common stock to its debenture holders as payment, in lieu of cash, for interest accrued on the unconverted portion of the debenture.

NOTE 6 – SEGMENT INFORMATION

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

The Company has no inter-segment sales for the quarters ended March 31, 2004 and 2003.  The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology and marketing strategies.  The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items and interest income and expense.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the quarter ended March 31, 2004 (in thousands):

Research and

Corporate

Nutraceutical

Pharmaceutical

Development

Consolidated

Revenue

$

–

$

2,288

$

1,014

$

15

$

3,316

Loss before income taxes

$

(636)

$

(381)

$

(120)

$

(38)

$

(1,176)

Deprec. and amort.

$

41

$

62

$

61

$

24

$

143

Interest expense, net

$

303

$

61

$

9

$

–

$

373

Identifiable Assets

$

7,936

$

4,760

$

1,796

$

3,120

$

9,752

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004 and 2003 (unaudited)

NOTE 6 – SEGMENT INFORMATION. Continued

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the quarter ended March 31, 2003 (in thousands):

Research and

Corporate

Nutraceutical

Pharmaceutical

Development

Consolidated

Revenue

$

–

$

3,360

$

1,417

$

–

$

4,777

Loss before income taxes

$

556

$

469

$

10

$

13

$

1,048

Deprec. and amort.

$

21

$

42

$

70

$

–

$

133

Interest expense, net

$

49

$

66

$

16

$

–

$

131

Identifiable Assets

$

172

$

7,047

$

2,371

$

3,300

$

12,890

NOTE 7 – SUBSEQUENT EVENTS

Securities Purchase Agreements

In April 2004, the Company entered into Securities Purchase Agreements with two institutional investors providing for the sale of 30 units of its Series B Convertible Preferred Stock (“Series B Preferred”) with a face value of $25,000 per share.  Each unit includes one share of preferred stock convertible into 29,412 shares of common stock, one warrant to purchase 14,706 shares of common stock at a purchase price of $1.25 per share (“Series B Warrants”) and one warrant to purchase 14,706 shares of common stock at a purchase price of $1.50 per share (“Series C Warrants”).  This financing also includes a “Green Shoe” provision entitling the investors to purchase up to an additional $750,000 of Series B Preferred stock on the same terms for a period ninety days following the effective date of closing.  The Series B Preferred stock shall convert into shares of the Company’s common stock at the purchase price per unit on the earlier of 1) the request of the Holder; 2) three years from the date of closing; or 3) if, beginning on 180 days from the date of closing, the Company’s common stock trades at a closing bid price greater than $2.125 for twenty consecutive days and the daily trading volume is greater than 150,000 shares per day.  The Holders of the Series B Preferred stock shall be entitled to receive dividends at 6% per annum payable in cash or, at the Company’s sole discretion, in registered shares of the Company’s common stock, at the end of each calendar quarter and three years from the date of closing.  Beginning ninety days following the effective date of closing, if the closing bid price of the Company’s common stock exceeds $3.00 for a period of twenty consecutive trading days and the daily volume is greater than 125,000 shares per day, the Series B Warrants may be redeemed by the Company at $0.01 per warrant and beginning one hundred eighty days following the effective date of closing, if the closing bid price of the Company’s common stock exceeds $3.75 for a period of twenty consecutive trading days and the daily volume is greater than 125,000 shares per day, the Series C Warrants may be redeemed by the Company at $0.01 per warrant..  The Series B and C Warrants expire five years from the date of closing.  The Company is required to file a registration statement covering the common shares underlying the Series B Preferred and the Series B and C Warrants no later than forty five days after the date of closing.  Net proceeds from this financing totaled approximately $627,000.

NOTE 7 – SUBSEQUENT EVENTS, Continued

Options Issuances

The Company issued a stock option for 500,000 shares of common stock to each of its two officers.  Each option entitles the holder to purchase one share of common stock at an exercise price of $0.85.  The warrants expire in May 2014.  The estimated value of each option totaled approximately $430,000 at the date of issuance.

Item 2.

 Management's Discussion and Analysis of financial condition and results of operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company's actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements.  The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and accompanying notes herein.  The financial information presented is for the quarters ended March 31, 2004 and March 31, 2003.

Overview

Health Sciences Group, Inc. (the “Company”), a Colorado corporation, is an integrated provider of innovative products and services to the nutraceutical, pharmaceutical, and cosmeceutical industries offering value-added ingredients, bioactive formulations, and proprietary technologies used in nutritional supplements, functional foods and beverages, and skin care products.  Its subsidiaries include Quality Botanical Ingredients (“QBI”), a leading manufacturer and contract processor of bulk botanical materials and nutritional ingredients for the nutraceutical, pharmaceutical and cosmetic industries; XCEL Healthcare, a fully licensed, specialty compounding pharmacy focused on delivering full service pharmacology solutions to customers with chronic ailments that require long-term therapy; and BioSelect Innovations, which develops and sells products based on proprietary technologies in the areas of topical and transdermal drug delivery, cosmeceuticals, and integrative medicine to a global network of customers who manufacture and distribute compounded pharmaceuticals, functional foods, skin care products and cosmetics.

We strive to differentiate ourselves through the use of:

•

Proprietary/patented technologies;

•

Pharmaceutical research and/or clinical trials; and

•

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

Through an expansive network and long-standing relationships, management has access to a steady supply of such quality acquisition candidates.  We plan to leverage the core competency of our management team and advisory board members, having experience in mergers and acquisitions, financings, business valuations, and operations, to effectuate such transactions.  We expect to take an active role in providing strategic guidance and operational support.  By applying operational improvements, introducing synergistic efficiencies, and leveraging economies of scale, management expects to further enhance the Company’s earnings potential.

Our acquisition strategy is to:

•

acquire significant interests and integrate into a collaborative network;

•

provide strategic guidance and operational support to our subsidiary companies; and

•

promote synergistic collaboration among our subsidiary companies.

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

Note 2 of the "Notes to Consolidated Financial Statements,” included in our annual report contained in Form 10-KSB filed on April 15, 2004, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.  The following is a brief description of the more significant accounting policies and methods we use.

Impairment of Intangible Long-lived Assets.  Intangible assets such as excess of fair value of net assets acquired, patents and formulas could become impaired and require a write-down if circumstances warrant.  Conditions that could cause an asset to become impaired include lower-than-forecasted revenues, changes in our business plans or a significant adverse change in the business climate.  The amount of an impairment charge would be based on estimates of an asset’s fair value as compared with its book value.  In accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) Nos. 142 and 144, we perform a valuation, at least annually and whenever other circumstances arise, of our intangible long-lived assets to determine if any impairment exists.

Contractual Allowance.  The difference between our established billing rates and the amount estimated by us as reimbursable from health insurance companies is the contractual allowance.  The contractual allowance could vary if there is a change in the health insurance company’s established policies relating to covered services or billing rates.  In evaluating the contractual allowance, we consider a number of factors, including the age of the accounts, changes in collection patterns and the composition of patient accounts.  Actual collections of accounts receivable in subsequent periods may require changes in the estimated contractual allowance.  We review our contractual allowance and, if warranted, adjust the allowance on a quarterly basis.

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

Selected Statement of Operations Information

Fiscal Quarters Ended March 31,

2004

2003

_______________

________________

Net sales

$

3,316,027

$

4,776,775

Gross profit

$

429,456

$

682,793

Net loss

$

(1,176,182)

$

(1,048,290)

Net loss attributable to

  common shareholders

$

(1,195,435)

$

(1,048,328)

Net loss per share available

  to common shareholders

$

(0.09)

$

(0.11)

Quarter ended March 31, 2004 compared to quarter ended March 31, 2003

Net Sales.  Our consolidated net sales for the quarters ended March 31, 2004 and 2003 is as follows:

Fiscal Quarters Ended March 31,

2004

2003

Amount

% Sales

Amount

% Sales

____________     _______                     ___________       _____

Nutraceutical group

$

2,287,645

69%

$

3,360,141

70%

Pharmaceutical group

1,028,382

31%

1,416,634

30%

$

       3,316,027

100%

$

       4,776,775

100%

The nutraceutical group’s sales decreased in first quarter 2004 to $2,287,645, or 69% of net sales, compared to $3,360,141, or 70% of net sales, during the same period in 2003 due to management’s decision to discontinue certain products driven by gross margin criteria.  As part of its overall strategy, management is shifting the focus of its nutraceutical group toward sales of high-margin proprietary products and away from the low-margin commodity products which it has historically been selling.  The Company expects to target its current customer base for sales of such products in addition to seeking new customers.

The pharmaceutical group’s sales decreased slightly to $1,028,382, or 31% of net sales, in 2004 from $1,415,634, or 30% of net sales, in 2003 due to the decline in demand for its drug delivery creams and declining reimbursement amounts from insurance payors for our compounded drugs.  As Medi-Cal, our primary insurance payor, reimbursements are decreasing and drug costs are increasing, the pharmaceutical group is analyzing other patient categories to which the group can service effectively while achieving its target gross profit.  Also, during the first quarter of 2004, management continued to analyze its patient base and refocus its targeted market to specific patient groups for which the billed claims have increased reimbursement amounts from the insurance payors, higher gross profit margins and increased medication usage per patient.  This allows us to more effectively service our patients and provide the level of service they expect from us.  The research and development group continues its development of cosmetic products that utilize ingredients and herbs to form specialized cosmetics bases for the Company’s current and future customers

Cost of Goods Sold.  Cost of goods sold for the quarters ended March 31, 2004 and 2003 is as follows:

Fiscal Quarters Ended March 31,

2004

2003

Amount

% Sales

Amount

% Sales

____________     _______                     ___________       _____

Nutraceutical group

$

1,985,453

60%

$

2,992,912

63%

Pharmaceutical group

901,118

27%

1,101,073

23%

Cost of goods sold

2,886,571

87%

4,093,982

86%

Gross profit

$

429,456

13%

$

682,793

14%

Cost of goods sold for the nutraceutical group totaled $1,985,453, or 60.0% of net sales, and $2,992,912, or 63% of net sales, for the quarters ended March 31, 2004 and 2003, respectively.  Included in the cost of goods sold is approximately $421,000 of non-recurring expense due to the high basis of inventory on-hand in the first quarter 2003.  Without these charges the cost of goods sold would have been $2,571,912, or 54% of net sales, for the quarters ended March 31, 2003.  Management hopes to be able to reduce costs of goods sold as a percentage of sales through increased purchasing power and operational efficiencies.

Cost of goods sold for the pharmaceutical group totaled $901,118 and $1,101,073, or 27% and 23% of net sales, for the quarters ended March 31, 2004 and 2003, respectively.  The increase in the cost of goods sold is primarily due to increased medication costs.  Management is in negotiations with its primary vendor to obtain better pricing on high volume purchased items.

Total consolidated cost of goods sold totaled $2,886,571, or 87% of net sales, and $4,093,982, or 86% of net sales, for the quarters ended March 31, 2004 and 2003, respectively.  The resulting gross profits totaled $429,456, or 13% of net sales, and $682,793, or 14% of net sales, for the quarters ended March 31, 2004 and 2003, respectively.

Selling, General and Administrative.  Total consolidated operating expenses for the quarters ended March 31, 2004 and 2003 totaled $1,675,984 or 51% of net sales, and $1,575,037, or 33% of net sales, respectively.  Our operating expenses primarily include the following amounts:

Fiscal Quarters Ended March 31,

2004

2003

Amount

% Sales

Amount

% Sales

____________     _______                ___________       _____

Salary expenses

$

547,660

16.5%

$

639,936

13.4%

Professional, legal

   and accounting fees

$

406,238

12.3%

$

328,438

6.9%

Depreciation and amortization

$

142,677

4.3%

$

194,060

4.1%

Commission expense

$

22,162

0.7%

$

87,370

1.8%

Other selling, general and

  administrative expenses

$

557,247

16.8%

$

325,233

6.8%

$

1,675,984

50.6%

$

1,575,037

33.0%

Salary expenses totaled $547,660, or 17% of net sales, and $639,936, or 13% of net sales, for the quarters ended March 31, 2004 and 2003, respectively.

Professional, legal and accounting expenses totaled $406,238 or 12% of net sales, and $328,438, or 7% of net sales, for the first quarter in 2004 and 2003, respectively.  Professional, legal and accounting include fees paid to consultants for investor relations services including providing financial communication programs, and fees paid for accounting and legal services provided.

Depreciation and amortization expense totaled $142,677, or 4% of net sales, and $194,060, or 4% of net sales, for the quarters ended March 31, 2004 and 2003, respectively.

Commissions paid to sales people totaled approximately $22,162 and $87,370 for the quarters ended March 31, 2004 and 2003, respectively.  To remain competitive in the industry, QBI, our new subsidiary, pays commission at rates which vary from 5% - 15% over a base amount of collected sales.  Different rates are based on sales levels and geographic locations.

Other selling, general and administrative expenses totaled $557,247, or 17% of net sales, and $325,233, or 7% of net sales, for the quarters ended March 31, 2004 and 2003, respectively.  Other selling, general and administrative expenses include such items as automobile expenses, delivery and freight costs, office supplies and services, rent, travel, and utilities.

Other expenses.  Interest expense totaled approximately $372,778 and $131,115 for the quarters ended March 31, 2004 and 2003, respectively and includes interest paid on lines of credit, notes payable, capital leases and amortization of discount on the sale of convertible debentures and the issuance of convertible preferred stock.  Amortization of discounts on debentures and preferred stock represent the interest cost associated with issuing the convertible debentures and preferred stock with warrants and the intrinsic value of the beneficial conversion feature, which totaled approximately $168,140 and $3,058 for the quarter ended March 31, 2004 and 2003, respectively, and are non-cash expenditures.

The change in fair value of warrant liability totaled $512,761 and represents the change in fair value of warrants issued with registration rights to various professionals and the purchasers of our preferred stock.  At the date of issuance, we did not have an effective registration statement and, therefore, recorded the value of the warrants issued at the date of grant as a liability.  The increase in the fair value is included as income on our statement of operations for the quarter ended March 31, 2004.  The balance of the preferred stock, approximately $2,319,000, and any increase or decrease in fair value will be recorded in stockholders’ equity at the date the associated registration statement becomes effective.  We anticipate the effective date to be in the second quarter 2004.

Net Loss.  Net loss for the fiscal quarters ended March 31, 2004 and 2003 totaled approximately ($1,195,435) or (36%) of net sales and ($1,048,328) or (22%) of net sales, respectively.  Net loss per share of common stock was ($0.09) and ($0.11) for the fiscal quarters ended March 31, 2004 and 2003, respectively.  There can be no assurance that we will ever achieve profitability or that a stream of revenues can be generated and sustained in the future.

Use of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

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

EBITDA for the quarters ended March 31, 2004 and 2003 on a consolidated basis totaled ($454,187) and ($681,919), respectively.  EBITDA for our subsidiary company operations totaled ($330,362) and ($242,563) for the quarters ended March 31, 2004 and 2003, respectively.

The reconciliation of this non-GAAP financial measure is as follows:

Consolidated Basis

Subsidiary Company Operations

Fiscal Quarter

Fiscal Quarter

Fiscal Quarter

Fiscal Quarter

 Ended

Ended

Ended

Ended

March 31, 2004

March 31, 2003

March 31, 2004

March 31, 2003

Net loss, as reported

$

(1,176,182)

$

(1,048,290)

$

(539,828)

$

(492,550)

Interest expense, net

372,778

131,115

69,838

77,239

Depreciation and amortization

349,217

235,256

139,628

172,748

EBITDA

(454,187)

(681,919)

(330,362)

(242,563)

Capital Resources and Liquidity

Assets.  Our current assets totaled $3,830,447 and $4,802,130 at March 31, 2004 and 2003, respectively.  Total assets were $9,751,980 and $10,900,021 at March 31, 2004 and 2003, respectively.  At March 31, 2004, assets consisted primarily of cash on hand of $62,033, net accounts receivable totaling $1,514,793, inventory of $2,171,654, security deposits and prepaid expenses totaling $174,857, net machinery, furniture and equipment totaling $1,359,775, net loan fees of $148,171, excess of cost over fair value of net assets acquired totaling $350,546, and patents and other intangible assets totaling $3,970,151.  At March 31, 2003, assets consisted primarily of cash on hand of $265,060, net accounts receivable totaling $1,854,339, inventory of $2,586,739, security deposits and prepaid expenses totaling $188,882, net machinery, furniture and equipment totaling $1,416,227, net loan fees of $242,515, excess of cost over fair value of net assets acquired totaling $350,546, and patents and other intangible assets totaling $3,995,713.

Liabilities and Working Capital.  Our current liabilities totaled $6,093,211 and $6,231,623 at March 31, 2004 and 2003, respectively.  This resulted in working capital deficit totaling $(2,262,764) at March 31, 2004 and a working capital deficit of $(1,429,493) at March 31, 2003.  Total liabilities were $9,183,062 and $9,981,095 at March 31, 2004 and 2003, respectively.  At March 31, 2004 and 2003, liabilities consisted primarily of accounts payable and accrued expenses totaling $2,714,141 and $2,761,665, respectively.  Lines of credit totaled $2,716,217 and $2,999,511 at March 31, 2004 and 2003, respectively.  Net convertible debentures payable totaled $527,976 and $512,206 at March 31, 2004 and 2003, respectively, while the Series A convertible preferred stock totaled $876,567 and 794,197 at the end of first quarter 2004 and 2003, respectively.  The warrant liability totaled $1,806,408 and $2,319,169 at March 31, 2004 and 2003, respectively.

Cash Requirements and Additional Funding

In the first quarter ended March 31, 2004, cash used for operating activities totaled ($98,909), cash used for investing activities totaled ($4,719), and cash used for financing activities totaled ($99,399).  Cash flows used by financing activities were primarily payments issued on our lines of credit ($283,000), notes payable ($113,000), and capital lease obligations ($41,000).  During the quarter, we received proceeds totaling approximately $309,000 from the sale of our common stock upon the conversion of warrants.  Cash and cash equivalents decreased by ($203,000) to a balance of approximately $62,000 at the end of the quarter.

Capital lease obligations on equipment, operating leases for our offices and warehouse, and employment contracts are operating expenses and are expected to be paid either with cash generated from operations or from financing activities.  The repayment of principal on long-term debt will either be paid by cash generated from operations or from financing activities.  Convertible debentures are expected to be converted into shares of our common stock pursuant to the agreements, resulting in additional issuances of our common stock.

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

Subsequent Events

Securities Purchase Agreements

In April 2004, the Company entered into Securities Purchase Agreements with two institutional investors providing for the sale of 30 units of its Series B Convertible Preferred Stock (“Series B Preferred”) with a face value of $25,000 per share.  Each unit includes one share of preferred stock convertible into 29,412 shares of common stock, one warrant to purchase 14,706 shares of common stock at a purchase price of $1.25 per share (“Series B Warrants”) and one warrant to purchase 14,706 shares of common stock at a purchase price of $1.50 per share (“Series C Warrants”).  This financing also includes a “Green Shoe” provision entitling the investors to purchase up to an additional $750,000 of Series B Preferred stock on the same terms for a period ninety days following the effective date of closing.  The Series B Preferred stock shall convert into shares of the Company’s common stock at the purchase price per unit on the earlier of 1) the request of the Holder; 2) three years from the date of closing; or 3) if, beginning on 180 days from the date of closing, the Company’s common stock trades at a closing bid price greater than $2.125 for twenty consecutive days and the daily trading volume is greater than 150,000 shares per day.  The Holders of the Series B Preferred stock shall be entitled to receive dividends at 6% per annum payable in cash or, at the Company’s sole discretion, in registered shares of the Company’s common stock, at the end of each calendar quarter and three years from the date of closing.  Beginning ninety days following the effective date of closing, if the closing bid price of the Company’s common stock exceeds $3.00 for a period of twenty consecutive trading days and the daily volume is greater than 125,000 shares per day, the Series B Warrants may be redeemed by the Company at $0.01 per warrant and beginning one hundred eighty days following the effective date of closing, if the closing bid price of the Company’s common stock exceeds $3.75 for a period of twenty consecutive trading days and the daily volume is greater than 125,000 shares per day, the Series C Warrants may be redeemed by the Company at $0.01 per warrant..  The Series B and C Warrants expire five years from the date of closing.  The Company is required to file a registration statement covering the common shares underlying the Series B Preferred and the Series B and C Warrants no later than forty five days after the date of closing.  Net proceeds from this financing totaled approximately $627,000.

Options Issuances

For the achievement of key milestones and upon approval by the board of directors, the Company granted a stock option for 500,000 shares of common stock to each Messrs. Tannous and Glaser, our two officers and majority shareholders.  Each option entitles the holder to purchase shares of common stock at an exercise price of $0.85 per share.  The warrants expire in May 2014.  The estimated value of each option totaled approximately $430,000 at the date of issuance.  The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions:  average risk-free interest of 1.99%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 123%; and a term of 10 years.

Item 3.  Controls and Procedures

Our Chief Executive Officer, President, and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company.  The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.  The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of the date of this report and believe that the Company’s disclosure controls and procedures are effective based on the required evaluation.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Other Information

PART II.

Other Information

Item 1.

Legal Proceedings – None.

Item 2.

Changes in Securities

(1)

In February 2004, the Company entered into an agreement with a media services firm to provide broadcast services for a period of three months.  The Company issued 30,000 shares of the restricted common stock to the consultant as consideration for the services to be provided.  The value of the shares issued totaled approximately $37,500 at the date of issuance and was determined based on the fair market value of the Company’s common stock at the date of issuance.

(2)

In March 2004, the Company issued 100,000 shares of unregistered common stock to a business development company services to be preformed through March 2005 relating to technology transfer opportunities.  The value of the shares totaled approximately $125,000 at the date of issuance and was determined based on the fair market value of the Company’s common stock at the date of issuance.

(3)

In April 2004, the Company entered into Securities Purchase Agreements with two institutional investors providing for the sale of 30 units of its Series B Convertible Preferred Stock (“Series B Preferred”) with a face value of $25,000 per share.  Each unit includes one share of preferred stock convertible into 29,412 shares of common stock, one warrant to purchase 14,706 shares of common stock at a purchase price of $1.25 per share (“Series B Warrants”) and one warrant to purchase 14,706 shares of common stock at a purchase price of $1.50 per share (“Series C Warrants”).  The Company is required to file a registration statement covering the common shares underlying the Series B Preferred and the Series B and C Warrants no later than forty five days after the date of closing.  Net proceeds from this financing totaled approximately $627,000.

Item 3.

Defaults Upon Senior Securities – None.

Item 4.

Submission of Matters to Vote of Security Holders – None.

Item 5.

Other Information – None.

Item 6.

Exhibits and Reports on Form 8-K

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

(b)

Reports on Form 8-K:

None.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the issuer has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized this 24th day of May 2004.

HEALTH SCIENCES GROUP, INC.

By:

   /s/ Fred E. Tannous

Fred E. Tannous

Chief Executive Officer,

Principal Financial Officer and Co-Chairman