Form 10QSB
period 2004-06-30
HEALTH SCIENCES GROUP INC
filed 2004-08-23
CIK 1127696

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal quarter ended June 30, 2004

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

Yes [X]  No [   ]

As of August 20, 2004, there were outstanding 2,352,948 shares of Series A convertible preferred stock, 882,353, on an as if converted basis, of Series B convertible preferred stock, and 13,581,773 of the issuer’s common stock, all at a $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Part I.

Financial Information

Item 1.

Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet as of June 30, 2004 (unaudited)..….…

2

Condensed Consolidated Statements of Operations and Other Comprehensive

       Loss for the Quarters and Six Months Ended June 30, 2004 and

June 30, 2003 (unaudited)…..........................................................................

4

Condensed Consolidated Statements of Cash Flows for the Six Months

Ended June 30, 2004 and June 30, 2003 (unaudited)…..……………..……

6

Notes to Condensed Consolidated Financial Statements (unaudited)..……..……

9

Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations….....………………..…………………….………

18

Item 3.

Controls and Procedures...........................................................................................

26

Part II.

Other Information

Item 1.

Legal Proceedings ……………………………………………………..……………..

27

Item 2.

Changes in Securities …………………………………………………………….….

27

Item 3.

Defaults upon Senior Securities ………………………………………………….….

28

Item 4.

Submission of Matters to a Vote of Security Holders ………………………….……

28

Item 5.

Other Information ………………………………………………………………..…..

28

Item 6.

Exhibits and Reports …………………………………………………………………

28

Signatures …………………………………………………………………………………………..

29

PART I.

FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2004 and December 31, 2003

(Unaudited)

June 30,

December 31,

2004

2003

ASSETS

Current assets:

  Cash

$

303,131

$

265,060

  Accounts receivable, net of contractual allowance and

     allowance for doubtful accounts totaling $173,593 and $181,932

1,248,494

1,854,339

  Inventory

1,883,210

2,586,739

  Prepaid expenses

118,646

95,992

            Total current assets

3,553,481

4,802,130

Machinery, furniture and equipment, net of accumulated

  depreciation and amortization

931,060

1,416,227

Security deposits held

74,374

92,890

Loan fees, net of accumulated amortization

156,522

242,515

Excess of cost over fair value of net assets acquired

350,546

350,546

Intangible assets, net of accumulated amortization

3,877,177

3,995,713

$

8,943,160

$

10,900,021

===========       =========

LIABILITIES

Current liabilities:

  Accounts payable and accrued expenses

$

2,850,395

$

2,761,665

  Lines of credit

2,457,432

2,999,511

  Current maturities of notes payable

264,662

197,313

  Obligations under capitalized leases

64,126

105,586

  Current maturities of convertible debentures payable,

    net of unamortized discount

556,267

–

  Other current liabilities

122,739

167,548

  Loans payable, stockholders

20,000

           –

            Total current liabilities

6,335,621

6,231,623

Convertible debentures payable, net of unamortized discount,

    less current maturities

–

512,206

Notes payable, less current maturities

–

123,900

Warrant liability

1,367,850

2,319,169

Series A convertible preferred stock, net of unamortized

  discount of $ 704,469

958,937

794,197

Series B convertible preferred stock, net of unamortized

  discount of $ 396,662

230,621

           –

          Total liabilities

8,893,029

9,981,095

The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

June 30, 2004 and December 31, 2003

(Unaudited)

June 30,

December 31,

2004

2003

STOCKHOLDERS’ EQUITY

Stockholders’ equity:

  Common stock; $0.001 par value, 50,000,000 shares

    authorized, 13,581,773 and 12,739,277 shares issued

    and outstanding at June 30, 2004 and December 31,

    2003, respectively

13,582

12,739

  Additional paid-in capital

14,668,775

13,947,598

  Cost of treasury shares

(52,500)

(52,500)

  Prepaid compensation expense

(381,296)

(515,170)

  Accumulated deficit

(14,198,430)

(12,473,741)

          Total stockholders’ equity

50,131

918,926

$

8,943,160

$

10,900,021

===========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND OTHER COMPREHENSIVE LOSS

For the Quarters and Six Months Ended June 30, 2004 and 2003 (unaudited)

Fiscal Quarter

Fiscal Quarter

Six Months

Six Months

Ended

Ended

Ended

Ended

June 30, 2004

June 30, 2003

June 30, 2004

June 30, 2003

Sales, net

$

2,595,133

$

4,926,617

$

5,911,159

$

9,703,392

Cost of goods sold

2,265,546

3,876,793

5,083,003

7,970,777

Gross profit

329,587

1,049,824

828,156

1,732,615

Selling, general and

    administrative expenses:

Professional, legal and

    accounting expenses

654,130

291,313

1,075,367

619,751

Depreciation and amortization

107,439

120,047

250,117

252,704

Research and development

–

12,691

–

19,979

Other selling, general and

    administrative expenses

789,534

1,184,525

1,977,159

2,291,180

Total selling, general and

    administrative expenses

1,551,103

1,608,576

3,302,643

3,183,614

Loss from operations

(1,221,516)

(558,752)

(2,474,487)

(1,450,999)

Other (expense) income

  Interest expense recorded as

    amortization of discounts on

    convertible debentures

(28,291)

(132,878)

(114,061)

(158,357)

  Interest expense recorded as

    amortization of discounts on

    convertible preferred stock

(98,192)

–

(180,562)

–

  Interest expense and financing costs

    on all other obligations, net

(89,455)

(93,507)

(303,694)

(193,610)

  Change in fair value of warrant liability

851,042

180,648

1,363,803

83,074

  Non-compete

–

–

(24,999)

–

  Other expense

–

(69,539)

(35,464)

(110,002)

  Other income

44,521

5,224

44,775

15,224

Total other (expense) income

679,625

(110,052)

749,798

(363,671)

Loss before income taxes

(541,891)

(668,804)

(1,724,689)

(1,814,670)

Provision for income taxes

          –

          –

          –

          –

Net loss

(541,891)

(668,804)

(1,724,689)

(1,814,670)

(continued)

The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND OTHER COMPREHENSIVE LOSS (CONTINUED)

For the Quarters and Six Months Ended June 30, 2004 and 2003 (unaudited)

Fiscal Quarter

Fiscal Quarter

Six Months

Six Months

Ended

Ended

Ended

Ended

June 30, 2004

June 30, 2003

June 30, 2004

June 30, 2003

Preferred dividends

(48,521)

          –

(67,774)

          –

Net loss attributable to

  common shareholders

$

(590,412)

$

(668,804)

$

(1,792,463)

$

(1,814,670)

===========       ============        ============       ============

Net loss per share

  attributable to common

  shareholders - basic and diluted

$

(0.04)

$

(0.06)

$

(0.14)

$

(0.17)

===========       ============        ============       ============

Weighted average common shares

  outstanding - basic and diluted

13,609,053

11,088,697

13,174,165

10,503,874

===========       ============        ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2004 and 2003 (unaudited)

Six Months Ended

Six Months Ended

June 30, 2004

June 30, 2003

Cash flows used for operating activities:

  Net loss

$

(1,724,689)

$

(1,814,670)

  Adjustments to reconcile net loss to net cash

    used for operating activities:

      Purchased inventory expensed in current period

–

546,046

      Depreciation and amortization

326,917

377,835

      Stock options and warrants granted for services rendered

77,416

179,947

      Amortization of discounts on notes and debentures payable

114,061

174,074

      Issuance of common stock for services rendered

371,671

116,142

      Provision for contractual allowance and allowance

        for doubtful accounts

24,906

45,726

      Realized loss on investment in marketable securities

–

3,319

      Issuance of common stock as financing costs

–

3,200

      Amortization of preferred stock discount

180,561

–

      Issuance of common stock to preferred shareholders for penalties

169,410

–

      Issuance of common stock to preferred shareholders for dividends

40,000

–

      Issuance of common stock to debenture holders for interest

162,739

–

      Adjustment to purchase price through share return

370,804

–

      Cancellation of shares issued

(440,877)

–

      Change in fair value of warrant liability

(1,363,803)

(83,074)

          Total adjustments

33,805

1,363,215

  Changes in assets and liabilities:

    (Increase) decrease in assets:

      Accounts receivable

580,939

86,378

      Inventory

703,529

(273,934)

      Prepaid expenses

(22,654)

69,630

      Other current assets

18,516

(42,376)

    Increase (decrease) in liabilities:

      Accounts payable and accrued expenses

88,730

702,351

      Other current liabilities

40,994

(131,365)

      Other long-term liabilities

          –

(6,396)

          Net cash used for operating activities

(280,830)

(47,167)

Cash flows used for investing activities:

  Purchase of furniture and equipment

(8,025)

(36,826)

  Investment in QBI

          –

(242,292)

          Net cash used for investing activities

(8,025)

(279,118)

(continued)

The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Six Months Ended June 30, 2004 and 2003 (unaudited)

Six Months Ended

Six Months Ended

June 30, 2004

June 30, 2003

Cash flows provided by financing activities:

  Proceeds from convertible debentures

–

800,000

  Proceeds from the issuance of common stock

453,947

282,300

  Payments on lines of credit

(542,079)

(54,094)

  Payments on capital lease obligations

(41,460)

(111,159)

  Loan fees

–

(267,571)

  Payments on notes payable

(190,766)

(315,739)

  Proceeds from stockholders

20,000

–

  Proceeds from issuance of Series B Preferred Stock

627,284

          –

          Net cash provided by financing activities

326,926

333,737

Net increase in cash and cash equivalents

38,071

7,452

Cash and cash equivalents, beginning of period

265,060

169,024

Cash and cash equivalents, end of period

$

303,131

$

176,476

===========                   ===========

Supplemental disclosure of cash flow information:

  Interest paid

$

135,737

$

160,296

===========                   ===========

  Taxes paid

$

–

$

–

===========                   ===========

Supplemental disclosure of non-cash investing and financing activities:

  Value of common stock issued for QBI

$

–

$

891,000

===========                   ===========

 Value of warrants and beneficial conversion

     feature issued to debenture holders

$

–

$

800,000

===========                   ===========

Value of common stock issued for services

$

371,671

$

269,851

===========                   ===========

  Value of warrants issued to consultants as loan fees

$

–

$

167,685

===========                   ===========

  Value of stock options granted in exchange for services

$

77,416

$

252,340

===========                   ===========

  Value of common stock issued per settlement agreement

$

–

$

31,757

===========                   ===========

  Notes payable converted to common stock

$

–

$

22,000

===========                   ===========

  Value of common stock issued as finance costs

$

–

$

3,200

===========                   ===========

  Debentures converted into common stock

$

70,000

$

–

===========                   ===========

  Value of common stock issued to preferred shareholders as interest

$

40,000

$

–

===========                   ===========

  Value of warrants issued for services related to preferred stock offering

$

91,658

$

–

===========                   ===========

(continued)

The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Six Months Ended June 30, 2004 and 2003 (unaudited)

Six Months Ended

Six Months Ended

June 30, 2004

June 30, 2003

  Value of beneficial conversion feature

     issued to series B preferred stockholders

$

337,516

$

–

===========                   ===========

  Value of warrants issued to series B preferred stockholders

$

412,484

$

–

===========

===========

  Issuance of common stock to preferred shareholders for penalties

$

169,410

$

–

===========                   ===========

  Issuance of common stock to preferred shareholders for dividends

$

40,000

$

–

===========                   ===========

  Issuance of common stock to debenture holders for interest

$

162,739

$

–

===========                   ===========

  Cancellation of shares issued

$

(440,877)

$

–

===========                   ===========

  Adjustment to purchase price through share return

$

370,804

$

–

===========                   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004 and 2003 (unaudited)

NOTE 1 – ORGANIZATION

Health Sciences Group, Inc. (the “Company”) was incorporated in the state of Colorado on June 13, 1996 as Centurion Properties Development Corporation.  The Company remained dormant until October 16, 2000 when its name was changed to iGoHealthy.com, Inc.  On September 10, 2001, the Company changed its name to Health Sciences Group, Inc.  Health Sciences Group, Inc. is an integrated provider of innovative, science-based products and ingredients to customers in the nutrition, skin care, and food and beverage industries.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Quality Botanical Ingredients, Inc. (“QBI”), XCEL Healthcare, Inc. (“XCEL”) and BioSelect Innovations, Inc. (“BioSelect”).  All material inter-company accounts have been eliminated in consolidation.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by Health Sciences Group, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual condensed consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  The results for the quarter and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.  These condensed consolidated financial statements and the notes hereto should be read in conjunction with the Company's condensed consolidated audited financial statements and related footnotes for the year ended December 31, 2003 included in the Company's annual report on Form 10-KSB which was filed April 15, 2004.

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

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004 and 2003 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Going Concern, Continued

Management plans to take, or has taken, the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

•

Through June 30, 2004, the Company has raised approximately $1,073,000 from the sale of equity funds and anticipates raising additional equity funds of up to $2,000,000 that will be used to fund any capital shortfalls.

•

Management is decreasing expenses by using internal resources to perform due diligence and other acquisition related duties on future acquisitions.

•

Management has streamlined its operations and is developing new products, which are anticipated to have increased gross profit margins.

Comprehensive Income

The Company has no components of Other Comprehensive Income/Loss, and accordingly no Statement of Comprehensive Income/Loss has been included in the accompanying condensed consolidated financial statements.

Accounting Policies

There have been no changes in accounting policies used by the Company during the six months ended June 30, 2004.

NOTE 3 – STOCK OPTIONS ISSUED TO EMPLOYEES

Pro Forma Information for Stock Options Issued to Employees

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value on the date of grant and is recognized over the periods in which the related services are rendered.  The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation.  The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation for employees.  The Company uses the fair value method for options granted to non-employees.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company’s net loss and loss per share would be reduced to the pro forma amounts indicated below for the fiscal quarters and six months ended June 30, 2004 and 2003:

Fiscal Quarter

Fiscal Quarter

Ended

Ended

June 30, 2004

June 30, 2003

Net loss attributable to common

  shareholders, as reported

$

(590,412)

$

(668,804)

Stock compensation calculated under APB 25

–

–

Stock compensation calculated under SFAS 123

(50,836)

(35,837)

Pro forma net loss attributable to

  common shareholders

$

(641,248)

$

(704,641)

===============                        ============

Net loss per share available to common

  shareholders – basic and diluted

     As reported

$

(0.04)

$

(0.06)

===============                        ============

     Pro forma

$

(0.05)

$

(0.06)

===============                        ============

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004 and 2003 (unaudited)

NOTE 3 – STOCK OPTIONS ISSUED TO EMPLOYEES, Continued

Six Months

Six Months

Ended

Ended

June 30, 2004

June 30, 2003

Net loss attributable to common

  shareholders, as reported

$

(1,792,463)

$

(1,814,670)

Stock compensation calculated under APB 25

–

–

Stock compensation calculated under SFAS 123

(101,671)

(42,500)

Pro forma net loss attributable to

  common shareholders

$

(1,894,134)

$

(1,857,170)

===============                        ============

Net loss per share available to common

  shareholders – basic and diluted

     As reported

$

(0.14)

$

(0.17)

===============                        ============

     Pro forma

$

(0.14)

$

(0.18)

===============                        ============

Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions:  average risk free interest rate of 1.99% for 2004 and 2.10% for 2003; dividend yield of 0% for each of the years 2004 and 2003; average volatility factor of the expected market price of the Company’s common stock of 123% for 2004 and 133.6% for 2003; and an expected life of 3 years for 2004 and 2003 respectively.

The Black-Scholes option valuation model requires input of highly subjective assumptions.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

NOTE 4 – INTANGIBLE ASSETS

A summary is as follows:

June 30, 2004

Patents

$

3,300,000

Formulas

680,000

Agreements not-to-compete

390,000

Website development

50,000

4,420,000

Less accumulated amortization

542,823

$

3,877,177

===============

Amortization expense for intangible assets totaled approximately $118,500 for the six months ended June 30, 2004.  Amortization expense for the years ending December 31, 2004 and 2005 is estimated to be approximately $250,000 and $142,000, respectively, $233,000 for each of the subsequent years ending through December 31, 2016 and approximately $187,500 thereafter.

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

June 30, 2004 and 2003 (unaudited)

NOTE 4 – INTANGIBLE ASSETS, Continued

Formulas

Formulas consist of the assigned fair market value at the date of acquisition arising from the purchase of XCEL.  Formulas are amortized on a straight-line basis over their estimated economic lives of 15 years and are reviewed for impairment whenever the facts and circumstances indicate that the carrying amount may not be recoverable.

Agreements Not-to-Compete

Certain stockholders and former employees of the Company entered into non-competition agreements.  The agreements have been recorded at their fair market value at the date of purchase of XCEL.  The agreements are amortized on a straight-line basis over their estimated economic lives of three years.

Website Development

The Company capitalizes certain software development costs, which are amortized using the straight-line method over the estimated useful lives of the software, not to exceed three years.

NOTE 5 – WARRANT LIABILITY

In conjunction with raising capital through the sale of equity, the Company has issued various warrants that have registration rights for the underlying shares.  As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet and the change in fair value from the date of issuance to June 30, 2004 has been included in other (expense) income.

For the six months ended June 30, 2004 the change in fair value of the warrants granted with the Series B Preferred decreased, thereby increasing other income by approximately $165,800.  The change in fair value of all warrants issued with registration rights for the underlying shares, including those warrants issued with the Series B Preferred, decreased by approximately $1,364,000 and is recognized in other income.

NOTE 6 – STOCKHOLDERS’ EQUITY

Consulting Agreements

In February 2004, the Company entered into an agreement with a media services firm to provide broadcast services for a period of three months.  The Company issued 30,000 shares of restricted common stock to the consultant as consideration.  The value of the shares issued totaled approximately $37,500 and was determined based on the fair market value of the Company’s common stock at the date of issuance.

In March 2004, the Company issued 100,000 shares of unregistered common stock to a business development company for services to be performed through March 2005 relating to technology transfer opportunities.  These shares vest monthly in arrears. The value of the shares totaled approximately $125,000 and was determined based on the fair market value of the Company’s common stock at the date of issuance.

In April 2004, the Company issued 3,000 shares of restricted common stock to an employee for services provided.  The value of the shares issued totaled approximately $3,750 and was determined based on the fair market value of the Company’s common stock at the date of issuance. The value of the shares will be expensed evenly over the year.

In April 2004, the Company issued 31,275 shares of restricted common stock to a financial consulting firm in lieu of cash. The value of the shares issued totaled approximately $37,200 and was determined based on the fair market value of the Company’s common stock at the date of issuance.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004 and 2003 (unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY, Continued

Consulting Agreements, Continued

In May 2004, the Company entered into an agreement with a financial consulting and marketing firm to provide services through November 2004 for consideration totaling 15,000 shares of common stock.  Upon execution of the agreement the Company issued 5,000 of the 15,000 agreed upon shares, totaling approximately $4,700, with subsequent 5,000 share distributions to be delivered in July and September 2004.  The value of the shares is determined and recorded at the date of issuance at the fair market value of the Company’s common stock.

In June 2004, the Company entered into a consulting agreement with a business development company for two options to purchase, in aggregate, 500,000 shares of common stock for services rendered through September 2004. The options were issued in two tranches. The first granted the holder an option to purchase 160,000 shares of common stock at an exercise price of $0.85 per share. The second granted the holder an option to purchase 340,000 shares of common stock at an exercise price of $0.50 per share. The value of the options on the date of grant, as determined by Black-Scholes, totaled approximately $77,000. In June 2004, the holder exercised both options. The first, on a cash basis at $0.85 per share and the Company received proceeds of $136,000. The second, on a cash-less basis at $0.50 per share and the Company issued 140,000 shares based upon the fair market value of the Company’s common stock at the date of issuance for an aggregate total issuance of 300,000 shares.

In June 2004, the Company entered into an agreement with a business development consultant to provide investor relationship services for a period of six months.  The Company issued 37,100 shares of common stock to the consultant as consideration.  The value of the shares issued totaled approximately $29,700 and was determined based on the fair market value of the Company’s common stock at the date of issuance.

Warrant Exercises

In February 2004, the Company issued an aggregate total of 102,083 shares of common stock to an individual upon the exercise of a stock purchase warrant.  One half of the warrant was exercised on a cashless basis resulting in 39,583 shares being issued while the balance of 62,500 shares were purchased resulting in proceeds to the Company in the amount of $34,375.

In March 2004, the Company issued an aggregate total of 305,555 shares of common stock to an individual upon the exercise of stock purchase warrants with the exercise price of $0.90 per share.  Proceeds to the Company from the warrant exercise totaled approximately $275,000.

Convertible Debentures

In January 2004, the Company issued 100,000 shares of common stock to its debenture holders upon a conversion request.

In March 2004, the Company issued 65,455 shares of common stock to its debenture holders as payment, in lieu of cash, for interest accrued on the unconverted portion of the debenture.  The shares were valued at approximately $85,000 based on the fair market value of the Company’s common stock on the date the interest was due.

In May 2004, the Company issued 70,588 shares of common stock to its debenture holders as a payment, in lieu of cash, for interest accrued on the unconverted portion of the debenture. The shares were valued at approximately $77,700 based on the fair market value of the Company’s common stock on the date the interest was due.

Options Granted

In May 2004, the Company issued a stock option for 500,000 shares of common stock to each of its two officers.  Each option entitles the holder to purchase one share of common stock at an exercise price of $0.85 per share.  The warrants expire in May 2014.  As the exercise price of the options equaled the market value on the date of grant, no expense was recognized.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004 and 2003 (unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY, Continued

Convertible Preferred Stock

Private Placement – Series B Convertible Preferred Stock

In April 2004, the Company commenced a Private Placement to two institutional investors for the sale of 30 units, of its 130 authorized shares, of Series B Convertible Preferred Stock (“Series B Preferred”) which has a par value of $0.001 per share and a face value of $25,000 per share. Each unit includes one share of preferred stock convertible into 29,412 shares of common stock, one warrant to purchase 14,706 shares of common stock at a purchase price of $1.25 per share (“Series B Warrants”) and one warrant to purchase 14,706 shares of common stock at a purchase price of $1.50 per share (“Series C Warrants”).  The Series B Preferred has no voting rights. The common stock into which the Series B Preferred is convertible shall, upon issuance, have all of the voting rights as the Company’s other issued and outstanding Common Stock.  This financing also includes a “Green Shoe” provision entitling the investors to purchase up to an additional $750,000 of Series B Preferred stock on the same terms for a period ninety days following the effective date of closing.

The Series B Preferred stock shall convert into shares of the Company’s common stock at the purchase price per unit on the earlier of 1) the request of the Holder; 2) three years from the date of closing; or 3) if, beginning on 180 days from the date of closing, the Company’s common stock trades at a closing bid price greater than $2.125 for twenty consecutive days and the daily trading volume is greater than 150,000 shares per day.  The Holders of the Series B Preferred stock shall be entitled to receive dividends at 6% per annum payable in cash or, at the Company’s sole discretion, in registered shares of the Company’s common stock, at the end of each calendar quarter and three years from the date of closing.  Beginning ninety days following the effective date of closing, if the closing bid price of the Company’s common stock exceeds $3.00 for a period of twenty consecutive trading days and the daily volume is greater than 125,000 shares per day, the Series B Warrants may be redeemed by the Company at $0.01 per warrant and beginning one hundred eighty days following the effective date of closing, if the closing bid price of the Company’s common stock exceeds $3.75 for a period of twenty consecutive trading days and the daily volume is greater than 125,000 shares per day, the Series C Warrants may be redeemed by the Company at $0.01 per warrant.  The Series B and C Warrants expire five years from the date of closing.

The Company is required to file a registration statement covering the common shares underlying the Series B Preferred and the Series B and C Warrants no later than forty five days after the date of closing. This Private Placement was fully subscribed and the Company issued 30 units, which generated net proceeds totaling approximately $627,300.

The proceeds were first allocated to the warrants based on their relative fair value, which totaled approximately $412,500 using the Black-Scholes option pricing model.  The remainder of approximately $337,500 was allocated to the beneficial conversion feature.

The discount attributable to the value of the warrants as calculated using the Black-Scholes pricing model and the value of the beneficial conversion feature exceeded the sales price of the shares.  As a result, the preferred shares were fully discounted.  The shares are convertible at the option of the holder at issuance and, pursuant to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversation Features or Contingently Adjustable Conversion Ratios”, the discount attributable to the beneficial conversation feature of approximately $337,500 was immediately expensed in a manner similar to a dividend at the date of issuance and is included in preferred dividends on the face of the statement of operations.  The remaining discount, attributable to the warrants, will be amortized using the effective interest rate method over five years.  The amortization of discounts on the issuance of the convertible preferred stock totaled approximately $9,000 at June 30, 2004 and is included in interest expense.

Further, the preferred shares are convertible into registered shares of the Company’s common stock.  Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, approximately $396,700, the net value of the shares at June 30, 2004, has been recorded as a long term liability until the Company has obtained an effective registration statement relating to these shares.  Upon the completion of the registration statement, the net value of the shares shall be recorded as additional paid-in capital.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004 and 2003 (unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY, Continued

Convertible Preferred Stock (continued)

Private Placement – Series B Convertible Preferred Stock, Continued

The Company granted 44,118 Series B Warrants and 44,117 Series C Warrants to various consultants for services relating to the sale of the preferred stock.  Each Series B Warrant entitles the holder to purchase one share of common stock at an exercise price of $1.25 per share. Each Series C Warrant entitles the holder to purchase one share of common stock at an exercise price of $1.50 per share.  Both the Series B and C Warrants expire in April 2009.  The estimated value of the warrants totaled approximately $92,000 at the date of issuance.  The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions:  average risk-free interest of 3.52%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 121%; and a term of 5 years.

The warrants issued to all preferred shareholders and consultants require the Company to settle the contracts by the delivery of registered shares.  A registration statement is currently being drafted and as has not been filed with the Securities and Exchange Commission.  However, from the date of issuance, the Company did not have an effective registration statement related to the shares that could be issued should the warrant holders exercise the warrants.  As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet and the change in fair value from the date of issuance to June 30, 2004 has been included in other (expense) income.

Share Cancellations

In April 2004, an agreement between the Company, as the buyer, and the holders, as the seller, canceled approximately 441,400 shares of common stock based upon performance criteria related to the 2003 QBI acquisition.  As there was no goodwill related to the acquisition, nor remaining step up in fair value of assets acquired on the books of QBI, the return of shares adjusted the original purchase price in a manner similar to recording an excess of assets acquired over acquisition price.  In accordance with SFAS No. 141, “Business Combinations,” paragraph 44, which states that when the sum of the amounts assigned to assets acquired and liabilities assumed exceeds the cost of the acquired entity the excess shall be allocated pro-rata to certain non-current assets.  The company recognized a reduction of paid-in-capital of approximately $370,800 and reduced the original purchase price investment in QBI.  QBI therefore reduced the fixed assets of QBI by the value of the returned shares.

In April 2004, an agreement between the Company, as the employer, and the holder, as the employee, canceled approximately 44,000 shares of common stock based upon performance criteria.  The Company recognized a reduction of paid-in-capital of approximately $37,400 based upon the fair market value of the Company’s common stock on the date of issuance.

In May 2004, an advisor to the Company canceled 30,000 shares of previously issued common stock. The Company recognized a reduction of paid-in-capital of $32,700 based upon the fair market value of the Company’s common stock on the date of cancellation.

NOTE 7 – SEGMENT INFORMATION

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

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004 and 2003 (unaudited)

NOTE 7 – SEGMENT INFORMATION, Continued

The Company has no inter-segment sales for the fiscal quarters and six months ended June 30, 2004 and 2003.  The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology and marketing strategies.  The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items and interest income and expense.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the quarter ended June 30, 2004 (in thousands):

Research and

Corporate

Nutraceutical

Pharmaceutical

Development

Consolidated

Sales, net

$

–

$

1,648

$

938

$

9

$

2,595

Loss before income taxes

$

78

$

373

$

70

$

21

$

542

Deprec. And amort.

$

10

$

53

$

61

$

22

$

146

Interest expense, net

$

146

$

55

$

15

$

–

$

216

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the quarter ended June 30, 2003 (in thousands):

Research and

Corporate

Nutraceutical

Pharmaceutical

Development

Consolidated

Sales, net

$

–

$

3,553

$

1,336

$

38

$

4,927

Loss before income taxes

$

472

$

99

$

78

$

20

$

669

Deprec. And amort.

$

42

$

63

$

55

$

24

$

184

Interest expense, net

$

148

$

63

$

15

$

–

$

226

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the six months ended June 30, 2004 (in thousands):

Research and

Corporate

Nutraceutical

Pharmaceutical

Development

Consolidated

Sales, net

$

–

$

3,935

$

1,952

$

24

$

5,911

Loss before income taxes

$

730

$

745

$

190

$

60

$

1,725

Deprec. And amort.

$

51

$

107

$

122

$

47

$

327

Interest expense, net

$

449

$

116

$

33

$

–

$

598

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the six months ended June 30, 2003 (in thousands):

Research and

Corporate

Nutraceutical

Pharmaceutical

Development

Consolidated

Sales, net

$

–

$

6,913

$

2,702

$

88

$

9,703

Loss before income taxes

$

1,125

$

568

$

89

$

33

$

1,815

Deprec. And amort.

$

63

$

166

$

124

$

25

$

378

Interest expense, net

$

197

$

129

$

26

$

–

$

352

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004 and 2003 (unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On March 24, 2003, First Mirage, Inc. filed an action against the Company, Bill Glaser and Transfer Online,  Inc., in the United States District Court, District of Oregon (CV 03 382 KI).  The complaint contains claims for declaratory judgment, breach of state statutory obligations, conversion, intentional interference with economic relations, breach of fiduciary duty, and negligence.  The complaint alleges that the defendants wrongfully prevented First Mirage from completing its sale of 66,337 shares of the Company’s Common Stock on the open market by refusing to reissue the stock certificate representing those shares without a restrictive legend. The complaint seeks damages in an amount subject to proof at trial, but not less than $90,000.  The complaint also seeks pre and post-judgment interest, punitive damages, and injunctive relief.

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

This litigation is ongoing and the Company is unable to opine as to the probable outcome of this matter at this time.

NOTE 9 – SUBSEQUENT EVENTS

Amendment to Forbearance Agreement

In July 2004, a lender to the Company’s subsidiary QBI extended an existing forbearance agreement’s termination date from August 31, 2004 to November 29, 2004 and modified requirements related to an existing revolving loan. These modifications reduced the entity’s borrowing capacity to $2,500,000 of eligible accounts receivable from the previous $3,000,000 allowance and limited the entity’s borrowing base on eligible inventory to a maximum $975,000 from the previous $1,700,000 limit. Under the amendment to the forbearance agreement, the revolving loan limit shall not exceed the sum of $2,500,000, down from $3,000,000 stipulated in the original agreement. As of June 30, 2004 QBI’s revolving loan balance totaled approximately $2,308,000.

Options Granted

In July 2004, the Company granted stock options to three employees for 300,000 shares of common stock. Each option entitles the holder to purchase one share of common stock at an exercise price of $0.75 per share. The options expire in July 2014 and vest between one and two years. The estimated value of the options approximated $215,000 at the date of issuance.

Letter of Intent to Purchase Entity

In August 2004, the Company entered into a Letter of Intent to purchase Swiss Research, Inc. (“Swiss Research”), a privately owned wellness product manufacturer.  Swiss Research’s products include weight and cholesterol management, arthritis and diabetes relief and immune support.  Terms of the acquisition are currently under negotiation.

Consulting Agreement

In August 2004, the Company entered into an agreement with a legal services firm to provide services for a period of five months.  The Company issued 134,400 shares of common stock to the firm as consideration.  The value of the shares issued totaled approximately $80,600 and was determined based on the fair market value of the Company’s common stock at the date of issuance.

Item 2.      Management's Discussion and Analysis of financial condition and results of operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company's actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements.  The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes herein.  The financial information presented is for the quarters and six months ended June 30, 2004 and June 30, 2003.

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

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (PCAOB).  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We evaluate our estimates on an on-going basis, including those related to provisions for uncollectible accounts, contractual allowance for accounts receivable, inventories, goodwill, intangible assets, and contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations for the Three Months Ended June 30, 2004 and 2003

The results described herein reflect the consolidated operations of the Company and its three wholly-owned subsidiaries, Quality Botanical Ingredients, Inc., XCEL Healthcare, Inc. and BioSelect Innovations, Inc. for the three months ended June 30, 2004 and 2003.

Selected Statement of Operations Information

Fiscal Quarters Ended June 30,

2004

2003

Net sales

$

2,595,133

$

4,926,617

Gross profit

$

329,587

$

1,049,824

Net loss

$

(541,891)

$

(668,804)

Net loss attributable to

  common shareholders

$

(590,412)

$

(668,804)

Net loss per share available

  to common shareholders

$

(0.04)

$

(0.06)

Quarter ended June 30, 2004 compared to quarter ended June 30, 2003

Net Sales.  Our consolidated net sales for the quarters ended June 30, 2004 and 2003 is as follows:

Fiscal Quarters Ended June 30,

2004

2003

Amount

% Sales

Amount

% Sales

Nutraceutical group

$

1,647,631

63.5%

$

3,553,227

72.1%

Pharmaceutical and

    Research and

    Development group

947,502

36.5%

1,373,390

27.9%

$

2,959,133

100%

$

4,926,617

100%

===========        ====

                 ===========        ====

The nutraceutical group’s sales decreased in the second quarter 2004 to $1,647,631, or 63.5% of net sales, compared to $3,553,227, or 72.1% of net sales, during the same period in 2003 due to management’s decision to discontinue certain products driven by gross margin criteria.  As part of its overall strategy, management is shifting the focus of its nutraceutical group toward sales of high-margin proprietary products and away from the low-margin commodity products which it has historically been selling.  The Company expects to target its current customer base for sales of such products in addition to seeking new customers.

The pharmaceutical and Research and Development group’s sales decreased slightly to $947,502, or 36.5% of net sales, in 2004 from $1,373,390, or 27.9% of net sales, in 2003 due to the decline in demand for its drug delivery creams and declining reimbursement amounts from insurance payors for our compounded drugs.  As Medi-Cal, our primary insurance payor, reimbursements are decreasing and drug costs are increasing, the pharmaceutical group is analyzing other patient categories to which the group can service effectively while achieving its target gross profit.  Also, during the second quarter of 2004, management continued to analyze its patient base and refocus its targeted market to specific patient groups for which the billed claims have increased reimbursement amounts from the insurance payors, higher gross profit margins and increased medication usage per patient.  This allows us to more effectively service our patients and provide the level of service they expect from us.  The research and development group accounts for less than one percent of the Company’s net sales. The group continues its development of cosmetic products that utilize ingredients and herbs to form specialized cosmetics bases for the Company’s current and future customers.

Cost of Goods Sold  Cost of goods sold for the quarters ended June 30, 2004 and 2003 totaled $2,265,546 and $3,876,793, or 87.3% and 78.7% of net sales, respectively.  This resulted in gross profits totaling $329,587 and $1,049,824, or 12.7% and 21.3% of net sales for the quarters ended June 30, 2004 and 2003, respectively.  The increase in the percentage of cost of goods sold is attributable to fixed overhead costs as a percentage of revenues for the nutraceutical group and the increased medication cost and lower reimbursement from insurance payors relating to the Pharmaceutical group.  Management hopes to be able to reduce the cost of goods sold as a percentage of sales through increased purchasing power and operational efficiencies.

Cost of goods sold for the quarters ended June 30, 2004 and 2003 is as follows:

Fiscal Quarters Ended June 30,

2004

2003

Amount

% Sales

Amount

% Sales

Nutraceutical group

$

1,485,784

57.3%

$

2,803,725

56.9%

Pharmaceutical and

    Research and

    Development group

779,762

30.0%

1,073,068

21.8%

Cost of goods sold

2,265,546

87.3%

3,876,793

78.7%

Gross profit

$

329,587

12.7%

$

1,049,824

21.3%

===========       =====                  ==========       ====

Cost of goods sold for the nutraceutical group totaled $1,485,784, or 57.3% of net sales, and $2,803,725, or 56.9% of net sales, for the quarters ended June 30, 2004 and 2003, respectively.  Included in the cost of goods sold is approximately $126,000 of expense due to the high cost of inventory on-hand, which was stepped up at the date of acquisition of QBI.  Without the increase, cost of goods sold would have been approximately $3,751,000, or 76.1% of net sales, for the quarter ended June 30, 2003.  Management hopes to be able to reduce costs of goods sold as a percentage of sales through increased purchasing power and operational efficiencies.

Cost of goods sold for the pharmaceutical and research and development groups totaled $779,762 and $1,073,068, or 30.0% and 21.8% of net sales, for the quarters ended June 30, 2004 and 2003, respectively.  The increase in the cost of goods sold is primarily due to increased medication costs.  Management is in negotiations with its primary vendor to obtain better pricing on high volume purchased items.  The cost of goods sold for the research and development group is less than one percent of the Company’s net sales.

Selling, General and Administrative.  Total consolidated operating expenses for the quarters ended June 30, 2004 and 2003 totaled $1,551,103 or 59.8% of net sales, and $1,608,576, or 32.6% of net sales, respectively.  Our operating expenses primarily include the following amounts:

Quarters Ended June 30,

2004

2003

Expense

$      Amount

% Sales

$    Amount

% Sales

Salary expenses

$

433,717

16.7%

$

690,673

14.0%

Professional, legal

   and accounting fees

$

654,130

25.3%

$

291,313

5.9%

Depreciation and amortization

$

107,439

4.1%

$

120,047

2.4%

Research and Development

$

–

–

$

12,691

0.3%

Other selling, general and

  administrative expenses

$

355,817

13.7%

$

493,852

10.0%

$

1,551,103

59.8%

$

1,608,576

32.6%

==========       =====               =========          ====

Professional, legal and accounting include fees paid to consultants for investor relations services including providing financial communication programs, and fees paid for accounting and legal services provided.

Other selling, general and administrative expenses include such items as automobile expenses, delivery and freight costs, office supplies and services, rent, travel, and utilities.

Other expenses.  Interest expense totaled approximately $215,900 and $226,400 for the quarters ended June 30, 2004 and 2003, respectively and includes interest paid on lines of credit, notes payable, capital leases and amortization of discount on the sale of convertible debentures and the issuance of convertible preferred stock.  Amortization of discounts on debentures and preferred stock represent the interest cost associated with issuing the convertible debentures and preferred stock with warrants and the intrinsic value of the beneficial conversion feature, which totaled approximately $126,500 and $132,900 for the quarter ended June 30, 2004 and 2003, respectively, and are non-cash expenditures.

The change in fair value of warrant liability totaled approximately $851,000 and represents the change in fair value of warrants issued with registration rights to various professionals and the purchasers of our preferred stock.  At the date of issuance, we did not have an effective registration statement and, therefore, per EITF-0019, recorded the value of the warrants issued at the date of grant as a liability.  The increase in the fair value is included as other income on our statement of operations for the quarter ended June 30, 2004.  The balance of the preferred stock warrant liability, approximately $1,368,000, and any increase or decrease in fair value was recorded in stockholders’ equity when the associated registration statement became effective in August 2004.

Net Loss.  Net loss for the quarters ended June 30, 2004 and 2003 totaled ($541,891) or (20.9%) of net sales, and ($668,804) or (13.6%) of net sales, respectively.  Net loss per share of common stock was ($0.04) and ($0.06) and for the quarters ended June 30, 2004 and 2003, respectively.  Net loss for the quarters ended June 30, 2004 and 2003 for the subsidiary company operations totaled ($463,674) and ($196,716) or (17.9%) and (4.0%) of net sales, respectively.  There can be no assurance that we will ever achieve profitability or that a stream of revenue can be generated and sustained in the future.

Results of Operations for the Six Months Ended June 30, 2004 and 2003

The results described herein reflect the consolidated operations of the Company and its three wholly-owned subsidiaries, Quality Botanical Ingredients, Inc., XCEL Healthcare, Inc. and BioSelect Innovations, Inc. for the six months ended June 30, 2004 and 2003.

Selected Statement of Operations Information

Six Months Ended June 30,

2004

2003

Net sales

$

5,911,159

$

9,703,392

Gross profit

$

828,156

$

1,732,615

Net loss

$

(1,724,689)

$

(1,814,670)

Net loss attributable to

  common shareholders

$

(1,792,463)

$

(1,814,670)

Net loss per share available

  to common shareholders

$

(0.14)

$

(0.17)

Six months ended June 30, 2004 compared to six months ended June 30, 2003

Net Sales.  The Company’s net sales for the six months ended June 30, 2004 and 2003 totaled $5,911,159 and $9,703,392, respectively.

Six Months Ended June 30,

2004

2003

Amount

% Sales

Amount

% Sales

Nutraceutical group

$

3,935,276

66.6%

$

6,913,368

71.2%

Pharmaceutical and

    Research and

    Development group

1,975,883

33.4%

2,790,024

28.8%

$

5,911,159

100%

$

9,703,392

100%

===========       ====                  ===========        ====

Cost of Goods Sold.  Cost of goods sold for the six months ended June 30, 2004 and 2003 totaled $5,083,003 and $7,970,777, or 86.0% and 82.1% of net sales, respectively.  This resulted in gross profits totaling $828,156 and $1,732,615, or 14.0% and 17.9% of net sales for the six months ended June 30, 2004 and 2003, respectively.  Included in the cost of goods sold for the six months ended June 30, 2003 is approximately $546,000 of non-recurring expense due to the high basis of inventory on-hand, which was stepped up at the date of acquisition of QBI, thereby causing an increase in the cost of goods sold percentage.  Without this charge, the cost of goods sold for the six months ended June 30, 2003 would have been $7,424,731 or 76.5%, which would have resulted in gross profits of $2,278,661 or 23.5% of net sales.

Cost of goods sold for the six months ended June 30, 2004 and 2003 is as follows:

Six Months Ended June 30,

2004

2003

Amount

% Sales

Amount

% Sales

Nutraceutical group

$

3,401,391

57.5%

$

5,796,635

59.7%

Pharmaceutical and

    Research and

    Development group

1,681,612

28.5%

2,174,142

22.4%

Cost of goods sold

5,083,003

86.0%

7,970,777

82.1%

Gross profit

$

828,156

14.0%

$

1,732,615

17.9%

===========       ====                  ===========        ====

Selling, General and Administrative.  Total consolidated operating expenses for the six months ended June 30, 2004 and 2003 totaled $3,302,643 or 55.9% of net sales, and $3,183,614, or 32.8% of net sales, respectively.  Our operating expenses primarily include the following amounts:

Six Months Ended June 30,

2004

2003

Expense

$      Amount

% Sales

$    Amount

% Sales

Salary expenses

$

981,290

16.6%

$

1,372,601

14.1%

Professional, legal

   and accounting fees

$

1,075,367

18.2%

$

619,751

6.4%

Depreciation and amortization

$

250,117

4.2%

$

252,704

2.6%

Research and Development

$

–

–

$

19,979

0.2%

Other selling, general and

  administrative expenses

$

995,869

16.9%

$

918,579

9.5%

$

3,302,643

55.9%

$

3,183,614

32.8%

==========       ====                 =========          ====

Professional fees include accounting, consulting and legal services performed. Consulting expenses include fees paid to consultants for investor relations services including providing financial communication programs, increasing general market awareness, educating retail brokers and institutional networks, assisting management with the development of strategic approaches to accessing the equity and debt markets, and identifying and reviewing potential acquisition candidates.  Consulting expenses also include fees paid to consultants relating to the business development of Health Sciences Group and its subsidiary companies, QBI, XCEL and BioSelect.  These services include developing corporate strategies, planning for the Company’s anticipated commercialization of new products, formulating and evaluating potential corporate options, and expanding subsidiary company operations through an integrated process of analysis.  Approximately $449,000 and $197,000 of these costs were paid by the issuance of our common stock, options or warrants for the six months ended June 30, 2004 and 2003, respectively, and therefore, did not affect cash flows.

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

Net Loss.  Net loss for the six months ended June 30, 2004 and 2003 totaled ($1,724,689) or (29.2%) of net sales, and ($1,814,670) or (18.7%) of net sales, respectively.  Net loss per share of common stock was ($0.14) and ($0.17) for the six months ended June 30, 2004 and 2003, respectively.  Net loss for the six months ended June 30, 2004 and 2003 for the subsidiary company operations totaled ($995,155) and ($689,270) or (16.8%) and (7.1%) of net sales, respectively.  There can be no assurance that we will ever achieve profitability or that a stream of revenue can be generated and sustained in the future.

Capital Resources and Liquidity

Assets.  Our current assets totaled $3,553,481 and $6,996,013 at June 30, 2004 and 2003, respectively.  Total assets were $8,943,160 and $13,478,863 at June 30, 2004 and 2003, respectively.  The decrease in current and total assets is primarily due to reductions in inventory and net accounts receivable through operations and from the return of shares resulting in an approximate $370,800 reduction in fixed assets.  At June 30, 2004, assets consisted primarily of inventory of $1,883,210, net intangibles totaling $3,877,177, net accounts receivable totaling $1,248,494, net furniture and equipment totaling $931,060, excess of cost over fair value of net assets acquired resulting from the purchase of XCEL and BioSelect totaling $350,546, and cash on hand of $303,131. At June 30, 2003, assets consisted primarily of inventory of $4,071,334, patents totaling $3,344,831, net accounts receivable totaling $2,588,242, net furniture and equipment totaling $1,481,991, net formula costs totaling $608,222, excess of cost over fair value of net assets acquired resulting from the purchase of XCEL and BioSelect totaling $350,546, net agreements not-to-compete totaling $184,167, and cash on hand of $176,476.

Liabilities and Working Capital.  Our current liabilities totaled $6,335,621 and $8,062,986 at June 30, 2004 and 2003, respectively.  This resulted in a working capital deficit totaling ($2,782,140) and ($1,066,973) at June 30, 2004 and 2003, respectively.  Total liabilities were $8,893,029 and $8,896,690 at June 30, 2004 and 2003, respectively.   At June 30, 2004 and 2003, liabilities consisted primarily of accounts payable and accrued expenses totaling $2,850,395 and $4,036,808, respectively.  Lines of credit totaled $2,457,432 and $3,256,032 at June 30, 2004 and 2003, respectively.  Notes payable totaled $264,662 and $570,957 at June 30, 2004 and 2003, respectively.  Warrants liability totaled $1,367,850 and $487,539 at June 30, 2004 and 2003, respectively.

Cash Requirements and Additional Funding

We generated financial growth primarily through cash flows provided by financing activities.  Cash flows provided by financing activities totaled $326,926 and $333,737 for the six months ended June 30, 2004 and 2003, respectively.  Funds totaling $1,101,231 were received during the six months ended June 30, 2004 and derived from the sale of Series B Convertible Preferred Stock, common shares and loans from shareholders. Funds totaling $1,082,300 were received during the six months ended June 30, 2003 and derived from the sale of convertible debentures in February and May 2003, $800,000, and the issuance of common stock, $282,300.  For the six months ended June 30, 2004, we used cash flows for operations totaling $280,830 as compared to the six months ended June 30, 2003, we used cash flows for operations totaling $47,167.  Cash flows used for investing activities were $8,025 for the six months ended June 30, 2004 versus $279,118 for the six months ended June 30, 2003.  Approximately $242,000 of the amount for the six months ended June 30, 2003 was paid to consultants who provided services relating to the assets purchased and liabilities assumed from AAA.

We believe that cash on hand will be insufficient to meet our anticipated needs for working capital, capital expenditures and business development for the next twelve months. In order to expand our operations, we will need to raise additional financing.  If we are unable to raise additional funds, we may be forced to curtail or cease operations. However, we are currently in the process of negotiating the sale of equity securities of up to $2,000,000 and anticipate the closing of this transaction prior to December 31, 2004.

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

As of June 30, 2004, our principal commitments consisted of agreements with various consultants who will provide with business development, public and financial relations, and raising additional debt or equity financing in exchange for stock of the Company or a portion of proceeds from the sale of stock.

Subsequent Events

Amendment to Forbearance Agreement

In July 2004, a lender to the Company’s subsidiary QBI extended an existing forbearance agreement’s termination date from August 31, 2004 to November 29, 2004 and modified requirements related to an existing revolving loan. These modifications reduced the entity’s borrowing capacity to $2,500,000 of eligible accounts receivable from the previous $3,000,000 allowance and limited the entity’s borrowing base on eligible inventory to a maximum $975,000 from the previous $1,700,000 limit. Under the amendment to the forbearance agreement, the revolving loan limit shall not exceed the sum of $2,500,000, down from $3,000,000 stipulated in the original agreement. As of June 30, 2004 QBI’s revolving loan balance totaled approximately $2,308,000.

Options Granted

In July 2004, the Company granted stock options to three employees for 300,000 shares of common stock. Each option entitles the holder to purchase one share of common stock at an exercise price of $0.75 per share. The options expire in July 2014 and vest between one and two years. The estimated value of the options approximated $159,000 at the date of issuance.

Letter of Intent to Purchase Entity

In August 2004, the Company entered into a Letter of Intent to purchase Swiss Research, Inc. (“Swiss Research”), a privately owned wellness product manufacturer.  Swiss Research’s products include weight and cholesterol management, arthritis and diabetes relief and immune support.  Terms of the acquisition are currently under negotiation.

Consulting Agreement

In August 2004, the Company entered into an agreement with a legal services firm to provide services for a period of five months.  The Company issued 134,400 shares of common stock to the firm as consideration.  The value of the shares issued totaled approximately $80,600 and was determined based on the fair market value of the Company’s common stock at the date of issuance.

ITEM 3.  CONTROLS AND PROCEDURES

(a)

Under the supervision and with the participation of our management, including our chief executive officer and chief accounting officer, as of June 30, 2004 we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our chief executive officer and chief accounting officer concluded that our disclosure controls and procedures were effective as of that date.

(b)

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation referenced in paragraph (a) above.

PART II        OTHER INFORMATION

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

(1)

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

(2)

In April 2004, the Company issued 3,000 shares of restricted common stock to an employee for services provided. The shares were valued at approximately $3,750 and was determined based upon the fair market value of the Company’s common stock at the date of issuance.

(3)

In April 2004, the Company issued 31,275 shares of restricted common stock to a vendor in lieu of cash. The value of the shares issued totaled approximately $37,217 at the date of issuance and was determined based on the fair market value of the Company’s common stock at the date of issuance.

(4)

In May 2004, the Company entered into an agreement with a financial consulting and marketing firm to provide services through November 2004 for consideration totaling 15,000 registered common stock shares. Upon execution of the agreement the Company issued 5,000 of the 15,000 agreed upon shares, totaling approximately $4,700, with subsequent 5,000 share distributions to be delivered in July and September 2004. The value of the shares is determined and recorded at the date of issuance at the fair market value of the Company’s common stock.

(5)

In June 2004, the Company entered into a second consulting agreement with the same business development company noted in March 2004 for 500,000 vested options to purchase registered common stock for complimentary services rendered through September 2004. The options were issued in two tranches. The first granted the holder 160,000 options at an exercise price of $0.85 per share. The second granted the holder 340,000 options at an exercise price of $0.50 per share. The value of the options on the date of grant, as determined by Black-Scholes, totaled approximately $77,000. This option was exercised in June 2004.

(6)

In June 2004, the Company entered into an agreement with a business development consultant to provide investor relationship services for a period of six months.  The Company issued 37,100 shares of common stock to the consultant as consideration for the services to be provided.  The value of the shares issued totaled approximately $29,700 at the date of issuance and was determined based on the fair market value of the Company’s common stock at the date of issuance.

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

(b)

Reports on Form 8-K – None.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the issuer has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized this 23rd day of August 2004.

Health Sciences Group, Inc.

By:

   /s/ Fred E. Tannous

Fred E. Tannous

Chief Executive Officer,

Principal Financial Officer and Co-Chairman