Form 10QSB
period 2004-09-30
HEALTH SCIENCES GROUP INC
filed 2004-11-22
CIK 1127696

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal quarter ended September 30, 2004

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

Yes [X]  No [   ]

As of November 19, 2004, there were outstanding 2,294,124 shares of Series A convertible preferred stock, 882,353, on an as if converted basis, of Series B convertible preferred stock, and 16,296,200 of the issuer’s common stock, all at a $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Part I.

Financial Information

Item 1.

Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2004 (unaudited).…

2

Condensed Consolidated Statements of Operations and Other Comprehensive

Loss for the Quarters and Nine Months Ended September 30, 2004 and

September 30, 2003 (unaudited)…....................................................................

4

Condensed Consolidated Statements of Cash Flows for the Nine Months

ended September 30, 2004 and September 30, 2003 (unaudited)….……..……

6

Notes to Condensed Consolidated Financial Statements for the Nine Months

ended September 30, 2004 and September 30, 2003 (unaudited)..…….……

8

Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations….....………………..…………………….………

22

Item 3.

Controls and Procedures.....................................................................................

31

Part II.

Other Information

Item 1.

Legal Proceedings ……………………………………………………..………….

31

Item 2.

Changes in Securities ……………………………………………………………..

32

Item 3.

Defaults upon Senior Securities ………………………………………………….

34

Item 4.

Submission of Matters to a Vote of Security Holders ………………………….

34

Item 5.

Other Information …………………………………………………………..…..…

34

Item 6.

Exhibits ……………………………………………………………………………

34

Signatures ………………………………………………………………………………………

35

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2004 and December 31, 2003

(Unaudited)

September 30,

December 31,

2004

2003

ASSETS

Current assets:

  Cash

$

96,538

$

265,060

  Accounts receivable, net of contractual allowance and

     allowance for doubtful accounts totaling $188,764 and $181,932

713,207

1,854,339

  Inventory

1,508,884

2,586,739

  Prepaid expenses

     29,290

     95,992

            Total current assets

2,347,919

4,802,130

Machinery, furniture and equipment, net of accumulated

  depreciation and amortization

881,216

1,416,227

Security deposits held

20,168

92,890

Loan fees, net of accumulated amortization

129,439

242,515

Excess of cost over fair value of net assets acquired

350,546

350,546

Intangible assets, net of accumulated amortization

3,799,798

3,995,713

$

7,529,086

$

10,900,021

LIABILITIES

Current liabilities:

  Accounts payable and accrued expenses

$

2,641,959

$

2,560,495

  Lines of credit

2,116,514

3,101,097

  Current maturities of notes payable

258,753

199,113

  Obligations under capitalized leases

66,564

105,586

  Current maturities of convertible debentures payable,

    net of unamortized discount

577,928

–

  Delinquent payroll tax liability, including penalties and interest

230,623

99,584

  Dividends payable

118,825

19,362

  Other current liabilities

–

146,386

  Loans payable, stockholders

    17,000

             –

            Total current liabilities

6,028,166

6,231,623

Convertible debentures payable, net of unamortized discount,

    less current maturities

–

512,206

Notes payable, less current maturities

–

123,900

Warrant liability

2,374,684

2,319,169

Series A convertible preferred stock, net of unamortized

  discount of $621,873

862,588

794,197

Series B convertible preferred stock, net of unamortized

  discount of $376,553

   139,192

              –

          Total liabilities

9,404,630

9,981,095

The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

September 30, 2004 and December 31, 2003

(Unaudited)

September 30,

December 31,

2004

2003

STOCKHOLDERS’ (DEFICIT) EQUITY

Stockholders’ (deficit) equity:

  Common stock; $0.001 par value, 50,000,000 shares

    authorized, 14,689,291 and 12,739,277 shares issued

    and outstanding at September 30, 2004 and December 31,

    2003, respectively

14,689

12,739

  Additional paid-in capital

14,778,687

13,947,598

  Cost of treasury shares

(52,500)

(52,500)

  Prepaid compensation expense

(253,136)

(515,170)

  Accumulated deficit

(16,363,284)

(12,473,741)

          Total stockholders’ (deficit) equity

(1,875,544)

     918,926

$

7,529,086

$

10,900,021

The accompanying notes are an integral part of these condensed consolidated financial statements

Health Sciences Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND OTHER COMPREHENSIVE LOSS

For the Quarters and Nine Months Ended September 30, 2004 and 2003 (unaudited)

Nine Months

Nine Months

Quarter Ended

Quarter Ended

Ended

Ended

September 30, 2004

September 30, 2003

September 30, 2004

September 30, 2003

Sales, net

$

1,815,923

$

4,293,373

$

7,727,083

$

13,996,765

Cost of goods sold

1,776,578

3,381,197

6,859,581

11,351,974

Gross profit

    39,345

  912,176

   867,502

  2,644,791

Selling, general and

    administrative expenses:

Salary expenses

352,147

647,968

1,331,558

2,020,569

Professional, legal and

    accounting expenses

550,355

452,885

1,631,403

1,072,637

Depreciation and amortization

122,467

190,886

373,592

443,590

Research and development

3,373

14,807

4,021

34,786

Other selling, general and

    administrative expenses

  580,698

  454,112

1,564,493

1,372,690

Total selling, general and

    administrative expenses

1,609,040

1,760,658

4,905,067

4,944,272

Loss from operations

(1,569,695)

(848,482)

(4,037,565)

(2,299,481)

Other (expense) income

  Interest expense recorded as

    amortization of discounts on

    convertible debentures

(28,290)

(201,643)

(142,351)

(360,000)

  Interest expense recorded as

    amortization of discounts on

    convertible preferred stock

(102,705)

(38,670)

(283,267)

(38,670)

  Interest expense and financing costs

    on all other obligations, net

(81,501)

(50,196)

(385,194)

(242,806)

  Change in fair value of

    warrant liability

(389,281)

164,776

974,522

247,850

  Non-compete

–

–

(24,999)

–

  Other expense

–

(18,906)

(35,464)

(128,908)

  Other income

             –

           –

      44,775

      14,224

Total other (expense) income

  (601,777)

(144,639)

  148,022

  (508,310)

Loss before income taxes

(2,171,472)

(993,121)

(3,889,543)

(2,807,791)

Provision for income taxes

              –

            –

              –

                –

Net loss

(2,171,472)

(993,121)

(3,889,543)

(2,807,791)

The accompanying notes are an integral part of these condensed consolidated financial statements

Health Sciences Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND OTHER COMPREHENSIVE LOSS (CONTINUED)

For the Quarters and Nine Months Ended September 30, 2004 and 2003 (unaudited)

Nine Months

Nine Months

Quarter Ended

Quarter Ended

Ended

Ended

September 30, 2004

September 30, 2003

September 30, 2004

September 30, 2003

Preferred dividends

     (51,051)

(1,027,886)

   (456,341)

(1,027,886)

Net loss attributable to

  common shareholders

$

(2,222,523)

$

(2,021,007)

$

(4,345,884)

$

(3,835,677)

Net loss per share

  attributable to common

  shareholders - basic and diluted

$

        (0.15)

$

        (0.18)

$

        (0.33)

$

        (0.36)

Weighted average common shares

  outstanding - basic and diluted

14,605,902

11,263,623

13,359,215

10,760,379

The accompanying notes are an integral part of these condensed consolidated financial statements

Health Sciences Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2004 and 2003 (unaudited)

Nine Months Ended

Nine Months Ended

September 30, 2004

September 30, 2003

Cash flows used for operating activities:

  Net loss

$

(3,889,543)

$

(2,807,791)

  Adjustments to reconcile net loss to net cash

    used for operating activities:

      Provision for contractual allowance and allowance

        for doubtful accounts

75,608

81,063

      Depreciation and amortization

490,607

628,295

      Amortization of discounts on notes and debentures payable

135,722

375,717

      Amortization of discounts on preferred stock

283,267

38,670

      Realized loss on investment in marketable securities

–

3,319

      Purchased inventory expensed in current period

–

546,046

      Issuance of common stock options and warrants for services rendered

182,802

220,958

      Issuance of common stock for services rendered

655,958

259,746

      Issuance of common stock as financing costs

6,000

3,200

      Issuance of common stock to preferred shareholders for penalties

169,410

–

      Issuance of common stock to preferred shareholders for interest

40,000

–

      Issuance of common stock to debenture holders for interest

162,739

–

      Irrecoverable security deposits and prepaid expenses

134,846

–

      Additional discount on debenture warrants due to revaluation

6,629

–

      Adjustment to purchase price through share return

370,804

–

      Cancellation of shares issued

(440,877)

–

      Change in fair value of warrant liability

   (974,522)

   (247,850)

          Total adjustments

1,298,993

1,909,164

  Changes in assets and liabilities:

    (Increase) decrease in assets:

      Accounts receivable

1,065,524

266,036

      Inventory

1,077,855

30,326

      Prepaid expenses

4,578

61,290

      Other current assets

–

4,592

    Increase (decrease) in liabilities:

      Accounts payable and accrued expenses

110,224

294,637

      Other current liabilities

(12,938)

35,190

      Other long-term liabilities

          –

(135,858)

          Net cash used for operating activities

(345,307)

(342,414)

Cash flows used for investing activities:

  Purchase of furniture and equipment

(17,409)

(37,391)

  Investment in QBI

          –

(242,292)

          Net cash used for investing activities

(17,409)

(279,683)

The accompanying notes are an integral part of these condensed consolidated financial statements

Health Sciences Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Nine Months Ended September 30, 2004 and 2003 (unaudited)

Nine Months Ended

Nine Months Ended

September 30, 2004

September 30, 2003

Cash flows provided by (used for) financing activities:

  Payments on lines of credit

(882,997)

(171,954)

  Payments on capital lease obligations

(39,022)

(153,310)

  Payments on notes payable

(197,016)

(432,682)

  Loan fees

–

(267,571)

  Proceeds from stockholders

17,000

–

  Proceeds from convertible debentures

–

800,000

  Proceeds from the issuance of common stock

551,981

332,300

  Proceeds from the issuance of common stock warrants

116,964

–

  Proceeds from issuance of Series A Preferred Stock

–

1,666,914

  Proceeds from issuance of Series B Preferred Stock

627,284

             –

          Net cash provided by financing activities

194,194

1,773,697

Net (decrease) increase in cash and cash equivalents

(168,522)

1,151,600

Cash and cash equivalents, beginning of period

265,060

  169,024

Cash and cash equivalents, end of period

$

  96,538

$

1,320,624

Supplemental disclosure of cash flow information:

  Interest paid

$

190,072

$

233,899

  Taxes paid

$

          –

$

          –

Supplemental disclosure of non-cash investing and financing activities:

  Value of common stock issued for QBI

$

          –

$

891,000

  Value of warrants and beneficial conversion

     feature issued to debenture holders

$

          –

$

800,000

  Value of common stock issued for services

$

655,958

$

759,007

  Value of warrants issued to consultants as loan fees

$

          –

$

167,685

  Value of common stock options granted in exchange for services

$

130,109

$

1,186,403

  Value of common stock issued per settlement agreement

$

          –

$

   31,757

  Notes payable converted to common stock

$

          –

$

   22,000

  Value of common stock issued as finance costs

$

6,000

$

     3,200

  Debentures converted into common stock

$

70,000

$

           –

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

  40,000

$

           –

  Issuance of common stock to debenture holders for interest

$

162,739

$

           –

  Irrecoverable security deposits and prepaid expenses

$

134,846

$

           –

  Additional discount on debenture warrants due to revaluation

$

   6,629

$

           –

  Adjustment to purchase price through share return

$

370,804

$

           –

The accompanying notes are an integral part of these condensed consolidated financial statements

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004 and 2003 (unaudited)

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

On February 25, 2003, effective January 1, 2003, the Company completed its acquisition of Quality Botanical Ingredients, Inc. pursuant to an Asset Purchase Agreement for approximately $1.5 million.  Quality Botanical Ingredients is a manufacturer and contract processor of bulk botanical materials and nutritional ingredients supplied to buyers in various industries including pharmaceutical, nutraceutical and cosmetics.

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by Health Sciences Group, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual condensed consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  The results for the quarter and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.  These condensed consolidated financial statements and the notes hereto should be read in conjunction with the Company's condensed consolidated audited financial statements and related footnotes for the year ended December 31, 2003 included in the Company's annual report on Form 10-KSB which was filed April 15, 2004.

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

September 30, 2004 and 2003 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Going Concern, Continued

In September 2004, the Company received Form 668(y)(c) Notice of Federal Tax Lien from the Internal Revenue Service (IRS) giving notice that taxes (including penalties and interest) in the amount of $106,576 have been assessed against the Company for delinquent payroll taxes and that there is a lien in favor of the United States on all property and rights to property belonging to the Company for the amount due. Management is currently working with the IRS to expeditiously resolve this matter.

Management plans to take, or has taken, the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

•

Through September 30, 2004, the Company has raised approximately $1,288,000 from the sale of equity funds. In addition, the Company has secured an equity line agreement with an investment group whereupon through the sale of equity, under defined criterion, the Company has access to funds, up to $5,000,000.

•

Management anticipates raising additional equity funds that will be used to fund any capital shortfalls.

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

Recent Accounting Pronouncements

In December 2003, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB No. 104, which was effective upon issuance, rescinded certain guidance contained in SAB No. 101 related to multiple element revenue arrangements, and replaced such guidance with that contained in EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB No. 104 rescinded the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB No. 101. The revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104, and therefore the adoption of SAB No. 104 did not have a material effect on the Company's results of operations or financial condition.

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements for certain investments are effective for annual periods ending after December 15, 2003, and for other investments such disclosure requirements are effective for annual periods ending after June 15, 2004.

Changes In Accounting Policies

There have been no changes in accounting policies used by the Company during the nine months ended September 30, 2004.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004 and 2003 (unaudited)

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

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company’s net loss and loss per share would be reduced to the pro forma amounts indicated below for the fiscal quarters and nine months ended September 30, 2004 and 2003:

Quarter Ended

Quarter Ended

September 30, 2004

September 30, 2003

Net loss attributable to common

  shareholders, as reported

$

(2,222,523)

$

(2,021,007)

Stock compensation calculated under APB 25

–

–

Stock compensation calculated under SFAS 123

                (137,784)

            (24,269)

Pro forma net loss attributable to

  common shareholders

$              (2,360,307)

$

       (2,045,276)

Net loss per share available to common

  shareholders – basic and diluted

     As reported

$

                (0.15)

$                 (0.18)

     Pro forma

$

                (0.16)

$

                 (0.18)

Nine Months

Nine Months

Ended

Ended

September 30, 2004

September 30, 2003

Net loss attributable to common

  shareholders, as reported

$

(4,345,884)

$

(3,835,677)

Stock compensation calculated under APB 25

–

–

Stock compensation calculated under SFAS 123

              (239,456)

         (60,106)

Pro forma net loss attributable to

  common shareholders

$

           (4,585,340)

$

   (3,895,783)

Net loss per share available to common

  shareholders – basic and diluted

     As reported

$

                  (0.33)

$

              (0.36)

     Pro forma

$

                  (0.34)

$

               0.36)

Pro forma information using the Black-Scholes method at the date of grant is based on the following assumptions:  average risk free interest rate of 3.7% for 2004 and 2.1% for 2003; dividend yield of 0.0% for each of the years 2004 and 2003; average volatility factor of the expected market price of the Company’s common stock of 122.1% for 2004 and 133.6% for 2003; and an expected life of 8 years and 3 years for 2004 and 2003 respectively.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004 and 2003 (unaudited)

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

NOTE 4 – INTANGIBLE ASSETS

A summary is as follows:

September 30, 2004

Patents

$

3,300,000

Formulas

680,000

Agreements not-to-compete

390,000

Website development

    50,000

4,420,000

Less accumulated amortization

  (620,202)

$

3,799,798

Amortization expense for intangible assets totaled approximately $196,000 for the nine months ended September 30, 2004.  Amortization expense for the years ending December 31, 2004 and 2005 is estimated to be approximately $345,000 and $210,000, respectively, $210,000 for each of the subsequent years ending through December 31, 2016 and approximately $165,000 thereafter.

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

NOTE 5 – WARRANT LIABILITY

In conjunction with raising capital through the sale of equity, the Company has issued various warrants that have registration rights for the underlying shares.  As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet and the change in fair value from the date of issuance to September 30, 2004 has been included in other (expense) income.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004 and 2003 (unaudited)

NOTE 5 – WARRANT LIABILITY, Continued

For the nine months ended September 30, 2004 the change in fair value of all warrants issued with registration rights for the underlying shares, including those warrants issued with the Series A Preferred and Series B Preferred, decreased by approximately $975,000 and is recognized in other income.

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

In May 2004, the Company entered into an agreement with a financial consulting and marketing firm to provide services through November 2004 for consideration totaling 15,000 shares of common stock.  Upon execution of the agreement the Company issued 5,000 of the 15,000 agreed upon shares, totaling approximately $4,700, with subsequent 5,000 share distributions to be delivered in July and September 2004.  The value of the shares is determined and recorded at the fair market value of the Company’s common stock at the date of issuance.

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

In August 2004, the Company satisfied an obligation due a legal services firm by issuing 134,400 shares of common stock as consideration.  The value of the shares issued totaled approximately $78,000 and was determined based on the fair market value of the Company’s common stock at the date of issuance.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004 and 2003 (unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY, Continued

Consulting Agreements, Continued

In September 2004, the Company issued 10,000 shares of common stock to a shareholder as consideration for a short-term loan.  The value of the shares issued totaled approximately $6,000 and was determined based on the fair market value of the Company’s common stock at the date of issuance.

In September 2004, the Company extended an existing agreement with a business development company to provide services from September 2004 to March 2005.  The Company issued 25,000 shares of common stock to the firm as consideration.  The value of the shares issued totaled approximately $15,000 and was determined based on the fair market value of the Company’s common stock at the date of issuance.

In September 2004, the Company entered into an agreement with a business development company to provide services for a period of one month.  The Company issued 5,700 shares of common stock to the firm as consideration.  The value of the shares issued totaled approximately $4,700 and was determined based on the fair market value of the Company’s common stock at the date of issuance.

In September 2004, the Company extended an existing agreement with a business development consultant to provide services from December 2004 to June 2005.  The Company issued 46,300 shares of common stock to the consultant as consideration.  The value of the shares issued totaled approximately $40,700 and was determined based on the fair market value of the Company’s common stock at the date of issuance.

In September 2004, the Company satisfied an obligation due a financial consulting and marketing firm to provide services from May 2004 to November 2004.  The Company issued 15,000 shares of common stock to the firm as consideration. Of those shares, 10,000 were attributable to the original contract and 5,000 were for additional services provided outside the scope of the original agreement.  The value of the shares issued totaled approximately $13,200 and was determined based on the fair market value of the Company’s common stock at the date of issuance.

Common Shares Issued

In September 2004, the Company issued 5,000 shares of common stock to an employee as a bonus.  The value of the shares issued totaled approximately $4,500 and was determined based on the fair market value of the Company’s common stock at the date of issuance.

Securities Sold

In September 2004, the Company entered into a Securities Purchase Agreement providing for the sale of 294,118 shares of common stock at a purchase price of $0.85 per share.  For each share purchased, the buyer also received one warrant.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.10 within five years from the date of grant.  This private placement was offered and sold only to accredited investors. All shares and warrants related to this transaction are restricted under Rule 144 and exempt from the registration provisions pursuant to the Securities Act of 1933.  This financing also includes a “Green Shoe” provision entitling the investors to purchase up to an additional $250,000 of common stock and attached warrant on the same terms for a period one hundred and twenty days following the effective date of closing.

In May 2003, the Company issued convertible debentures and 588,235 common stock warrants to this same investor group.  In connection with the September 2004 Security Purchase Agreement, the Company has restated the per warrant exercise price for all 588,235 warrants previously issued and held by those investors from $1.25 to $1.10.  Per SFAS No. 123 “Accounting for Stock-Based Compensation” the Company effectively repurchased the original warrant and concurrently issued a new warrant under the terms of the original agreement. The Company calculated the difference in value of the new warrant versus the value of the original warrant on the transaction date using the Black-Scholes model and recognized the difference of approximately $7,000 as debenture obligation with an equal discount that will be amortized over the remaining life of the instrument.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004 and 2003 (unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY, Continued

Securities Sold, Continued

The Company is obligated to file with the Securities and Exchange Commission (SEC) a registration statement registering for resale the shares granted and those shares underlying the warrants issued within forty-five days of the transaction’s closing date. In addition, the Company is obligated to use its reasonable best efforts to cause such registration statement to be declared effective within 120 days after the closing date. Failure to adhere to each of the filing requirements the Company will incur penalties of two percent, 2%, of the purchase price.

As the registration statement has not been filed and pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, approximately $142,000 has been recorded as warrant liability until the Company obtains an effective registration statement.  Upon the completion of the registration statement, the net value of the shares shall be recorded as additional paid-in capital.

Equity Line

In September 2004, the Company entered into a Equity Line Purchase Agreement, valid for three years, with an accredited investor pursuant one or more of the exemptions from the registration requirements and rules of the Securities Act of 1933, whereby the Company may issue and sell to the investor shares of common stock for an aggregate purchase price of up to five million dollars.

Upon execution of the agreement the Company issued the investor a commitment fee of 572,000 shares of common stock and granted 672,000 stock purchase warrants. The value of the shares issued totaled approximately $514,800 and was determined based on the fair market value of the Company’s common stock at the date of issuance. Each warrant enables the investor to purchase one share of common stock at $1.10 per share, and expires five years from the transaction date. In addition, on the date the Company’s issues its first put with the investor, the Company will pay the investor a one time consulting fee of 250,000 shares of common stock, plus $5,000 of fixed legal expenses and a five percent transaction fee on the value of the put placement. For each subsequent closing date only the five percent transaction fee will be required.

The Company is obligated to file with the Securities and Exchange Commission (SEC) a registration statement registering for resale the shares granted and those shares underlying the warrants issued within forty-five days of the transaction’s closing date. In addition, the Company is obligated to use its reasonable best efforts to cause such registration statement to be declared effective within 120 days after the closing date. Prior to each filing date, the Company shall prepare and file with the SEC a registration statement covering the sale of all registrable securities for an offering to be made on a continuous basis pursuant to Rule 415 of the Securities Act of 1933.

As the registration statement has not been filed and pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, approximately $532,000 has been recorded as warrant liability until the Company obtains an effective registration statement.  Upon the completion of the registration statement, the net value of the shares shall be recorded as additional paid-in capital.

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

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004 and 2003 (unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY, Continued

Convertible Debentures

In January 2004, the Company issued 100,000 shares of common stock to debenture holders upon a conversion request.

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

Options Granted

In May 2004, the Company issued a stock option for 500,000 shares of common stock to each of its two officers.  Each option entitles the holder to purchase one share of common stock at an exercise price of $0.85 per share.  The warrants are 100% vested at the time of issuance and expire in May 2014.  As the exercise price of the options equaled the market value on the date of grant, no expense was recognized.

In July 2004, the Company granted stock options to three employees for 100,000 shares of common stock each. Each option entitles the holder to purchase one share of common stock at an exercise price of $0.75 per share. The options expire in July 2014 and vest between one and two years. The estimated value of the options approximated $215,000 at the date of issuance.

In September 2004, the Company granted 200,000 shares of common stock options to a provider of legal services.  Each option entitles the holder to purchase one share of common stock at an exercise price of $0.55 per share. Half of the options vest immediately while the remainder vests in February 2005.  The estimated value of the options approximated $105,000 at the date of issuance.

In September 2004, the Company issued a stock option for 500,000 shares of common stock to each of its two officers.  Each option entitles the holder to purchase one share of common stock at an exercise price of $0.55 per share.  The warrants are 100% vested at the time of issuance and expire in September 2014.  As the exercise price of the options equaled the market value on the date of grant, no expense was recognized.

In September 2004, the Company granted stock options to two employees for 100,000 shares of common stock each. Each option entitles the holder to purchase one share of common stock at an exercise price of $0.55 per share. The options expire in July 2014 and vest between one and two years. The estimated value of the options approximated $105,000 at the date of issuance.

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

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004 and 2003 (unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY, Continued

Private Placement – Series B Convertible Preferred Stock, Continued

The Series B Preferred stock shall convert into shares of the Company’s common stock at the purchase price per unit on the earlier of 1) the request of the Holder; 2) three years from the date of closing; or 3) if, beginning on 180 days from the date of closing, the Company’s common stock trades at a closing bid price greater than $2.125 for twenty consecutive days and the daily trading volume is greater than 150,000 shares per day.  The Holders of the Series B Preferred stock shall be entitled to receive dividends at 6% per annum payable in cash or, at the Company’s sole discretion, in registered shares of the Company’s common stock, at the end of each calendar quarter for three years from the date of closing.  Beginning ninety days following the effective date of closing, if the closing bid price of the Company’s common stock exceeds $3.00 for a period of twenty consecutive trading days and the daily volume is greater than 125,000 shares per day, the Series B Warrants may be redeemed by the Company at $0.01 per warrant and beginning one hundred eighty days following the effective date of closing, if the closing bid price of the Company’s common stock exceeds $3.75 for a period of twenty consecutive trading days and the daily volume is greater than 125,000 shares per day, the Series C Warrants may be redeemed by the Company at $0.01 per warrant.  The Series B and C Warrants expire five years from the date of closing.

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

The Series B Preferred shares are convertible at the option of the holder at issuance and were fully discounted as the value of the warrants, calculated using the Black-Scholes pricing model, and the value of the beneficial conversion feature exceeded the sales price of the shares.  Pursuant to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversation Features or Contingently Adjustable Conversion Ratios”, the discount attributable to the beneficial conversation feature, approximately $337,500, must be immediately expensed in a manner similar to a dividend at the date of issuance and is included in preferred dividends on the face of the statement of operations.  The remaining discount, attributable to the warrants, will be amortized using the effective interest rate method over five years.  The amortization of discounts on the issuance of the Series B Preferred stock totaled approximately $36,000 at September 30, 2004 and is included in interest expense.

Further, the preferred shares are convertible into registered shares of the Company’s common stock.  Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, approximately $139,000, the net value of the shares at September 30, 2004, has been recorded as a warrant liability until the Company has obtained an effective registration statement.  Upon the completion of the registration statement, the net value of the shares shall be recorded as additional paid-in capital.

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

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004 and 2003 (unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY, Continued

Private Placement – Series B Convertible Preferred Stock, Continued

The warrants issued to all preferred shareholders and consultants require the Company to settle the contracts by the delivery of registered shares.  A registration statement is currently being drafted and as has not been filed with the Securities and Exchange Commission.  However, from the date of issuance, the Company did not have an effective registration statement related to the shares that could be issued should the warrant holders exercise the warrants.  As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet and the change in fair value from the date of issuance to September 30, 2004 has been included in other (expense) income.

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

The Company has no inter-segment sales for the fiscal quarters and nine months ended September 30, 2004 and 2003.  The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology and marketing strategies.  The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items and interest income and expense.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004 and 2003 (unaudited)

NOTE 7 – SEGMENT INFORMATION, Continued

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the quarter ended September 30, 2004 (in thousands):

Research and

Corporate

Nutraceutical

Pharmaceutical

Development

Consolidated

Sales, net

$

–

$

955

$

815

$

46

$

1,816

Loss before income taxes

$

1,490

$

531

$

97

$

53

$

2,171

Depreciation

    and amortization

$

10

$

53

$

59

$

39

$

161

Interest expense, net

$

161

$

39

$

12

$

–

$

212

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the quarter ended September 30, 2003 (in thousands):

Research and

Corporate

Nutraceutical

Pharmaceutical

Development

Consolidated

Sales, net

$

–

$

2,937

$

1,356

$

–

$

4,293

(Loss) Income

    before income taxes

$

(817)

$

19

$

(179)

$

(16)

$

(993)

Depreciation

    and amortization

$

79

$

84

$

91

$

–

$

254

Interest expense, net

$

257

$

63

$

11

$

–

$

331

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the nine months ended September 30, 2004 (in thousands):

Research and

Corporate

Nutraceutical

Pharmaceutical

Development

Consolidated

Sales, net

$

–

$

4,891

$

2,766

$

70

$

7,727

Loss before income taxes

$

2,222

$

1,273

$

281

$

114

$

3,890

Depreciation

    and amortization

$

61

$

161

$

180

$

87

$

489

Interest expense, net

$

611

$

155

$

45

$

–

$

811

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the nine months ended September 30, 2003 (in thousands):

Research and

Corporate

Nutraceutical

Pharmaceutical

Development

Consolidated

Sales, net

$

–

$

9,851

$

4,146

$

–

$

13,997

Loss before income taxes

$

1,943

$

549

$

267

$

49

$

2,808

Depreciation

    and amortization

$

140

$

249

$

239

$

–

$

628

Interest expense, net

$

453

$

192

$

37

$

–

$

682

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004 and 2003 (unaudited)

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

In September 2004, First Mirage, Inc. released and forever discharges the Company of and from any and all manner of action or actions, cause or causes of action, in law or in equity, and any suits, debts, liens, claims, complaints, obligations, demands, damages, losses, costs, or expenses, of any nature whatsoever, known or unknown, fixed or contingent, that First Mirage, Inc. now has or may have against the Company.

Letter of Intent to Acquire Entity

In August 2004, the Company entered into a Letter of Intent to purchase Swiss Research, Inc., a privately-owned wellness product manufacturer.  Swiss Research’s products include weight and cholesterol management, arthritis and diabetes relief and immune support.  Terms of the acquisition are currently under negotiation.

Notice of Federal Tax Lien

In September 2004, the Company received Form 668(y)(c) Notice of Federal Tax Lien from the Internal Revenue Service (IRS) giving notice that taxes (including penalties and interest) in the amount of $106,576 have been assessed against the Company for delinquent payroll taxes and that there is a lien in favor of the United States on all property and rights to property belonging to the Company for the amount due. Management is currently working with the IRS to expeditiously resolve this matter.

NOTE 9 – SUBSEQUENT EVENTS

Consulting Agreements

In October 2004, the Company entered into an agreement with a business development company to provide services for a period of one year.  In November, the Company issued approximately 294,000 shares of common stock as consideration.  The value of the shares totaled approximately $206,000 and was determined based on the fair market value of the Company’s common stock at the date of issuance.

Conversion of Preferred Stock

In October 2004, the Company issued 58,824 shares of common stock upon a conversion request made by the holder of 58,824 shares of the Company’s Series A Convertible Preferred Stock.  The instrument’s conversion floor was $0.85 per share valuing the common stock issued at approximately $50,000.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004 and 2003 (unaudited)

NOTE 9 – SUBSEQUENT EVENTS, Continued

Acquisition of Polymann Technologies, Inc.

In October 2004, the Company acquired Polymann Technologies, Inc. (PTI), a wholly-owned subsidiary of UTEK Corporation in a tax-free stock-for-stock exchange.  PTI holds a license to a patented technology known as Low Molecular Weight Polymannuronate (“Polymann”).  The Company issued 1,160,000 unregistered shares of its common stock valued at $810,000, based on the fair market value of the Company’s common stock at the date of issuance, to UTEK Corporation in exchange for 100% of the issued and outstanding shares of capital stock of PTI.  The shares issued in the exchange are restricted and may only be resold pursuant to the requirements of the Securities Act of 1933.  The amount of consideration was determined by arms-length negotiations between the parties and the exchange was consummated in accordance with applicable law.

The acquisition of PTI provides the Company with an exclusive worldwide (excluding Korea) licensing right for Polymann, a nutraceutical product derived, in part, from sea mustard and kelp.  Polymann has been shown to reduce serum and liver cholesterol and control serum and liver triglyceride levels in humans and animals.  Polymann can be used in a variety of compositions including capsules, beverages, candy and powdered drink mixes.  It is anticipated that all compositions of Polymann will be GRAS-certified (Generally Recognized as Safe).

Proforma financial information as if the transaction took place at the beginning of the period presented has not been included as PTI does not qualify as a significant acquisition.

Notice of Default on Loan Agreement

In October 2004, the Company received a letter from LaSalle Business Credit, LLC (LaSalle) that declared the Company’s subsidiary, Quality Botanical Ingredients (QBI), in default of a Loan Agreement for failure to adhere to certain covenants. LaSalle made a demand for repayment of the outstanding principal balance of $2,067,990, plus approximately $10,543 in accrued interest and fees.  The outstanding balance bears interest at a rate which is two percent per annum in excess of the rate which would otherwise be applicable until payment in full.  The demand was made pursuant to terms outlined in an Amended Loan and Security Agreement dated as of February 21, 2003 between QBI and LaSalle.  The Company is a guarantor of the obligations of QBI pursuant to a Continuing Unconditional Corporate Guaranty dated as of February 21, 2003.

Discontinued Operations of Wholly-Owned Subsidiary

In October 2004, the Board of Directors of the Company elected to discontinue operations of its wholly-owned subsidiary, Quality Botanical Ingredients, Inc.  Possession of and control over QBI’s assets were turned over to La Salle Business Credit, LLC, QBI’s primary secured lender, for liquidation.  Proceeds from the sale of such assets will be used to repay QBI’s creditors for outstanding obligations.  At this time, management is unable to make a determination of the expected completion date and costs expected to be incurred in connection with such action.

The Company is a guarantor of the obligations of QBI pursuant to a Continuing Unconditional Corporate Guaranty dated as of February 21, 2003.  Management believes the Company’s continuing operations will not be adversely affected by this action.

The subsidiary has not been presented as discontinued operations in the accompanying condensed and consolidated financial statements as the events which led up to, and management’s decision to discontinue operations occurred after period end.

Share Cancellation

In November 2004, an agreement between the Company, as the employer, and the holder, as the former employee, canceled approximately 6,000 shares of common stock based upon performance criteria.  The Company recognized a reduction of paid-in-capital of approximately $5,000 based upon the fair market value of the Company’s common stock on the date of issuance.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004 and 2003 (unaudited)

NOTE 9 – SUBSEQUENT EVENTS, Continued

Claim of Wrongful Termination

In November 2004, an attorney for Jacob Engel, wrote a letter to the Company alleging that Health Sciences Group, Inc. failed to pay Mr. Engel his salary since January 1, 2004 at the rate of $150,000 per annum and wrongfully terminated his participation in the Company’s health insurance coverage leaving him uninsured for three months during which he incurred medical expenses which would have been covered and compelling his acceptance, with a reservation of rights of COBRA coverage for which he has been obliged to pay premiums since September 2004.  The letter stated that in the event cure is not fully effected by December 5, 2004, Mr. Engel will terminate his Employment Agreement for Good Reason pursuant to the Employment Agreement.  The letter further stated that unless the defaults are fully cured prior to December 5, 2004, in addition to all unpaid base salary since January 1, 2004 through the date of termination and the reimbursement of COBRA payments made by Mr. Engel, the Company will be obligated to pay Mr. Engel one year of his base salary and all accrued vacation pay and to restore Mr. Engel to coverage under the health insurance plan.  The letter further stated that in addition, Mr. Engel is entitled to have his rights in his stock options until December 5, 2005 and that Mr. Engel is owed $18,000 for legal expenses; has a claim for breach of the agreement between him and the Company by which he agreed to accept shares of the Company’s stock in lieu of $100,000 of his 2003 salary and has a claim for the automobile allowance of $350 per month which the Company agreed to provide him.

The Company does not agree with the allegations made and is prepared to vigorously assert its position.

ITEM 2.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company's actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements.  The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes herein.  The financial information presented is for the quarters and nine months ended September 30, 2004 and September 30, 2003.

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

Discontinued Operations

On October 20, 2004, the Board of Directors of the Company elected to discontinue operations of its wholly-owned subsidiary, QBI.  Possession of and control over QBI’s assets were turned over to La Salle Business Credit, LLC, QBI’s primary secured lender, for liquidation.  Proceeds from the sale of such assets will be used to repay QBI’s creditors for outstanding obligations.  At this time, management is unable to make a determination of the expected completion date and costs expected to be incurred in connection with such action.  The Company is a guarantor of the obligations of QBI pursuant to a Continuing Unconditional Corporate Guaranty dated as of February 21, 2003.  Management believes the Company’s continuing operations will not be adversely affected by this action.  Management expects to increase its focus on the development and acquisition of proprietary products and technologies in order to boost operating margins and achieve long-term profitability

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our condensed consolidated financial statements, which have been prepared in accordance with the standards set by the PCAOB.  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We evaluate our estimates on an on-going basis, including those related to provisions for uncollectible accounts, contractual allowance for accounts receivable, inventories, goodwill, intangible assets, and contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations for the Three Months Ended September 30, 2004 and 2003

The results described herein reflect the consolidated operations of the Company and its three wholly-owned subsidiaries, Quality Botanical Ingredients, Inc., XCEL Healthcare, Inc. and BioSelect Innovations, Inc. for the three months ended September 30, 2004 and 2003.

Selected Statement of Operations Information

Fiscal Quarters Ended September 30,

2004

2003

Net sales

$

1,815,923

$

4,293,373

Gross profit

$

39,345

$

912,176

Net loss

$

(2,171,472)

$

(993,121)

Net loss attributable to

  common shareholders

$

(2,222,523)

$

(2,021,007)

Net loss per share available

  to common shareholders

$

(0.15)

$

(0.18)

Quarter ended September 30, 2004 compared to quarter ended September 30, 2003

Net Sales.  Our consolidated net sales for the quarters ended September 30, 2004 and 2003 is as follows:

Fiscal Quarters Ended September 30,

2004

2003

Amount

% Sales

Amount

% Sales

Nutraceutical group

$

955,237

52.6%

$

2,937,412

68.4%

Pharmaceutical and

    Research and

    Development group

   860,686

47.4%

1,355,961

31.6%

$

1,815,923

100%

$

4,293,373

100%

The nutraceutical group’s sales decreased in the third quarter 2004 to $955,237, or 52.6% of net sales, compared to $2,937,412, or 68.4% of net sales, during the same period in 2003 due to management’s decision to discontinue certain products driven by gross margin criteria.

The pharmaceutical and research and development group’s sales decreased to $860,686, or 47.4% of net sales, in 2004 from $1,355,961, or 31.6% of net sales, in 2003.  This decline is significantly due to declining reimbursement amounts from insurance payors for our compounded drugs.  Medi-Cal, our primary insurance payor, reimbursements are decreasing and drug costs are increasing, the pharmaceutical group is analyzing other patient categories to which the group can service effectively while achieving its target gross profit.  Also, during the third quarter of 2004, management continued to analyze its patient base and refocus its targeted market to specific patient groups for which the billed claims have increased reimbursement amounts from the insurance payors, higher gross profit margins and increased medication usage per patient.  This allows us to more effectively service our patients and provide the level of service they expect from us.  The research and development group accounts for less than one percent of the Company’s net sales. The group continues its development of cosmetic products that utilize ingredients and herbs to form specialized cosmetics bases for the Company’s current and future customers.

Cost of Goods Sold  Cost of goods sold for the quarters ended September 30, 2004 and 2003 totaled $1,776,578 and $3,381,197, or 97.8% and 78.8% of net sales, respectively.  This resulted in gross profits totaling $39,345 and $912,176, or 2.2% and 21.2% of net sales for the quarters ended September 30, 2004 and 2003, respectively.  The increase in the percentage of cost of goods sold is attributable to fixed overhead costs as a percentage of revenues for the nutraceutical group and the increased medication cost and lower reimbursement from insurance payors relating to the Pharmaceutical group.  Management hopes to be able to reduce the cost of goods sold as a percentage of sales through increased purchasing power and operational efficiencies.

Cost of goods sold for the quarters ended September 30, 2004 and 2003 is as follows:

Fiscal Quarters Ended September 30,

2004

2003

Amount

% Sales

Amount

% Sales

Nutraceutical group

$

1,055,785

58.1%

$

2,244,807

52.3%

Pharmaceutical and

    Research and

    Development group

720,793

39.7%

1,136,390

26.5%

Cost of goods sold

1,776,578

97.8%

3,381,197

78.8%

Gross profit

$

39,345

2.2%

$

912,176

21.2%

Cost of goods sold for the nutraceutical group totaled $1,055,785, or 58.1% of net sales, and $2,244,807, or 52.3% of net sales, for the quarters ended September 30, 2004 and 2003, respectively.

Cost of goods sold for the pharmaceutical and research and development groups totaled $720,793 and $1,136,390, or 39.7% and 26.5% of net sales, for the quarters ended September 30, 2004 and 2003, respectively.  The increase in the cost of goods sold is primarily due to increased medication costs.  Management is in negotiations with its primary vendor to obtain better pricing on high volume purchased items.  The cost of goods sold for the research and development group is less than one percent of the Company’s net sales.

Selling, General and Administrative.  Total consolidated operating expenses for the quarters ended September 30, 2004 and 2003 totaled $1,609,040 or 88.6% of net sales, and $1,760,658, or 41.0% of net sales, respectively.  Our operating expenses primarily include the following amounts:

Quarters Ended September 30,

2004

2003

Expense

$      Amount

% Sales

$    Amount

% Sales

Salary expenses

$

352,147

19.4%

$

647,968

15.1%

Professional, legal

   and accounting fees

$

550,355

30.3%

$

452,885

10.5%

Depreciation and amortization

$

122,467

6.7%

$

190,886

4.4%

Research and development

$

3,373

0.2%

$

14,807

0.3%

Other selling, general and

  administrative expenses

$

   580,698

32.0%

$

   454,112

10.6%

$

1,609,040

88.6%

$

1,760,658

41.0%

Professional, legal and accounting include fees paid to consultants for investor relations services including providing financial communication programs, and fees paid for accounting and legal services provided.

Other selling, general and administrative expenses include such items as automobile expenses, delivery and freight costs, office supplies and services, rent, travel, and utilities.

Other expenses.  Interest expense totaled approximately $212,496 and $290,509 for the quarters ended September 30, 2004 and 2003, respectively and includes interest paid on lines of credit, notes payable, capital leases and amortization of discount on the sale of convertible debentures and the issuance of convertible preferred stock.  Amortization of discounts on debentures and preferred stock represent the interest cost associated with issuing the convertible debentures and preferred stock with warrants and the intrinsic value of the beneficial conversion feature, which totaled $161,568 and $264,511 for the quarter ended September 30, 2004 and 2003, respectively, and are non-cash expenditures.

The change in fair value of warrant liability totaled approximately ($389,281) and represents the change in fair value of warrants issued with registration rights to various professionals and the purchasers of our preferred stock.  At the date of issuance, the Company did not have an effective registration statement and, therefore, per EITF-0019, recorded the value of the warrants issued at the date of grant as a liability.  The decrease in the fair value is included as other income on our statement of operations for the quarter ended September 30, 2004.  The balance of the preferred stock warrant liability, approximately $2,374,700, and any increase or decrease in fair value was recorded in stockholders’ equity when the associated registration statement becomes effective.

Net Loss.  Net loss for the quarters ended September 30, 2004 and 2003 totaled ($2,171,472) or (119.6%) of net sales, and ($993,121) or (23.1%) of net sales, respectively.  Net loss per share of common stock was ($0.15) and ($0.18) and for the quarters ended September 30, 2004 and 2003, respectively.  Net loss for the quarters ended September 30, 2004 and 2003 for the subsidiary company operations totaled ($681,057) and ($175,964) or (37.5%) and (4.1%) of net sales, respectively.  There can be no assurance that we will ever achieve profitability or that a stream of revenue can be generated and sustained in the future.

Results of Operations for the Nine Months Ended September 30, 2004 and 2003

The results described herein reflect the consolidated operations of the Company and its three wholly-owned subsidiaries, Quality Botanical Ingredients, Inc., XCEL Healthcare, Inc. and BioSelect Innovations, Inc. for the nine months ended September 30, 2004 and 2003.

Selected Statement of Operations Information

Nine Months Ended September 30,

2004

2003

Net sales

$

7,727,083

$

13,996,765

Gross profit

$

867,502

$

2,644,791

Net loss

$

(3,889,543)

$

(2,807,791)

Net loss attributable to

  common shareholders

$

(4,345,884)

$

(3,835,677)

Net loss per share available

  to common shareholders

$

(0.33)

$

(0.36)

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

Net Sales.  The Company’s net sales for the nine months ended September 30, 2004 and 2003 totaled $7,727,083 and $13,996,765, respectively.

Nine Months Ended September 30,

2004

2003

Amount

% Sales

Amount

% Sales

Nutraceutical group

$

4,890,513

63.3%

$

9,850,784

70.4%

Pharmaceutical and

    Research and

    Development group

2,836,570

36.7%

4,145,981

29.6%

$

7,727,083

100.0%

$

13,996,765

100.0%

Cost of Goods Sold.  Cost of goods sold for the nine months ended September 30, 2004 and 2003 totaled $6,859,581 and $11,351,974, or 88.8% and 81.1% of net sales, respectively.  This resulted in gross profits totaling $867,502 and $2,644,791, or 11.2% and 18.9% of net sales for the nine months ended September 30, 2004 and 2003, respectively.  Included in the cost of goods sold for the nine months ended September 30, 2003 is approximately $546,000 of non-recurring expense due to the high basis of inventory on-hand, which was stepped up at the date of acquisition of QBI, thereby causing an increase in the cost of goods sold percentage.  Without this charge, the cost of goods sold for the nine months ended September 30, 2003 would have been approximately $10,806,000 or 77.2%, which would have resulted in gross profits of approximately $3,191,000 or 22.8% of net sales.

Cost of goods sold for the nine months ended September 30, 2004 and 2003 is as follows:

Nine Months Ended September 30,

2004

2003

Amount

% Sales

Amount

% Sales

Nutraceutical group

$

4,457,176

57.7%

$

8,041,442

57.5%

Pharmaceutical and

    Research and

    Development group

2,402,405

31.1%

3,310,532

23.7%

Cost of goods sold

6,859,581

88.8%

11,351,974

81.1%

Gross profit

$

867,502

11.2%

$

2,644,791

18.9%

Selling, General and Administrative.  Total consolidated operating expenses for the nine months ended September 30, 2004 and 2003 totaled $4,905,067 or 63.5% of net sales, and $4,944,272, or 35.3% of net sales, respectively.  Our operating expenses primarily include the following amounts:

Nine Months Ended September 30,

2004

2003

Expense

$      Amount

% Sales

$    Amount

% Sales

Salary expenses

$

1,331,558

17.2%

$

2,020,569

14.4%

Professional, legal

   and accounting fees

$

1,631,403

21.1%

$

1,072,637

7.7%

Depreciation and amortization

$

373,592

4.8%

$

443,590

3.2%

Research and development

$

4,021

0.1%

$

34,786

0.2%

Other selling, general and

  administrative expenses

$

1,564,493

20.2%

$

1,372,690

9.8%

$

4,905,067

63.5%

$

4,944,272

35.3%

Professional fees include accounting, consulting and legal services performed. Consulting expenses include fees paid to consultants for investor relations services including providing financial communication programs, increasing general market awareness, educating retail brokers and institutional networks, assisting management with the development of strategic approaches to accessing the equity and debt markets, and identifying and reviewing potential acquisition candidates.  Consulting expenses also include fees paid to consultants relating to the business development of Health Sciences Group and its subsidiary companies, QBI, XCEL and BioSelect.  These services include developing corporate strategies, planning for the Company’s anticipated commercialization of new products, formulating and evaluating potential corporate options, and expanding subsidiary company operations through an integrated process of analysis.  Approximately $786,000 and $396,000 of these costs were paid by the issuance of our common stock, options or warrants for the nine months ended September 30, 2004 and 2003, respectively, and therefore, did not affect cash flows.

Other selling, general and administrative expenses include such items as automobile expenses, delivery and freight costs, office supplies and services, rent, travel, and utilities.

Other expenses.  Interest expense totaled approximately $810,812 and $641,476 for the nine months ended September 30, 2004 and 2003, respectively and includes interest paid on lines of credit, notes payable, capital leases and amortization of discount on the sale of convertible debentures and the issuance of convertible preferred stock.  Amortization of discounts on debentures and preferred stock represent the interest cost associated with issuing the convertible debentures and preferred stock with warrants and the intrinsic value of the beneficial conversion feature, which totaled $610,404 and $460,787 for the nine months ended September 30, 2004 and 2003, respectively, and are non-cash expenditures.

The change in fair value of warrant liability totaled approximately $974,522 and represents the change in fair value of warrants issued with registration rights to various professionals and the purchasers of our preferred stock.  At the date of issuance, the Company did not have an effective registration statement and, therefore, per EITF-0019, recorded the value of the warrants issued at the date of grant as a liability.  The decrease in the fair value is included as other income on our statement of operations for the nine months ended September 30, 2004.  The balance of the preferred stock warrant liability, approximately $2,374,700, and any increase or decrease in fair value was recorded in stockholders’ equity when the associated registration statement becomes effective.

Net Loss.  Net loss for the nine months ended September 30, 2004 and 2003 totaled ($3,889,543) or (50.3%) of net sales, and ($2,807,791) or (20.1%) of net sales, respectively.  Net loss per share of common stock was ($0.33) and ($0.36) for the nine months ended September 30, 2004 and 2003, respectively.  Net loss for the nine months ended September 30, 2004 and 2003 for the subsidiary company operations totaled ($1,668,002) and ($813,611) or (21.6%) and (5.8%) of net sales, respectively.  There can be no assurance that we will ever achieve profitability or that a stream of revenue can be generated and sustained in the future.

Capital Resources and Liquidity

Assets.  Our current assets totaled $2,347,919 and $7,586,868 at September 30, 2004 and 2003, respectively.  Total assets were $7,529,086 and $13,815,233 at September 30, 2004 and 2003, respectively.  The decrease in current and total assets is primarily due to reductions in inventory and net accounts receivable through operations and from the return of shares resulting in an approximate $370,800 reduction in fixed assets.  At September 30, 2004, assets consisted primarily of inventory of $1,508,884, net intangibles totaling $3,799,798, net accounts receivable totaling $713,207, net furniture and equipment totaling $881,216, excess of cost over fair value of net assets acquired resulting from the purchase of XCEL and BioSelect totaling $350,546, and cash on hand of $96,538. At September 30, 2003, assets consisted primarily of inventory of $3,767,073, patents totaling $3,300,000, net accounts receivable totaling $2,373,247, net furniture and equipment totaling $1,389,898, net formula costs totaling $596,888, excess of cost over fair value of net assets acquired resulting from the purchase of XCEL and BioSelect totaling $350,546, net agreements not-to-compete totaling $151,667, and cash on hand of $1,320,624.

Liabilities and Working Capital.  Our current liabilities totaled $6,028,166 and $7,830,825 at September 30, 2004 and 2003, respectively.  This resulted in a working capital deficit totaling ($3,680,247) and ($243,957) at September 30, 2004 and 2003, respectively.  Total liabilities were $9,404,630 and $10,899,430 at September 30, 2004 and 2003, respectively.   At September 30, 2004 and 2003, liabilities consisted primarily of accounts payable and accrued expenses totaling $2,641,959 and $3,629,089, respectively.  Lines of credit totaled $2,116,514 and $3,138,172 at September 30, 2004 and 2003, respectively.  Notes payable totaled $258,753 and $454,014 at September 30, 2004 and 2003, respectively.  Warrants liability totaled $2,374,684 and $2,202,747 at September 30, 2004 and 2003, respectively.

Cash Requirements and Additional Funding

We generated financial growth primarily through cash flows provided by financing activities.  Cash flows provided by financing activities totaled approximately $194,000 and $1,774,000 for the nine months ended September 30, 2004 and 2003, respectively.  Funds totaling approximately $1,313,000 were received during the nine months ended September 30, 2004 and derived from the sale of Series B Convertible Preferred Stock, the sale of common shares and loans from shareholders. Funds totaling approximately $2,800,000 were received during the nine months ended September 30, 2003 and derived from the sale of convertible debentures in February and May 2003, $800,000, and the issuance of common stock, $2,000,000.  For the nine months ended September 30, 2004, we used cash flows for operations totaling approximately $345,000 as compared to the nine months ended September 30, 2003, we used cash flows for operations totaling approximately $342,000.  Cash flows used for investing activities were approximately $17,000 for the nine months ended September 30, 2004 versus $280,000 for the nine months ended September 30, 2003.  Approximately $242,000 of the amount for the nine months ended September 30, 2003 was paid to consultants who provided services relating to the assets purchased and liabilities assumed from AAA.

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

As of September 30, 2004, our principal commitments consisted of agreements with various consultants who will provide with business development, public and financial relations, and raising additional debt or equity financing in exchange for stock of the Company or a portion of proceeds from the sale of stock.

Subsequent Events

Consulting Agreements

In October 2004, the Company entered into an agreement with a business development company to provide services for a period of one year.  In November, the Company issued approximately 294,000 shares of common stock as consideration.  The value of the shares totaled approximately $206,000 and was determined based on the fair market value of the Company’s common stock at the date of issuance.

Acquisition of Polymann Technologies, Inc.

In October 2004, the Company acquired Polymann Technologies, Inc. (PTI), a wholly-owned subsidiary of UTEK Corporation in a tax-free stock-for-stock exchange.  PTI holds a license to a patented technology known as Low Molecular Weight Polymannuronate (“Polymann”).  The Company issued 1,160,000 unregistered shares of its common stock valued at $810,000, based on the fair market value of the Company’s common stock at the date of issuance, to UTEK Corporation in exchange for 100% of the issued and outstanding shares of capital stock of PTI.  The shares issued in the exchange are restricted and may only be resold pursuant to the requirements of the Securities Act of 1933.  The amount of consideration was determined by arms-length negotiations between the parties and the exchange was consummated in accordance with applicable law.

The acquisition of PTI provides the Company with an exclusive worldwide (excluding Korea) licensing right for Polymann, a nutraceutical product derived, in part, from sea mustard and kelp.  Polymann has been shown to reduce serum and liver cholesterol and control serum and liver triglyceride levels in humans and animals.  Polymann can be used in a variety of compositions including capsules, beverages, candy and powdered drink mixes.  It is anticipated that all compositions of Polymann will be GRAS-certified (Generally Recognized as Safe).

Notice of Default on Loan Agreement

In October 2004, the Company received a letter from LaSalle Business Credit, LLC (LaSalle) that declared the Company’s subsidiary, Quality Botanical Ingredients (QBI), in default of a Loan Agreement for failure to adhere to certain covenants. LaSalle made a demand for repayment of the outstanding principal balance of $2,067,990, plus approximately $10,543 in accrued interest and fees.  The outstanding balance bears interest at a rate which is two percent per annum in excess of the rate which would otherwise be applicable until payment in full.  The demand was made pursuant to terms outlined in an Amended Loan and Security Agreement dated as of February 21, 2003 between QBI and LaSalle.  The Company is a guarantor of the obligations of QBI pursuant to a Continuing Unconditional Corporate Guaranty dated as of February 21, 2003.

Discontinued Operations of Wholly-Owned Subsidiary

In October 2004, the Board of Directors of the Company elected to discontinue operations of its wholly-owned subsidiary, Quality Botanical Ingredients, Inc.  Possession of and control over QBI’s assets were turned over to La Salle Business Credit, LLC, QBI’s primary secured lender, for liquidation.  Proceeds from the sale of such assets will be used to repay QBI’s creditors for outstanding obligations.  At this time, management is unable to make a determination of the expected completion date and costs expected to be incurred in connection with such action.

The Company is a guarantor of the obligations of QBI pursuant to a Continuing Unconditional Corporate Guaranty dated as of February 21, 2003.  Management believes the Company’s continuing operations will not be adversely affected by this action.

Conversion of Preferred Stock

In October 2004, the Company issued 58,824 shares of common stock upon a conversion request made by the hold of 58,824 shares of the Company’s Series A Convertible Preferred Stock.  The instrument’s conversion floor was $0.85 per share valuing the common stock issued at approximately $50,000.

Share Cancellation

In November 2004, an agreement between the Company, as the employer, and the holder, as the employee, canceled approximately 6,000 shares of common stock based upon performance criteria.  The Company recognized a reduction of paid-in-capital of approximately $5,000 based upon the fair market value of the Company’s common stock on the date of issuance.

Claim of Wrongful Termination

In November 2004, an attorney for Jacob Engel, wrote a letter to the Company alleging that Health Sciences Group, Inc. failed to pay Mr. Engel his salary since January 1, 2004 at the rate of $150,000 per annum and wrongfully terminated his participation in the Company’s health insurance coverage leaving him uninsured for three months during which he incurred medical expenses which would have been covered and compelling his acceptance, with a reservation of rights of COBRA coverage for which he has been obliged to pay premiums since September 2004.  The letter stated that in the event cure is not fully effected by December 5, 2004, Mr. Engel will terminate his Employment Agreement for Good Reason pursuant to the Employment Agreement.  The letter further stated that unless the defaults are fully cured prior to December 5, 2004, in addition to all unpaid base salary since January 1, 2004 through the date of termination and the reimbursement of COBRA payments made by Mr. Engel, the Company will be obligated to pay Mr. Engel one year of his base salary and all accrued vacation pay and to restore Mr. Engel to coverage under the health insurance plan.  The letter further stated that in addition, Mr. Engel is entitled to have his rights in his stock options until December 5, 2005 and that Mr. Engel is owed $18,000 for legal expenses; has a claim for breach of the agreement between him and the Company by which he agreed to accept shares of the Company’s stock in lieu of $100,000 of his 2003 salary and has a claim for the automobile allowance of $350 per month which the Company agreed to provide him.

The Company does not agree with the allegations made and is prepared to vigorously assert its position.

ITEM 3.  CONTROLS AND PROCEDURES

(a)

Under the supervision and with the participation of our management, including our chief executive officer and chief accounting officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief accounting officer concluded that our disclosure controls and procedures were effective as of that date.

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

In September 2004, First Mirage, Inc. released and forever discharges the Company of and from any and all manner of action or actions, cause or causes of action, in law or in equity, and any suits, debts, liens, claims, complaints, obligations, demands, damages, losses, costs, or expenses, of any nature whatsoever, known or unknown, fixed or contingent, that First Mirage, Inc. now has or may have against the Company.

On November 3, 2004, an attorney for Jacob Engel, wrote a letter to the Company alleging that Health Sciences Group, Inc. failed to pay Mr. Engel his salary since January 1, 2004 at the rate of $150,000 per annum and wrongfully terminated his participation in the Company’s health insurance coverage leaving him uninsured for three months during which he incurred medical expenses which would have been covered and compelling his acceptance, with a reservation of rights of COBRA coverage for which he has been obliged to pay premiums since September 2004.  The letter stated that in the event cure is not fully effected by December 5, 2004, Mr. Engel will terminate his Employment Agreement for Good Reason pursuant to the Employment Agreement.  The letter further stated that unless the defaults are fully cured prior to December 5, 2004, in addition to all unpaid base salary since January 1, 2004 through the date of termination and the reimbursement of COBRA payments made by Mr. Engel, the Company will be obligated to pay Mr. Engel one year of his base salary and all accrued vacation pay and to restore Mr. Engel to coverage under the health insurance plan.  The letter further stated that in addition, Mr. Engel is entitled to have his rights in his stock options until December 5, 2005 and that Mr. Engel is owed $18,000 for legal expenses; has a claim for breach of the agreement between him and the Company by which he agreed to accept shares of the Company’s stock in lieu of $100,000 of his 2003 salary and has a claim for the automobile allowance of $350 per month which the Company agreed to provide him.

The Company does not agree with the allegations made and is prepared to vigorously assert its position.

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

(7)

In August 2004, the Company satisfied an obligation due a legal services firm by issuing 134,400 shares of common stock as consideration.  The value of the shares issued totaled approximately $78,000 and was determined based on the fair market value of the Company’s common stock at the date of issuance.

(8)

In September 2004, the Company issued 10,000 shares of common stock to a shareholder as consideration for a short-term loan.  The value of the shares issued totaled approximately $6,000 and was determined based on the fair market value of the Company’s common stock at the date of issuance.

(9)

In September 2004, the Company extended an existing agreement with a business development company to provide services from September 2004 to March 2005.  The Company issued 25,000 shares of common stock to the firm as consideration.  The value of the shares issued totaled approximately $15,000 and was determined based on the fair market value of the Company’s common stock at the date of issuance.

(10)

In September 2004, the Company entered into an agreement with a business development company to provide services for a period of one month.  The Company issued 5,700 shares of common stock to the firm as consideration.  The value of the shares issued totaled approximately $4,700 and was determined based on the fair market value of the Company’s common stock at the date of issuance.

(11)

In September 2004, the Company extended an existing agreement with a business development consultant to provide services from December 2004 to June 2005.  The Company issued 46,300 shares of common stock to the consultant as consideration.  The value of the shares issued totaled approximately $40,700 and was determined based on the fair market value of the Company’s common stock at the date of issuance.

(12)

In September 2004, the Company satisfied an obligation due a financial consulting and marketing firm to provide services from May 2004 to November 2004.  The Company issued 15,000 shares of common stock to the firm as consideration. Of those shares, 10,000 were attributable to the original contract and 5,000 were for additional services provided outside the scope of the original agreement.  The value of the shares issued totaled approximately $13,200 and was determined based on the fair market value of the Company’s common stock at the date of issuance.

(13)

In September 2004, the Company issued 5,000 shares of common stock to an employee as a bonus.  The value of the shares issued totaled approximately $4,500 and was determined based on the fair market value of the Company’s common stock at the date of issuance.

(14)

In September 2004, the Company entered into a Securities Purchase Agreement providing for the sale of 294,118 shares of common stock at a purchase price of $0.85 per share.  For each share purchased, the buyer also received one warrant.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.10 within five years from the date of grant.  This private placement was offered and sold only to accredited investors. All shares and warrants related to this transaction are restricted under Rule 144 and exempt from the registration provisions pursuant to the Securities Act of 1933.  This financing also includes a “Green Shoe” provision entitling the investors to purchase up to an additional $250,000 of common stock and attached warrant on the same terms for a period one hundred and twenty days following the effective date of closing.

(15)

In September 2004, the Company entered into a Equity Line Purchase Agreement, valid for three years, with an accredited investor pursuant one or more of the exemptions from the registration requirements and rules of the Securities Act of 1933, whereby the Company may issue and sell to the investor shares of common stock for an aggregate purchase price of up to five million dollars. Upon execution of the agreement the Company issued the investor a commitment fee of 572,000 shares of common stock and granted 672,000 stock purchase warrants. The value of the shares issued totaled approximately $514,800 and was determined based on the fair market value of the Company’s common stock at the date of issuance. Each warrant enables the investor to purchase one share of common stock at $1.10 per share, and expires five years from the transaction date. In addition, on the date the Company’s issues its first put with the investor, the Company will pay the investor a one time consulting fee of 250,000 shares of common stock, plus $5,000 of fixed legal expenses and a five percent transaction fee on the value of the put placement. For each subsequent closing date only the five percent transaction fee will be required.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the issuer has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized this 22nd day of November 2004.

HEALTH SCIENCES GROUP, INC.

By:

/s/ Fred E. Tannous

Fred E. Tannous

Chief Executive Officer,

Principal Financial Officer and Co-Chairman