Form 10KSB
period 2004-12-31
HEALTH SCIENCES GROUP INC
filed 2005-04-15
CIK 1127696

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2004

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ]

Net sales from continuing operations for the year ended December 31, 2004: $3,257,337

The aggregate market value of the voting stock held by non-affiliates of the issuer on April 13, 2005, was approximately $16,977,000 based upon the average reported closing bid and asked price of such shares.  As of April 13, 2005, there were outstanding 1,779,182 shares of Series A convertible preferred stock, 882,353, on an as if converted basis, of Series B convertible preferred stock, 2,878,183, on an as if converted basis, shares of Series C convertible preferred stock ,and 22,604,662 of the issuer’s common stock, all at a $0.001 par value.

TABLE OF CONTENTS

Part I

Item 1.

Description of Business ..

3

Item 2.

Description of Property

12

Item 3.

Legal Proceedings

12

Item 4.

Submission of Matters to a Vote of Security Holders

12

Part II

Item 5.

Market for Issuer’s Common Equity and Related Shareholder Matters

13

Item 6.

Management's Discussion and Analysis of Financial Condition

13

Item 7.

Financial Statements

32

Item 8.

Changes In and Disagreements with Accountants

on Accounting and Financial Disclosure

32

Item 8a.

Controls and Procedures..

32

Part III

Item 9.

Directors, Executive Officers, Promoters, and Control Persons;

Compliance with Section 16(a) of the Exchange Act

33

Item 10.

Executive Compensation ..

35

.

Item 11.

Security Ownership of Certain Beneficial Owners and Management .

37

Item 12.

Certain Relationships and Related Transactions .

39

Item 13.

Exhibits.

39

Item 14.

Principal Accountant Fees and Services

39

PART I

Item 1.   Description of Business

General

Health Sciences Group, Inc. (the “Company”), a Colorado corporation, is an integrated provider of innovative products and services to the nutraceutical, pharmaceutical, and cosmeceutical industries offering value-added ingredients, bioactive formulations, and proprietary technologies used in nutritional supplements, functional foods and beverages, and skin care products.  Its subsidiaries include XCEL Healthcare, a fully licensed, specialty compounding pharmacy focused on delivering full service pharmacology solutions to customers with chronic ailments that require long-term therapy; and BioSelect Innovations, which develops and sells products based on proprietary technologies in the areas of topical and transdermal drug delivery, cosmeceuticals, and integrative medicine to a global network of customers who manufacture and distribute compounded pharmaceuticals, skin care products and cosmetics. We intend to soon to close on the acquisition of the assets of Swiss Research, Inc., a company which markets and sells branded nutraceutical products addressing major wellness categories, including weight management, arthritis support, cholesterol reduction and diabetes management.

We strive to differentiate ourselves through the use of:

•

Proprietary/patented technologies;

•

Pharmaceutical research and/or clinical trials; and

•

Strategic marketing and distribution partnerships

We identify, develop and commercialize nutritional products and functional food ingredients derived from natural sources to provide consumers and health professionals with preventive healthcare alternatives.  We plan to leverage the exclusive and proprietary benefits of our internally developed and patented products and recently acquired licenses to increase sales through national and international channels as we endeavor to maximize our earnings potential.  We envision building Swiss Research and Swiss Diet into leading brand names while offering new and innovative products and functional ingredients that promote a positive health benefit for a wide variety of consumer needs in the dietary supplement, food and beverage, and personal care segments of the natural care industry.

Corporate Background

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

In October 2004, the Company acquired Polymann Technologies, Inc. (“PTI”), a wholly-owned subsidiary of UTEK Corporation in a tax-free stock-for-stock exchange for approximately $810,000.  PTI holds a license to a patented technology known as Low Molecular Weight Polymannuronate, a clinically proven and natural cholesterol reducing product.

In November 2004, the Company acquired Apple Peel Technologies, Inc. (“APTI”), a wholly-owned subsidiary of UTEK Corporation in a tax-free stock-for-stock exchange for approximately $830,000.  APTI holds a license to a patented technology that has been shown to reduce cellular damage caused by free radicals.

On December 24, 2004, the Company executed an asset purchase agreement to acquire Swiss Research, Inc. for approximately $300,000.  Swiss Research markets and sells branded nutraceutical products addressing major wellness categories, including weight management, arthritis support, cholesterol reduction and diabetes management.

Discontinued Operations

On October 20, 2004, the Board of Directors of the Company elected to discontinue operations of its wholly-owned subsidiary, QBI.  Possession of and control over QBI’s assets were turned over to La Salle Business Credit, LLC, QBI’s primary secured lender, for liquidation.  Proceeds from the sale of such assets will be used to repay QBI’s creditors for outstanding obligations.  At this time, management is unable to make a determination of the expected completion date and costs expected to be incurred in connection with such action.  The Company is a guarantor of the obligations of QBI pursuant to a Continuing Unconditional Corporate Guaranty dated as of February 21, 2003.  Management believes the Company’s continuing operations will not be adversely affected by this action.  Management expects to increase its focus on the development and acquisition of proprietary products and technologies in order to boost operating margins and achieve long-term profitability.

BUSINESS STRATEGY

Our objective is to become a recognized leader in providing innovative and proprietary products and ingredients that promote a positive health benefit for a wide variety of consumer needs in the dietary supplement, food and beverage, and personal care segments of the nutraceutical industry.  To achieve our objective, we intend to:

Build Consumer Base and Brand Awareness through Advertising and Promotional Activities.  We intend to achieve consumer awareness of and create a demand for our products through advertising and promotional activities in conjunction with the establishment of distribution channels.  We believe that one of the most effective marketing tools is product sampling combined with the dissemination of educational information explaining the nutritional qualities of our products.  Accordingly, we intend to sponsor sporting events and tours and participate in musical events, festivals, health fairs, and charitable events.  In addition, we anticipate increasing our advertising and marketing budget as we increase emphasis on television advertising.

Promote the Proprietary, Science-based Qualities of our Products.  The proprietary qualities of our products are important to significant consumer segments including the fitness, weight management and therapeutic markets.  We intend to advertise in health and fitness magazines, in health-oriented publications and in various other magazines with wider circulation to promote consumer interest within these markets.  We expect to distribute educational materials that promote interest in our brand and our products.

Introduce New Products and Product Line Extensions.  Although we are initially focusing on a few products, we intend to introduce further extensions of our products, which may include functional food and beverages.  We also intend to introduce related new products.

Acquire Complementary Companies or Product Lines.  To grow sales outside of existing product lines and related products, we will consider strategic acquisitions.  We intend to focus on acquisitions of product lines or companies with product lines that are marketed to the nutraceutical and cosmeceutical markets.  We may also consider possible acquisitions of or investments in manufacturers of foods and beverages

Attract and Retain Quality Employees.  We recognize the need to continue to attract and retain quality employees.  We intend to target established leadership bases for growth in both existing and new markets, enhance our infrastructure to create an atmosphere of teamwork and cooperation, improve reward and recognition, and develop more interactive training programs.

Enter New Markets.  We believe that, in addition to the North American market, significant growth opportunities continue to exist in international markets.  New markets will be selected based on an assessment of several factors, including market size, anticipated demand for our products, receptivity to network marketing, and ease of entry, which includes consideration of possible regulatory restrictions on the products or network marketing system.  We expect to register certain products with regulatory and government agencies in preparation for international expansion.

PRODUCT OVERVIEW

We focus on delivering a complete wellness program and way of life to our customers through our diverse product portfolio.  Our products are designed to appeal to the growing number of consumers who seek to live a healthy lifestyle.  We offer products in four categories which address (i) diet and weight management; (ii) cholesterol and heart health; (iii) personal care and wellness; and (iv) diabetes and chronic disease management.  We currently focus on marketing approximately 25 products as well as literature and promotional materials designed to support our distributors.  Some of our products are often sold in programs, which are comprised of a series of related products designed to achieve a common wellness or health result, simplify weight management and nutrition for our consumers and maximize our distributors' cross-selling opportunities.

Products and Brand Names

Upon completion of the Swiss Research acquisition we will market and sell branded nutraceutical products and functional ingredients addressing major wellness categories, including weight loss, cholesterol reduction, diabetes management and arthritis relief.  Our products are marketed under the following brands:

•

+ Swiss Research™

•

+ Swiss Research™ Rx; and

•

+ Swiss Diet™

Our Swiss Diet™ line features Shugr™ - a natural, zero-calorie, diabetes-friendly sugar substitute (made from a proprietary blend of erythritol, tagatose, maltodextrin and a trace of sucralose) that tastes like sugar and cooks like sugar.  We also offer our Swiss Diet™ Weight Loss Capsules, Calorie Minus™ peppermint wafers for fat absorption, Slim Support™ capsules for craving control, Slim Source™ nutritional energy drink mix, and Meal Source™ meal replacement powdered drink mix.  All products are made with high quality ingredients and manufactured under strict GMP standards.

Our Swiss Research™ line features Sequestrol™, a natural nutritional supplement clinically-proven to assist in the reduction of cholesterol.  Other unique and innovative products under development include Cell Source – a proprietary joint restoration formulation with Collagen Type II, and Aplevia™ - an ultra-powerful antioxidant derived from apple peels.

Shugr™

Shugr™ is a natural, zero-calorie sugar substitute, made from a proprietary blend of erythritol, tagatose, maltodextrin and a trace of sucralose. Erythritol occurs naturally in many fruits and vegetables, maltodextrin comes from corn starch, and tagatose provides added sweetness and prebiotic fiber which aids in digestion. Shugr's unique formulation results in a sweet taste that is remarkably like cane sugar without any aftertaste typically associated with zero-calorie sweeteners. Shugr tastes like sugar and cooks like sugar. Shugr™ has a patent pending and its ingredients have a GRAS (Generally Recognized as Safe) designation for food safety as determined by the U.S. Food & Drug Administration (FDA).

Sequestrol™

Sequestrol™ is a proprietary nutritional supplement and functional ingredient which is clinically proven to assist in the reduction of low-density lipoprotein (LDL) cholesterol and triglyceride levels. Its advanced formulation utilizes low molecular weight polymannuronate naturally derived from brown seaweed and kelp using a patented extraction method. In several clinical studies, Sequestrol™ was found effective in reducing serum and liver cholesterol by more than 20% as well as controlling serum and liver triglyceride levels.

Weight Loss Capsules

The SwissDiet™ weight loss formulation, which is all natural and stimulant free, uses herbal and thermogenic ingredients that provide a safe and effective weight loss solution.  The natural fiber from oats boosts body energy while the amino acids from mung bean help preserve body muscle tissue while body fat is being burned. B Vitamins add power while chelated minerals absorb into body organs giving vital support.  An herbal blend of green tea (low caffeine), garcinia cambogia, bitter melon, Siberian ginseng root and cayenne pepper stoke thermogenesis.  White kidney beans help block starches, while alpha lipoic acid and pyrubate help fat burning. L-carnitine facilitates metabolism increases.

Calorie Minus™

Calorie Minus™ is a proprietary chewable tablet that, when taken after each meal, prevents up to 28% of fat from being absorbed.  It is an all-natural formulation made from rare plant fibers that bind and prevent fats from being absorbed into the body. Calorie Minus™ contains no stimulants and has no known side-effects. Should be taken within 30 minutes to one hour after eating a meal consisting of fatty foods.

Slim Support™

SlimSupport™ is a proprietary herb formula that helps the body realize that it is full which helps prevent overeating and reduces cravings for high caloric foods.  Bupleurum, the principle herb of this formula, is used with scute to provide balance and assist detoxification to the gall bladder.  Rhubarb and aurantium immaturus provide balance and detoxification to the stomach and assist in keeping the user with regular bowel movements.  White peony, combined with the rhubarb helps relieve abdominal discomfort due to constipation and provides a feeling of well-being.  Pinellia dissolves and helps detoxify the body. Jujube and fresh ginger assist in balancing all the herbs in this formula for easy digestion and absorption. Gleditsia fruit helps break-up fat. Finally, green tea and gotu kola are added to increase the basal body metabolism and to burn excess fat.

Slim Source™

SlimSource™ is an all-natural weight loss drink that is low in calories with zero fat, zero cholesterol and low sodium.  The proprietary formulation includes RDA vitamins, chelated minerals and an herbal thermogenic formula that burns fat and cuts the hunger cravings.  The RDA vitamins help to keep the immune system healthy and promote cell growth while quick absorbing chelated minerals keep digestion, circulation and the skeletal system functioning optimally during caloric reduction.  Soy protein keeps the body's energy level up to prevent occasional fatigue while burning fat. Choline inositol is a proven brain nutrient that keeps you mentally sharp and focused during weight loss.  SlimSource™ contains an exclusive and proprietary blend of ancient, proven, natural, traditional use herbs that signals brain chemistry and reduces hunger cravings.

Meal Source™

MealSource is the super green food drink containing twenty two essential green vegetables and rich fruits which helps regulate metabolism for healthy weight management, powerful anti-oxidants help build healthy cells and naturally detoxify and cleanse organs.  MealSource™ contains sprouted wheat and quinoa, oatgrass, spirulina, soy and rice protein, ginger, apple fiber, carrot and beet juice, royal jelly, ginseng, stevia, bee pollen, pumpkin, chia and flax seed, probiotic and lecithin.

Cell Source™

Cell Source™ is a proprietary joint restoration formulation with Collagen Type II which provides clinically-proven maximum pain relief for joint health and flexibility.  It assists in regained mobility as it refurbishes cartilage in the bone end of joints, consisting of the same cellular structure, Collagen Type II.  Working in concert with Collagen Type II is a proprietary formula containing Hyaluronic Acid (HA), which lubricates connective tissue cells and increases synovial joint fluid for maximum flexibility and fights pain-causing inflammation.

Transdermal HRT Creams

Our transdermal base creams are designed for use in hormone replacement therapy (HRT).  The gender-specific formulations include top-grade herbal extracts and antioxidants.  All of our products are cosmetically elegant with consistent viscosity and texture and produced without the use of dyes or fragrances.

PRODUCT MANUFACTURING

We use third-party vendors to produce our finished nutraceutical (such as capsules, tablets, liquid products, bars, powders and soft-gels) and our personal care products.  These third-party vendors and manufacturers produce and, in most cases, package these products according to formulations developed by or in conjunction with our in-house product development team.  Our contract manufacturers’ facility is registered with the FDA as a pharmaceutical facility, consistent with a facility that manufactures nutraceutical products and over-the-counter personal care products.

We place a strong emphasis on quality control because we believe that quality standards play a critical factor in consumer purchasing decisions and in differentiating the Swiss Research and Swiss Diet brands.  All of our products will be manufactured in accordance with current Good Manufacturing Practices ("GMPs").  Outsourcing key products is designed to allow us to enhance production flexibility and capacity while substantially reducing capital expenditures and avoiding the costs of managing a production work force, and to leverage working capital, transfer risk, and focus its energy and resources on marketing and sales.  This facility employs qualified staff to develop, implement and maintain a quality system that we believe is consistent with requirements under drug-level GMP’s.

The selected contract manufacturer will manufacture our products under formulations that we own.  They will be prohibited from producing products for any other customers using our formulas.  In addition, the selected contract manufacturer is contractually prohibited from producing products based on our organic functional nutrition concept for any other customer, with limited exceptions.  Product will be shipped to locations throughout the nation from their centrally located warehouse facility.

We believe that the selected contract manufacturer will have the capacity to fulfill our planned production needs for at least the next twelve months.  In addition, we believe that the manufacturer is willing to increase capacity to meet our additional production needs, if necessary.  If our growth exceeds the production capacity of the selected contract manufacturer, or if they were unable or unwilling to continue production, we believe we could locate and qualify other contract manufacturers to meet our production needs.

QUALITY ASSURANCE

We require all raw materials or finished products produced by third party vendors to be placed in quarantine upon receipt before release by our quality control laboratory.  We conduct sample testing, weight testing, purity testing, dissolution testing and, where required, microbiological testing.  When materials are released from quarantine, each lot is assigned a unique lot number which is tracked throughout the manufacturing process.  Materials are blended, tested and then encapsulated or formed into pills which may or may not be coated.  We routinely perform qualitative and quantitative quality control procedures on its finished products.

Our contract manufacturer is expected to produce and package our products in accordance with the Standard Operating Procedures for Good Manufacturing Practice by the FDA.  All raw materials are purchased from approved suppliers and inspected by the contract manufacturer as they are received into the production facilities.  Raw materials are then labeled to indicate their source of supply, lot number, and date of receipt, and samples of the raw materials are kept for two years from the date received.  The ingredients are mixed into batches under the supervision of two quality assurance contract manufacturer employees to verify adherence to our formulations and ensure taste consistency.  The finished products are weighed, wrapped, and date coded.  After each production run, samples are analyzed to test the product for micro-impurities and to ensure accurate labeling.

SALES & MARKETING

Nutritional products are distributed through six major sales channels.  Each channel has changed in recent years, primarily due to advances in technology and communications that have resulted in improved product distribution and faster dissemination of information.  The major sales channels are as follows:

•

Mass market retailers – mass merchandisers, drug stores, supermarkets, and discount stores;

•

Natural health food retailers;

•

Network marketing;

•

Healthcare professionals and practitioners;

•

Mail order; and

•

The Internet.

We expect to distribute its products through several specialty retail and direct-to-consumer sales channels including (i) direct response radio and television, (ii) healthcare professionals and practitioners, (iii) mail order; and (iv) the Internet.

We plan to build the Swiss ResearchTM and Swiss DietTM brand names within multiple channels of distribution in order to develop increased brand awareness and strong brand recognition among consumers seeking products with a reputation for high quality and efficacious results.  We plan to position our products within the specialty retail and direct-to-consumer distribution channel as high quality products using proprietary, pharmaceutical grade ingredients supported by clinical data which presents a positive health benefit.  Our marketing strategy has the following three main components:

Product Branding and Wellness.  Our underlying initiative is to build a reputation as a company that is focused on a complete wellness program and way of life.  We believe we are ideally positioned to take advantage of current consumer trends indicating that individuals are turning more and more to nutritional supplements for weight loss, fitness and age-related health concerns.  We plan to undertake an advertising, public relations and branding campaign.  Our goal is to make our customers and distributors aware that we have over twenty years of experience in assembling herbs, botanicals and supplements in the right combinations to enhance one’s lifestyle.  To further product awareness, we will concentrate our marketing efforts on those products that are proprietary and have scientific, clinical data that supports their efficacy.

Advertising.  We intend to use advertising campaigns to create greater awareness of the convenience, taste, and nutritional attributes of our products.  We plan to use a combination of print, Internet, radio, and television advertising, with primary emphasis on print and Internet advertising to reach our target audiences in a cost-effective manner.  However, we expect to spend a significant portion of future our advertising budget on television advertising to reach a larger number of targeted consumers.  In addition to advertising in magazines with wide circulation, we also expect to place advertisements in special interest publications targeted to groups such as health food consumers, athletes and yoga enthusiasts.

Promotions and Sponsorships.  We believe that one of our most effective marketing tools is product sampling combined with the on-site dissemination of information explaining the nutritional attributes of our products.  We expect to participate in various trade shows targeted at buyers in the health and fitness, food, and sports markets, in addition to consumer health fairs.  We plan to sponsor and provide product samples at sporting events and tours, musical events, health conferences, festivals, and charitable events.  In addition, we expect to utilize endorsements of our products from highly visible sports and entertainment personalities and actively market our products to their personal fitness trainers and professional sports teams.

Customer and Consumer Service.  We are committed to providing superior service to our customers and consumers.  Our sales and marketing team will continually gather information and feedback from consumers and retailers to enable us to better tailor our consumer support to meet changing consumer needs.  We expect to provide access to nutritionists and consumer service representatives through a toll free number to answer questions and educate consumers on nutrition, new products and developments.  In addition, we expect to maintain updated consumer information on our web site.

COMPETITION

The business of developing and distributing nutritional and personal care products, such as those we sell and distribute is highly competitive.  Numerous manufacturers, distributors, and retailers compete for consumers and distributors.  We expect to compete directly with other entities that develop, manufacture, market, and distribute products in each of our product lines.  We compete with these entities by emphasizing the underlying science, value, and high quality of our products.  However, many of our competitors are substantially larger and have greater financial resources and broader name recognition.  Our markets are highly sensitive to the introduction of new products that may rapidly capture a significant share of those markets.  The nutritional supplement market is characterized by:

•

Large selections of essentially similar products that are difficult to differentiate;

•

Retail consumer emphasis on value pricing;

•

Constantly changing formulations based on evolving scientific research;

•

Low entry barriers resulting from low brand loyalty, rapid change, widely available manufacturing, low regulatory requirements, and ready access to large distribution channels; and

•

A lack of uniform standards regarding product ingredient sources, potency, purity, absorption rate, and form.

Similar factors are also characteristic of products comprising our other product lines.  There can be no assurance that we will be able to effectively compete in this intensely competitive environment.  In addition, nutritional and personal care products can be purchased in a wide variety of channels of distribution, including retail stores.  Our product offerings in each product category are relatively few compared to the wide variety of products offered by many of our competitors and are often premium priced.  As a result, our ability to remain competitive depends in part upon the successful introduction of new products and enhancements of existing products.

GOVERNMENT REGULATION

The manufacturing, packaging, labeling, advertising, distribution, and sale of our products are subject to the regulation of various government agencies, principally the FDA.  The FDA regulates our products pursuant to the Federal Food, Drug, and Cosmetic Act ("FDCA") and the Fair Packaging and Labeling Act ("FPLA") and regulations thereunder.  The FDCA is intended, among other things, to assure consumers that foods are wholesome, safe to eat, and produced under sanitary conditions, and that food labeling is truthful and not deceptive.  The FPLA provides requirements for the contents and placement of information required on consumer packages to ensure that labeling is useful and informative.  Our products are generally classified and regulated as food under the FDCA, and are, therefore, not subject to pre-market approval by the FDA.  However, our products are subject to the comprehensive labeling and safety regulations of the FDA, the violation of which could result in product seizure and condemnation, injunction of business activities, or criminal or civil penalties.  Furthermore, if the FDA determines, on the basis of labeling, promotional claims, or marketing by the Company, that the intended use of any of our products is for the diagnosis, cure, mitigation, treatment, or prevention of disease, it could regulate those products as drugs and require, among other things, pre-market approval for safety and efficacy.  We believe that we presently comply in all material respects with the foregoing laws and regulations.  However, there can be no assurance that future compliance with such laws or regulations will not have a material adverse effect on our business, results of operations or financial condition.

Our advertising is subject to regulation by the FTC, pursuant to the Federal Trade Commission Act ("FTCA") which prohibits unfair or deceptive acts or practices including the dissemination of false or misleading advertising.  Violations of the FTCA may result in a ‘cease and desist’ order, injunction, or civil or criminal penalties.  The FTC monitors advertising and entertains inquiries and complaints from competing companies and consumers.  It also reviews referrals from industry self-regulatory organizations, including the NAD.  The NAD of the Council of Better Business Bureaus, Inc. administers a voluntary self-regulatory, alternative dispute resolution process that is supported by the advertising industry and serves the business community and the public by fostering truthful and accurate advertising.

Our activities are also regulated by various agencies of the states, localities, and foreign countries in which our products are sold.  In addition, we may be required to re-formulate our products to comply with foreign regulatory standards.  We believe that we presently comply in all material respects with the foregoing laws and regulations.  There can be no assurance, however, that future compliance with such laws or regulations will not have a material adverse effect on our business, results of operations and financial condition.

We may be subject to additional laws or regulations administered by the FDA or other federal, state, or foreign regulatory authorities, the repeal of laws or regulations, or more stringent interpretations of current laws or regulations, from time to time in the future.  We cannot predict the nature of such future laws, regulations, interpretations, or applications, nor can we predict what affect additional government regulations or administrative orders, when and if promulgated, would have on our business in the future.  Such laws could, however, require the reformulation of products, the recall, withholding or discontinuance of products, the imposition of additional recordkeeping requirements, the revision of labeling, advertising, or other promotional materials, and changes in the level of scientific substantiation needed to support claims.  Any or all such government actions could have a material adverse effect on our business, results of operation and financial condition.

XCEL HEALTHCARE, INC.

XCEL Healthcare is a fully-licensed specialty pharmacy, which provides prescription drugs and other supplies and services to chronically ill consumers who suffer from diseases such as cystic fibrosis, cancer, quadra- and paraplegias, multiple sclerosis and liver disease.  This specialized, under-served customer niche is characterized by low churn, steady growth, and high revenue per individual customer.  These attractive customer characteristics are driven by changes within the healthcare industry, and more specifically, the manner in which pharmacies care for chronically ill patients.  Chronically ill patients, who traditionally have been cared for in a hospital setting, are increasingly reliant on physician office-based and home-based therapy.  Yet, the expansive needs of these chronically ill patients typically outstrip the product line, operational, financial, and logistical capabilities of traditional providers.

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

BIOSELECT INNOVATIONS, INC.

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

Integrative Medicine Market Opportunity

BioSelect plans to launch a new proprietary family of innovative combination of OTC drugs with natural remedies such as herbs, botanicals, vitamins, and other supplements.  BioSelect is targeting the nexus of traditional medications and homeopathic remedies.  Consumers in the mass market have demonstrated increasing interest in natural health products, including dietary supplements, vitamins and botanical nutraceuticals, over the past decade.  This interest level is being met with the increased availability of highly efficacious pharmacological agents that were previously prescription-restricted.  This growing OTC market provides a strong sales, marketing and distribution channel mechanism through which BioSelect’s combined OTC-nutraceutical products can provide customers with unique ailment solutions while simultaneously providing significant financial opportunities for the many makers of OTC drugs that are continually seeking new sources of growth.  Management believes that its proposed OTC-nutraceutical combination products have the potential to:

•

Enhance the health of consumers by combining the advances of science with natural remedies;

•

Provide consumers with a source of nutraceutical supplements promoted by an established, trusted OTC companies;

•

Enable BioSelect and its partners to expand the reach of nutraceuticals into the mass market by combining them with ubiquitous OTC drugs;

•

Establish intellectual property protection through the combination of nutraceuticals with OTC drugs; and

•

Provide a pharmaceutical company with a high-growth, high-margin product line.

We believe that products that combine OTC medications and nutraceutical supplements provide a unique growth opportunity.  For the pharmaceutical industry, which has traditionally been reliant on medications switching from prescription status to OTC status to spur growth, new products, which combine “traditional” medications and homeopathic remedies, are expected to offer substantial new industry growth opportunities.  For the nutraceutical industry, it is anticipated that the successful introduction of OTC-nutraceutical combination products supported by one or more established, respected pharmaceutical companies would lend the industry much needed credibility.

Research and Development

Research and development efforts are generally devoted to four principal areas: (1) development of new technologies; (2) application of our existing technologies to new products; (3) improvement of existing processes; and (4) formulation of existing and new biologically active compounds.

As part of our focus on delivering a complete wellness program and way of life to our customers, we plan to explore and develop new products.  New product ideas are derived from a number of sources, including trade publications, scientific and health journals, our executives, staff and consultants and outside parties.  In general, we maintain a strategy of introducing our own proprietary formulations of products successfully offered by others in the market.  Although our products use ingredients that we regard as safe when taken as suggested by us, we expect to conduct limited clinical studies of certain proprietary products.  In advance of introducing products into our markets, local counsel and other representatives, retained by us, investigate product formulation matters as they relate to regulatory compliance and other issues.  Our products are then reformulated to suit both the regulatory and marketing requirements of the particular market.

We have spent approximately $7,000 and $50,000 on Company-sponsored research and development in the years ended December 31, 2004 and 2003, respectively.

Patents and Trademarks

BioSelect has developed a number of proprietary and patented formulations.  These patents address the unique integration of selective traditional over-the-counter generic drugs with complementary alternative medications such as vitamins, herbs and other natural nutraceutical supplements.  The product development effort focuses on developing proprietary formulations for existing products and on the creation of formulations for product line extensions.  The preservation and improvement of the quality of BioSelect's products are also integral parts of its overall strategy.  To date, BioSelect has been issued five patents.

BioSelect maintains and has applied for trademark and copyright protection in the United States relating to certain of its existing and proposed products and processes, including CoCareTM, NutragenicaTM, ConaseTM, CoprofenTM, Epigest EessentialsTM, Femderm EssentialsTM, Femgest EssentialsTM, and TranslipobaseTM.  There can be no assurance that BioSelect will be able to successfully protect its intellectual property.

Swiss Research maintains and has applied for trademark and copyright protection in the United States relating to certain of its existing and proposed products and processes, including Swiss DietTM, Swiss ResearchTM, ShugrTM, SequestrolTM, Aplevia™, Calorie MinusTM, Cell SourceTM, Meal SourceTM, Slim SourceTM and Slim SupportTM.  There can be no assurance that Swiss Research will be able to successfully protect its intellectual property.

Employees

As of December 31, 2004, we employed 11 persons at XCEL, BioSelect and the corporate offices, all of which are full-time.  Employees include pharmacists, technicians, accounting, sales and marketing, administrative, delivery and executive personnel.  A standard package of employee benefits is provided to all full-time employees in addition to on-the-job training and advancement opportunities.  None of the Company’s employees are covered by a collective bargaining agreement and none are represented by labor unions.  We do not have key man insurance on any employee.

Our subsidiaries have entered into nondisclosure and non-competition agreements with each of their respective key employees.  These agreements include provisions for salary increases and stock options based on revenue and earnings growth that the respective operations may achieve.

At December 31, 2004, we have employment agreements with the following personnel:

Expiration

Annual Base

Employee

Position

Date

Salary

Fred Tannous

Co-Chairman, CEO, and Treasurer

December 2005

$

190,000

Bill Glaser

Co-Chairman, President, and Secretary

December 2005

$

190,000

Item 2.   Description of Property

Our executive offices are located at Howard Hughes Center, 6080 Center Drive, 6th Floor, Los Angeles, California.  The annual lease payments for the executive offices totals approximately $50,000.  The lease agreement expires in August 2005.  We also lease a 2,400 square foot facility in Woodland Hills, California for the operations of XCEL and BioSelect.  The annual lease payments for the Woodland Hills facility totals approximately $41,000.  The lease agreement is month-to-month.  Each of the respective companies is responsible for the rental payments from its own operations.

Item 3.  Legal Proceedings

Claim of Wrongful Termination. In November 2004, an attorney for Jacob Engel, wrote a letter to the Company alleging that Health Sciences Group, Inc. failed to pay Mr. Engel his salary since January 1, 2004 at the rate of $150,000 per annum and wrongfully terminated his participation in the Company’s health insurance coverage leaving him uninsured for three months during which he incurred medical expenses which would have been covered and compelling his acceptance, with a reservation of rights of COBRA coverage for which he has been obliged to pay premiums since September 2004.  The letter stated that in the event cure is not fully effected by December 5, 2004, Mr. Engel will terminate his Employment Agreement for Good Reason pursuant to the Employment Agreement.  The letter further stated that unless the defaults are fully cured prior to December 5, 2004, in addition to all unpaid base salary since January 1, 2004 through the date of termination and the reimbursement of COBRA payments made by Mr. Engel, the Company will be obligated to pay Mr. Engel one year of his base salary and all accrued vacation pay and to restore Mr. Engel to coverage under the health insurance plan.  The letter further stated that in addition, Mr. Engel is entitled to have his rights in his stock options until December 5, 2005 and that Mr. Engel is owed $18,000 for legal expenses; has a claim for breach of the agreement between him and the Company by which he agreed to accept shares of the Company’s stock in lieu of $100,000 of his 2003 salary and has a claim for the automobile allowance of $350 per month which the Company agreed to provide him.  The Company does not agree with the allegations made and is prepared to vigorously assert its position. There have been no further developments related to this matter through April 13, 2005.

Claim Product Did Not Meet Specifications.  QBI is a defendant in a suit seeking $400,000 in damages brought by Fortress Systems, Inc., (“FSI”) Bankruptcy Trustee.  The suit which is pending in the U.S. Bankruptcy Court in Omaha, Nebraska alleges that certain products sold by QBI did not meet specifications of FSI.  While the outcome of the litigation cannot be predicted at this time, the Company is seeking through negotiations with the Sellers of the QBI assets to offset the $400,000 claim against 400,000 shares of its common stock which were issued to the Sellers of the QBI assets as part of the consideration for the purchase of the QBI assets by the Company under the QBI Asset Purchase Agreement of November 30, 2003.

Violation of Stock Purchase Agreement.  In June 2004, the Company filed suit against an individual for wrongfully selling restricted stock in violation of a stock purchase agreement, causing damages of not less than $900,000 plus attorney fees.  The individual denies liability and has asserted a counterclaim to recover his attorney fees.  The parties are in the process of completing discovery.  No trial date is set.  The likelihood of an unfavorable outcome cannot be evaluated and the range or amount of potential loss is unknown at this time.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.   Market for Issuer’s Common Equity and Related Shareholder Matters

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

Year Ending December 31, 2004:

High

Low

First Quarter ......................................................................................................……………….

$1.50

$1.13

Second Quarter .................................................................................................……………….

$1.29

$0.54

Third Quarter ....................................................................................................……………….

$1.01

$0.49

Fourth Quarter ..................................................................................................……………….

$0.99

$0.45

Year Ending December 31, 2003:

High

Low

First Quarter ......................................................................................................……………….

$1.25

$0.65

Second Quarter .................................................................................................……………….

$1.29

$0.71

Third Quarter ....................................................................................................……………….

$1.21

$0.80

Fourth Quarter ..................................................................................................……………….

$1.80

$0.90

At March 31, 2004, we had approximately 185 holders of record of our voting common stock; we estimate that the Company has approximately 2,500 additional beneficial holders of our common stock held in names of brokers and securities depositories, amounting to 2,685 shareholders.  Of the current holders of its common stock, Messrs. Tannous and Glaser together beneficially own approximately 25% of the Company.

We have not paid or declared cash distributions or dividends on our common stock and do not intend to pay cash dividends in the foreseeable future.  Future payment of cash dividends rests within the discretion of the Board of Directors and is based on our earnings, financial condition, capital requirements, and other factors.

Item 6.   Management’s Discussion and Analysis of Financial Condition

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements.  The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and accompanying notes and the other financial information appearing else where in this Annual Report on Form 10-KSB.  The consolidated financial information presented is for the two year period January 1, 2003 to our year end, December 31, 2004.

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

Inventory.  Inventory consists of pharmaceutical and over-the-counter medications.  Inventory is stated at the lower of cost or market.  Costs for pharmaceutical and over-the-counter products generally being determined on a first in, first out basis. Pharmaceutical and over-the-counter medications, which have expired, are returned for credit or refund at amounts that approximate the purchase price.  As a result, the Company has no obsolete inventory related to its pharmaceutical and over-the-counter medications.

Overview

Health Sciences Group, Inc. (the “Company”), a Colorado corporation, is an integrated provider of innovative products and services to the nutraceutical, pharmaceutical, and cosmeceutical industries offering value-added ingredients, bioactive formulations, and proprietary technologies used in nutritional supplements, functional foods and beverages, and skin care products.  Its subsidiaries include Swiss Research, Inc., which markets and sells branded nutraceutical products addressing major wellness categories, including weight management, arthritis support, cholesterol reduction and diabetes management; XCEL Healthcare, a fully licensed, specialty compounding pharmacy focused on delivering full service pharmacology solutions to customers with chronic ailments that require long-term therapy; and BioSelect Innovations, which develops and sells products based on proprietary technologies in the areas of topical and transdermal drug delivery, cosmeceuticals, and integrative medicine to a global network of customers who manufacture and distribute compounded pharmaceuticals, skin care products and cosmetics.

We strive to differentiate ourselves through the use of:

•

Proprietary/patented technologies;

•

Pharmaceutical research and/or clinical trials; and

•

Strategic marketing and distribution partnerships

We identify, develop and commercialize nutritional products and functional food ingredients derived from natural sources to provide consumers and health professionals with preventive healthcare alternatives.  We plan to leverage the exclusive and proprietary benefits of our internally developed and patented products and recently acquired licenses to increase sales through national and international channels as we endeavor to maximize our earnings potential.  We envision building Swiss Research and Swiss Diet into leading brand names while offering new and innovative products and ingredients that promote a positive health benefit for a wide variety of consumer needs in the dietary supplement, food and beverage, and personal care segments of the natural care industry.

Results of Operations

Effective October 2004, the Company discontinued operations of its wholly owned subsidiary Quality Botanical Ingredients, Inc.  Results described herein reflect the consolidated operations of the Company and its two wholly-owned subsidiaries with continuing operations, XCEL Healthcare, Inc. and BioSelect Innovations, Inc. for the year ended December 31, 2004 as compared to the year ended December 31, 2003.  In addition, the Company has presented the pro-forma results from operations for the Company and all three wholly-owned subsidiaries XCEL Healthcare, Inc., BioSelect Innovations, Inc., and Quality Botanical Ingredients, Inc. for the years ended December 31, 2004 as compared to the year ended December 31, 2003.

Selected Statement of Operations Information

    Year Ended December 31,

2004

2003

Net sales

$

3,257,337

$

5,365,079

Gross profit

$

411,311

$

998,479

Selling, general and

  administrative expenses

$

5,461,058

$

4,801,775

Impairment of intangible assets

$

1,885,024

$

–

Other income (expense)

$

41,318

$

(1,554,976)

Net loss

$

(10,442,265)

$

(7,419,062)

Net loss attributable to

  common shareholders

$

(10,949,657)

$

(8,447,276)

Net loss per share available

  to common shareholders

$

(0.78)

$

(0.76)

Selected Pro-Forma Statement of Operations Information

including the 2004 results for Quality Botanical Ingredients

    Year Ended December 31,

2004

2003

Net sales

$

8,172,895

$

17,771,050

Gross profit

$

686,145

$

2,279,274

Selling, general and

  administrative expenses

$

7,000,359

$

7,718,720

Impairment of intangible assets

$

1,885,024

$

–

Other expense

$

166,213

$

1,937,353

Net loss

$

(10,442,265)

$

(7,419,062)

Year ended December 31, 2004 compared to year ended December 31, 2003

Net Sales.  Our consolidated net sales for the years ended December 31, 2004 and 2003 totaled $3,257,337 and $5,365,079, respectively.  The decrease in net sales is due to the declining reimbursement amounts from insurance payors for our compounded drugs, a strategic shift in XCEL’s target customer base from low margin accounts to more profitable opportunities and changes to BioSelect’s revenue model from wholesale to retail distribution

Reimbursement rates as a percentage of medication costs are decreasing from Medi-Cal, our primary insurance funding source, while the cost of pharmaceutical drugs are continuing to increase.  During 2004, management continued to analyze its patient base and refocus its targeted market to specific patient groups for which the billed claims have increased reimbursement amounts from the insurance payors, higher gross profit margins and increased medication usage per patient.  This enabled the pharmacy to efficiently fulfill our patient’s needs without sacrificing the level of service they expect from us.  In addition, the pharmaceutical group is analyzing other patient categories to achieve its target gross profit.  In the fourth quarter of 2004, the pharmaceutical group launched initiatives targeting at the growing Hormone Replacement Therapy (“HRT”) market.  The HRT market represents high margin opportunities while avoiding the fiscal reliance on reimbursement programs.  The Company expects this revenue source to be an area of significant growth in 2005.

For the year ended December 31, 2004, the pharmaceutical group decreased its patient base by approximately 21% to 648 as compared with the year ended December 31, 2003 of 823 patients.  The pharmaceutical group has changed the way it dispenses our compound medications, electing to dispense several times per month as compared to once per month, to provide better service and safer administration to our customers.  Even though we are dispensing more prescriptions, the reimbursement cost from the insurance payor has decreased, resulting in slightly lower net sales for XCEL.

The research and development group has completed its development of five patented over-the-counter medicinal formulations to address; pain and inflammation, cold and flu, cough suppression, decongestion, and anti-histamine relief.  In addition, the group has developed specialized cosmetic and HRT base creams, including the first natural and gender-specific base cream products, for the Company’s current and future customers. The research and development group accounts for approximately two percent of the Company’s net sales.

Net Sales: Pro-forma.  Our consolidated net sales on a pro-forma basis that includes the results of QBI for the years ended December 31, 2004 and 2003 totaled $8,172,895 and $17,771,050, respectively.

Pro-forma Years Ended December 31,

2004

2003

Amount

% Sales

Amount

% Sales

Nutraceuticals

$

4,915,558

60.1%

$

12,405,971

69.8%

Pharmaceutical and

    Research & Development

3,257,337

39.9%

  5,365,079

30.2%

$

8,172,895

100%

$

17,771,050

100%

On a pro-forma basis, QBI’s net sales accounted for 60.1%, or $4,915,558, of the total net sales for the year ended December 31, 2004 versus 69.8%, or $12,405,971, of the total net sales for the year ended December 31, 2003.  XCEL and BioSelect account for the remaining 39.9%, or $3,257,337, of the total net sales for the year ended December 31, 2004 versus 30.2%, or $5,365,079, of the total net sales for the year ended December 31, 2003.  The decline in QBI’s sales is attributable to a reduction in value-added blending and milling revenues due to changing customer requirements. Operations were officially discontinued in October 2004, however sales were suspended with the quarter ended September 30, 2004.  Results for 2004 include nine months of operations as compared to the year of operations ended in 2003.

Cost of Goods Sold.  Cost of goods sold for the years ended December 31, 2004 and 2003 totaled $2,846,026 and $4,366,600, or 87.4% and 81.4% of net sales respectively.  This resulted in gross profits totaling $411,311 and $998,479, or 12.6% and 18.6% of net sales for the years ended December 31, 2004 and 2003, respectively.

The increase in the cost of goods sold as a percentage of revenues is due to increased medication costs.  Medication costs increased to 81.0% of net sales for the year ended December 31, 2004 as compared to 75.6% of net sales in 2003.

Cost of Goods Sold: Pro-Forma.  Cost of goods sold on an pro-forma basis that includes the results of operations for QBI for the years ended December 31, 2004 and 2003 totaled $7,486,750 and $15,491,776, or 91.6% and 87.2% of net sales respectively.  This resulted in gross profits totaling $686,145 and $2,279,274, or 8.4% and 12.8% of net sales for the years ended December 31, 2004 and 2003, respectively.  Pro-forma cost of goods sold is as follows:

Years Ended December 31,

2004

2003

Amount

% Sales

Amount

% Sales

Nutraceutical group

$

4,640,724

56.8%

$

11,125,176

62.6%

Pharmaceutical and

    Research & Development

2,846,026

34.8%

4,366,600

24.6%

Cost of goods sold

7,486,750

91.6%

15,491,776

87.2%

Gross profit

$

  686,145

8.4%

$

  2,279,274

12.8%

Included in the consolidated cost of goods sold for the year ended December 31, 2003 is approximately $546,000 of expense due to the high basis of inventory on-hand, which was stepped up at the date of acquisition of QBI, thereby causing an increase in the cost of goods sold percentage.  Without this charge, the cost of goods sold for the year ended December 31, 2003 would have been $14,947,991 or 84.1% of net sales, which would have resulted in gross profits of $2,823,059 or 15.9% of net sales.  Due to accounting rules, we are required to step up the basis of purchased inventory to include the profits that we would have received if purchased subsequent to the acquisition.

The increase in the cost of goods sold as a percentage of sales is attributable to sub-optimum purchasing opportunities as cash flow constraints inhibited the Company’s ability to achieve volume discounts.  Cost of goods sold for the nutraceutical group totaled $4,640,724 or 94.4% of the group’s sales for the year ended December 31, 2004, resulting in gross profits totaling $274,834 or 5.6% of its net sales.  Cost of goods sold totaled $11,125,176 or 89.7% of its sales for the year ended December 31, 2003, resulting in gross profits totaling $1,280,795 or 10.3% of its net sales.

As noted above, included in the cost of goods sold for the year ended December 31, 2003 is approximately $546,000 of expense due to the high basis of inventory on-hand, which was stepped up at the date of acquisition of QBI, thereby causing an increase in the cost of goods sold percentage.  Without this charge, the nutraceutical group’s cost of goods sold for the year ended December 31, 2003 would have been approximately $10,579,000 or 85.3% of its net sales, which would have resulted in an increase to the nutraceutical group’s gross profits of approximately $1,827,000 or 14.7% of net sales.  In 2003, we recorded a write-down in inventory of approximately $500,000 due to a lower than anticipated selling cost, which was less than our purchase price.

Selling, General and Administrative.  Total selling, general and administrative expenses for the years ended December 31, 2004 and 2003 totaled $5,461,058, or 167.1% of net sales, and $4,801,775, or 89.5% of net sales, respectively.

Years Ended December 31,

2004

2003

Amount

% Sales

Amount

% Sales

Salary and payroll expense

$

866,200

26.6%

$

1,590,584

29.6%

Legal and consulting fees

2,613,933

80.2%

1,619,963

30.2%

Accounting and tax fees

199,048

6.1%

102,243

1.9%

Depreciation and amortization

481,559

14.8%

541,379

10.1%

Research and development

6,521

0.2%

49,594

0.9%

Other selling, general and

  administrative expenses

1,293,797

39.7%

  898,012

16.7%

Total selling, general and

  Administrative expenses

$

5,461,058

167.7%

$

4,801,775

89.5%

Salary and payroll expense includes salaries, taxes, vacation earnings and bonuses for the years ended December 31, 2004 and 2003.  Salary expense decreased in 2004 by approximately $724,000 due to personnel reductions within the pharmaceutical group.  In 2003, approximately $552,000 of total salary expense was paid by the issuance of our common stock and therefore did not affect cash flows.  Messrs. Tannous and Glaser, our officers and major shareholders, received shares of common stock having an approximate combined value of $300,000 in lieu of cash as compensation for accrued salaries.

Legal and consulting fees increased to 80.0% of net sales or $2,605,933 in 2004 and include fees paid to consultants for investor relations services including providing financial communication programs, increasing general market awareness, educating retail brokers and institutional networks, assisting management with the development of strategic approaches to accessing the equity and debt markets, and identifying and reviewing potential acquisition candidates and fees paid for legal services provided.  Consulting expenses also include fees paid to consultants relating to the business development of Health Sciences Group and our subsidiary companies, XCEL and BioSelect.  These services include developing corporate strategies, planning for our anticipated commercialization of new products, formulating and evaluating potential corporate options, and expanding subsidiary company operations through an integrated process of analysis.  Approximately $1,953,000 and $1,387,000 were non-cash charges incurred for legal and consulting services through the issuance of common stock, common stock options and common stock warrants for the years ended December 31, 2004 and 2003, respectively.   We expect to continue to increase market awareness, continue to develop our strategic approaches, perform due diligence on acquisition candidates and acquire them accordingly.  However, we plan to reduce the related consulting expenses by using internal resources as much as possible.

In 2004, depreciation and amortization expense increased to 14.8% of net sales.  This increase is attributable to the amortization of loan fees associated with our convertible debentures and loan fees associated with our lines of credit plus an additional $62,000 of accelerated amortization of due to early payoff of a credit line with our pharmaceutical group.  With the successful approval of our pending patent applications, intellectual property amortization expense increased from approximately $24,000 for the year ended December 31, 2003 to approximately $76,000 for the year ended December 31, 2004.  Significantly all capitalized loan fees were fully amortization during 2004.

Accounting and tax fees totaled approximately $199,000 and $102,000 for the years ended December 31, 2004 and 2003, respectively; of which approximately $172,000 and $97,000 were attributable to fees paid to our independent registered public accounting firm.  Accounting fees increased by approximately $69,000 as a result of additional work required to review a series of pending registration statements along with additional audit procedures performed on the issuance of Series B Preferred Stock, the disposal of QBI and the additional accounting requirements required by new legislation and accounting regulations such as Sarbanes-Oxley.

Other selling, general and administrative expenses include such items as automobile expenses, delivery and freight costs, office supplies and services, rent, travel, and utilities.  Within other selling general and administrative expenses, insurance expense allocated to general and administrative expenses totaled approximately $152,000 for the year ended December 31, 2004 compared to $132,000 for the year ended December 31, 2003.  The year over year increase in selling, general and administrative expenses is directly attributable to an approximate $367,000 increase in penalties related to delinquent registration statement filings.  These penalties are to be settled through issuances of the company’s common stock.

Selling, general and administrative expenses for our subsidiary companies, XCEL, and BioSelect, totaled approximately $1,106,000 or 33.9% of net sales and $1,494,000 or 27.9% of net sales for the years ended December 31, 2004 and 2003, respectively.

Selling, General and Administrative: Pro-forma.

Approximately $1,539,000 and $2,917,000 of the operating expenses in 2004 and 2003 respectively relate to selling, general and administrative expenses expended for QBI’s operations.

Pro-forma Years Ended December 31,

2004

2003

Amount

% Sales

Amount

% Sales

Salary and payroll expense

$

1,592,842

19.5%

$

3,175,500

17.9%

Legal and consulting fees

2,682,002

32.8%

1,657,344

9.3%

Accounting and tax fees

243,048

3.0%

151,743

0.9%

Depreciation and amortization

526,868

6.4%

600,255

3.4%

Research and development

6,521

0.1%

48,650

0.3%

Post closing expenses

34,508

0.4%

–

Other selling, general and

  administrative expenses

1,914,570

23.4%

2,085,228

11.7%

Total selling, general and

  Administrative expenses

$

7,000,359

85.4%

$

7,718,720

43.4%

The approximate $718,000 year-to-year reduction in selling, general and administrative expenses is significantly attributable to approximately $858,000, $257,000 and $80,000 of lower labor costs at QBI, XCEL and BioSelect respectively through various reductions in force.  Salary expense for QBI totaled approximately $727,000 for the year ended December 31, 2004 compared to $1,585,000 for the year ended December 31, 2003.  The remaining salary expense of approximately $866,000 and $1,591,000 for the years ended December 31, 2004 and 2003 respectively, represents the combined salary expenses for corporate, XCEL and BioSelect.

Within other selling general and administrative expenses, commission expenses at QBI totaled approximately $43,000 for the year ended December 31, 2004 as compared to approximately $363,000 for the year ended December 31, 2003.  In addition, insurance expense allocated to general and administrative expenses totaled approximately $232,000 for the year ended December 31, 2004 compared to $257,000 for the year ended December 31, 2003.

Selling, general and administrative expenses for our subsidiary companies, QBI, XCEL, and BioSelect, totaled approximately $2,645,000 or 32.4% of net sales and $4,411,000 or 24.8% of net sales for the years ended December 31, 2004 and 2003, respectively.

Impairment of intangible assets.  Total impairment expense for the year ended December 31, 2004 totaled $1,885,024, or 57.9% of net sales and 23.1% of pro-forma net sales.  An independent impairment analysis consultant has determined, and the Company concurs, that the book value of the following assets’ book value was impaired as of December 31, 2004:

Pro-forma

Amount

% Sales

  % Sales

Goodwill

$

350,546

10.8%

4.3%

Formulations

540,220

16.6%

6.6%

Abandoned patent applications

  994,258

30.5%

12.2%

Total impaired assets

$

1,885,024

57.9%

23.1%

The Company’s intangible asset impairment was significantly attributable to submitted patent applications that were valued upon the acquisition of BioSelect that were both denied by the U.S. Patent and Trademark Office and abandoned by the Company during 2004.  The Company’s negative working capital and reduced revenues from formulations at its XCEL subsidiary were contributing factors in the impairment determination.

Loss from Discontinued Operations.  Per Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies,” the Company has recognized an approximate expected loss of $2,077,000 on both the disposal of assets held for sale and certain assets and capitalized costs whose future economic value has been determined to be unrealizable.  This loss effectively reduces the carrying value of those assets identified with the discontinued operations to the realized fair market value established in January during the entity’s liquidation auction.  The assets contributing to the loss include:

Amount

Accounts receivable, net

$

110,146

Inventory, net

1,234,920

Fixed assets, net

680,004

Capitalized loan fees, net

31,577

Security deposits

     20,168

Total loss from discontinued

  operations

$

2,076,815

Other expenses.  Interest expense totaled approximately $748,000 and $884,000 for the years ended December 31, 2004 and 2003, respectively and includes interest paid on lines of credit, notes payable, capital leases and amortization of discount on the sale of convertible debentures and the issuance of convertible preferred stock.  Amortization of discounts on debentures and preferred stock are non-cash expenditures that represent the interest cost associated with issuing the convertible debentures and preferred stock with warrants and the intrinsic value of the beneficial conversion feature, which totaled approximately $558,000 and $704,000 for the years ended December 31, 2004 and 2003 respectively.  Other non-cash expenditures included in interest expense total approximately $130,000 and $85,000 for the years ended December 31, 2004 and 2003, respectively and relate to discounts on notes payable and the value of the issuance of common stock due to a price adjustment provision.

The change in fair value of warrant liability totaled approximately $747,000 and $678,000 for the years ended December 31, 2004 and 2003 respectively, and represents the change in fair value of warrants issued with registration rights to various professionals and the purchasers of our preferred stock.  At the date of issuance, we did not have an effective registration statement and, therefore, recorded the value of the warrants issued at the date of grant as a liability.  The change in fair value is included as an expense on our statement of operations.  In October 2003, one of our registration statements became effective and, as a result, approximately $652,000 of the warrant liability was recorded in stockholders’ equity.  The December 31, 2004 balance of approximately $2,603,000 and any increase or decrease in fair value will be recorded in stockholders’ equity at the date our second registration statement becomes effective.  We anticipate the effective date to be in the second quarter 2005.

Other expenses: Pro-forma. The Company’s discontinued operations accounted for approximately $208,000 and $425,000 of the pro-forma Other Expenses for the years ended December 31, 2004 and 2003 respectively.  Significantly all of the expense associated with the discontinue operation was attributable to interest expense and the amortization of non-compete fees.

Pro-forma Years Ended December 31,

2004

2003

Amount

% Sales

Amount

% Sales

Convertible Debenture

  discount amortization

$

171,091

2.1%

$

582,206

3.3%

Convertible Preferred Stock

  discount amortization

386,524

4.7%

121,945

0.7%

All other interest expense

345,035

4.2%

369,701

2.1%

Change in the Warrant Liability’s

  fair market value

(746,667)

(9.1%)

677,763

3.8%

Other expense

  10,229

0.1%

  185,738

1.0%

Total other pro-forma

  (income) and expenses

$

166,212

2.0%

$

1,937,353

10.9%

Loss from Continuing Operations.  Loss from continuing operations, including impairment, for the years ended December 31, 2004 and 2003 totaled approximately ($6,893,000) or (211.6%) of net sales and approximately ($5,358,000) or (99.9%) of net sales, respectively.  Net loss from continuing operations per share of common stock was ($0.49) and ($0.48) for the years ended December 31, 2004 and 2003, respectively.  The increase in net loss is due to increased cost of pharmaceutical goods.  Non-cash charges that contributed to the losses included asset impairments, services and financing costs associated with our debt and equity financing transactions and the issuance of registered shares without an effective registration statement as previously discussed.

Approximately $1,517,000 of the loss from continuing operations in 2004 versus $1,027,000 of the loss in 2003 resulted from the issuance of our common stock, common stock purchase warrants and options granted to consultants who provided us with business development, public and financial relations, and raising additional debt or equity financing and penalties.  Additionally, approximately $558,000 in 2004 and $704,000 in 2003 is due to the amortization of discounts on our convertible debentures and preferred stock.

Net loss for the years ended December 31, 2004 and 2003 for the subsidiary company operations totaled approximately ($2,636,000) and ($577,000) or (80.9%) and (10.8%) of net sales, respectively.  There can be no assurance that we will ever achieve profitability or that a stream of revenues can be generated and sustained in the future.

Discontinued Operations.  Loss from discontinued operations for the years ended December 31, 2004 and 2003 totaled approximately ($3,549,000) or (108.9%) of net sales and ($2,061,000) or (38.4%) of net sales, respectively.

Discontinued Operations: Pro-forma.  The Company’s pro-forma net loss from operations for the years ended December 31, 2004 and 2003 totaled approximately ($10,442,000) or (320.6%) of net sales and ($7,379,000) or (41.5%) of net sales, respectively.  Net loss per share of common stock from pro-forma operations was ($0.74) and ($0.67) for the years ended December 31, 2004 and 2003, respectively.  Pro-forma net loss in 2004 includes approximately $35,000 in expenses related to the disposal of the discontinued operation and approximately $2,077,000 in contingent liability expenses.  In 2003, approximately $500,000 relates to permanent markdowns on inventory for the discontinued operation.

The pro-forma net loss for the years ended December 31, 2004 and 2003 for the subsidiary company operations totaled approximately ($4,108,000) and ($2,638,000) or (126.1%) and (14.8%) of net sales, respectively.  Of the total pro-forma net loss from subsidiary operations approximately ($1,472,000) and ($2,061,000), or (45.2%) and (11.6%) of net sales, are attributable to discontinued operations for the years ended December 31, 2004 and 2003, respectively.

Capital Resources and Liquidity

Assets.  Our current assets from continuing operations totaled approximately $453,000 and $686,000 at December 31, 2004 and 2003, respectively.  Total assets were approximately $4,401,000 and approximately $10,900,000 at December 31, 2004 and 2003, respectively and include approximately $308,000 and $5,599,000 of assets held for sale as a result of discontinued operations at December 31, 2004 and 2003, respectively.

At December 31, 2004, our assets from continuing operations consisted primarily of net patents and licenses totaling approximately $3,596,000, and net accounts receivable totaling approximately $138,000, and cash on hand of approximately $241,000.  At December 31, 2003, our assets from continuing operations consisted primarily of net patents and formulas totaling approximately $3,996,000, inventory of approximately $142,000, net accounts receivable totaling $406,000, excess of cost over fair value of net assets acquired totaling approximately $351,000, and cash on hand of $121,000.

Assets held for sale from discontinued operations totaled approximately $308,000 and 5,599,000 at December 31, 2004 and 2003, respectively.

Assets Held for Sale at December 31,

2004

2003

Amount

Amount

Cash

$

–

$

144,000

Accounts receivable, net

114,000

1,449,000

Inventory, net

31,000

2,444,000

Prepaid expenses

–

79,000

Fixed assets, net

163,000

1,342,000

Other assets

           –

141,000

Total assets held for sale

$

308,000

$

5,599,000

Liabilities and Working Capital.  Our current liabilities from continuing operations totaled approximately $2,721,000 and approximately $1,213,000 at December 31, 2004 and 2003, respectively.  This resulted in working capital deficit of approximately ($2,269,000) and approximately ($527,000) at December 31, 2004 and December 31, 2003, respectively.  Total liabilities were approximately $9,792,000 and approximately $9,922,000 at December 31, 2004 and 2003, respectively and include approximately $3,465,000 and approximately $5,019,000 of liabilities held for sale as a result of discontinued operations at December 31, 2004 and 2003, respectively.

Increases in current liabilities from continuing operations are significantly attributable to the convertible debenture obligation reclassifying from long term to current, payroll tax obligations, dividends payable and accrued expenses. Increases in long term liabilities from continuing operations were due to fair market value changes in the warrant liability and the sale of Series B Preferred Stock, which is to be settled in our registered common stock.

At December 31, 2004, our liabilities from continuing operations consisted primarily of accounts payable and accrued expenses totaling approximately $1,393,000, warrant liability of approximately $1,752,000, convertible preferred stock totaling $1,004,000, convertible debentures of $607,000, notes payable – including notes payable to shareholders – totaling $274,000, delinquent payroll taxes due of approximately $277,000 and dividends payable of approximately $170,000.

At December 31, 2003, our liabilities from continuing operations consisted primarily of accounts payable and accrued expenses totaling approximately $862,000, lines of credit totaling $209,000, warrant liability totaling $2,319,000, net Series A Convertible Preferred Stock totaling $735,000, convertible debentures, net totaling $512,000 and notes payable, including notes due shareholders, totaling $149,000.

Liabilities held for sale from discontinued operations totaled approximately $3,465,000 and $5,019,000 at December 31, 2004 and 2003 respectively.

Liabilities Held for Sale at December 31,

2004

2003

Amount

Amount

Account payable and

  accrued expenses

$

1,386,000

$

1,703,000

Line of credit

1,877,000

2,893,000

Notes payable

135,000

320,000

Capital leases payable

    67,000

   103,000

Total liabilities held for sale

$

3,465,000

$

5,019,000

Cash Requirements and Additional Funding

We generated financial growth primarily through cash flows provided by financing activities.  In 2004 and 2003, financing activities generated net cash of approximately $1,460,000 and $2,411,000, respectively.  Proceeds totaling approximately $1,546,000 were received during the year ended December 31, 2004 and were derived from the sale of our equity securities (preferred and common).  Cash flows used by financing activities were primarily payments issued on our lines of credit ($209,000), capital lease obligations ($3,000), and notes payable ($36,000).  Proceeds totaling approximately $2,926,000 were received during the year ended December 31, 2003 from the sale of our equity securities (preferred and common) and convertible debentures.  The Company also received approximately $259,000 from notes payable and lines of credit.  Cash flows used by financing activities were primarily payments issued on our lines of credit ($265,000), capital lease obligations ($19,000), and notes payable ($356,000).  Cash and cash equivalents increased by $119,000 to approximately $241,000 in 2004.

Convertible Debentures

In February 2003, we sold $300,000 of convertible debentures pursuant to a Securities Purchase Agreement to Brivis Investments, Ltd. (“Brivis”) and to Stranco Investments, Ltd. (“Stranco”).  Additionally, we issued 571,428 of Common Stock purchase warrants to the debenture holders.  Each warrant entitles the holder to purchase one share of Common Stock at an exercise price of $0.60.  The warrants expire in February 2008.  The debentures accrue interest at 12% per annum.  The unpaid principal and accrued interest is due on February 24, 2004.  The notes are collateralized by a second position in substantially all assets of the Company and 1,000,000 shares owned by the officers and major shareholders of the Company.  The debentures can be converted at $0.525.

Additionally, we granted 85,712 stock purchase warrants to two consultants unrelated to us for consulting services relating to the convertible debentures sold by the Company.  Each warrant entitles the holder to purchase one share of Common Stock at an exercise price of $0.60.  The warrants expire in February 2008.  The estimated value of the warrants totaled approximately $71,000 at the date of issuance.  The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions:  average risk-free interest of 2.82%; dividend yield of 0%; volatility factor of the expected market price of the Company’s Common Stock of 142%; and a term of five years.

We previously registered the shares of Common Stock underlying the convertible debentures and warrants issued to Brivis, Stranco, the consultants, 1,000,000 shares of Common Stock belonging to Messrs. Tannous and Glaser, pledged as collateral to the convertible debenture holders and 150,000 shares of Common Stock issued to a legal services firm for legal services.  Brivis and Stranco have assigned their rights to Cedar Crescent Holdings, Inc.

In May 2003 we sold one year, $500,000 12% convertible debentures pursuant to a Securities Purchase Agreement to Castlerigg Master Investments, Ltd. (“Castlerigg”), convertible into 588,235 shares of our Common Stock.  In addition we issued to Castlerigg 5 year warrants to purchase 588,235 shares of our Common Stock, exercisable at $1.25 per share.   In connection with the transaction, we issued identical warrants for 88,235 shares to Vestcom.  We also entered into a Registration Rights Agreement with Castlerigg pursuant to which we registered the Common Stock underlying the 12% debentures and the warrants.  The Registration Rights Agreement with Castlerigg prohibits us from registering any other shares for 90 days, as does the Registration Rights Agreement with Brivis and Stranco.  These Registration Rights provisions conflict with our obligation to register the shares underlying the Series A Convertible Preferred Stock and the warrants issued in connection with the Series A Convertible Preferred Stock.

In September 2004, the Company revalued the exercise price for the warrants issued to a debenture holder pursuant to a subsequent financing agreement. The revaluation changed the exercise price from the original $1.25 to $1.10.

Line of Credit

In February 2003, XCEL Healthcare, Inc. entered into a Loan and Security Agreement with a finance company for a maximum line of credit totaling $750,000.  Interest is due monthly on the outstanding balance at a rate of 3.75% above company’s reference rate.  The Loan Agreement expires in February 2006 and is secured by substantially all assets of XCEL.  The finance company will make advances on the loan agreement up to 75% of eligible accounts receivable.  The borrowings are guaranteed by Health Sciences Group and personally guaranteed by the majority stockholders of Health Sciences Group.  The credit line is limited as to use by XCEL. Intervened

XCEL must maintain the following financial ratio and covenant:

•

Minimum working capital ratio = .75 to 1

•

XCEL must be profitable

Additionally, we agreed to pay $37,500 and issue 30,000 stock purchase warrants to a consultant for services relating to the line of credit.  Each warrant entitles the holder to purchase one share of Common Stock at an exercise price of $0.95.  The warrants expire February 2008.

In December 2004, XCEL paid off the balance due the finance company and terminated the Loan and Security Agreement’s line of credit.

Private Placement – Series A Convertible Preferred Stock

In fall 2003, the Company completed a Private Placement offering to accredited investors for the sale 2,352,948 units of the Company’s Series A Convertible Preferred Stock (“Series A Preferred”) and one warrant to purchase one share of common stock at a purchase price of $0.85.  As a result, the Company issued 2,352,948 shares of its 5,000,000 authorized shares of preferred stock, which has a par value of $0.001.  The Series A Preferred stock converts into shares of the Company’s common stock at $0.85 per share on the earlier of 1) the request of the Holder; 2) three years from the closing date; or 3) if, after two years from the Closing Date, the Company’s common stock trades at a closing bid price greater than $4.00 for 20 consecutive days.  The Holders of the Series A Preferred stock are entitled to receive dividends at 8% per annum payable in cash or, at the Company’s sole discretion, in registered shares of the Company’s common stock, at the end of each calendar quarter and three years from the date of closing.  Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $1.10 per share.  The warrants expire three years from the date of closing.  This Private Placement was fully subscribed and the Company issued approximately 2,352,948 units, which generated net proceeds totaling approximately $1,663,000.

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

Securities Purchase Agreements

In February and March 2003, we entered into Securities Purchase Agreements providing for the sale of 224,546 units, comprised of 224,546 shares of the Company’s Common Stock and 224,546 Common Stock purchase warrants at $0.55 per unit.  The shares are restricted pursuant to Rule 144 of the Securities Act of 1933.  Each warrant entitles the holder to purchase one share of Common Stock at an exercise price of $1.00.  The warrants expire three years from the date of grant.  Proceeds from the sale of shares and warrants totaled $123,500.  We have agreed to register the shares of Common Stock included in the units and underlying the warrants.

In April 2003, we entered into Securities Purchase Agreements providing for the sale of 110,000 units, comprised of 110,000 shares of the Company’s Common Stock and 110,000 Common Stock purchase warrants at $0.90 per unit.  The shares are restricted pursuant to Rule 144 of the Securities Act of 1933.  Each warrant entitles the holder to purchase one share of Common Stock at an exercise price of $1.25.  The warrants expire three years from the date of grant.  Net proceeds from the sale of shares and warrants through April 8, 2003 totaled $93,600.  We have agreed to register the Common Stock included in the units and the warrants.

The Company entered into a Securities Purchase Agreement in September 2004, providing for the sale of 294,118 shares of common stock at a purchase price of $0.85 per share.  For each share purchased, the buyer also received one warrant.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.10 within five years from the date of grant.  This private placement was offered and sold only to accredited investors. All shares and warrants related to this transaction are restricted under Rule 144 and exempt from the registration provisions pursuant to the Securities Act of 1933.  This financing also includes a “Green Shoe” provision entitling the investors to purchase up to an additional $250,000 of common stock and attached warrant on the same terms for a period one hundred and twenty days following the effective date of closing.

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

In March 2005, we negotiated the sale of equity securities of up to $2,400,000.  We believe that cash on hand will be sufficient to meet our anticipated needs for working capital, capital expenditures and business development for the next twelve months.  Even with this financing, the failure to obtain future debt or equity financing could have a substantial adverse effect on our business and financial results, and we may need to delay the purchase of additional companies.  Although we have historically relied upon financing provided by our officers and directors to supplement operations, they are not legally obligated to provide the Company with any additional funding in the future.

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

The following table summarizes our contractual obligations from continuing operations at December 31, 2004:

Less Than

1 to 3

4 to 5

After

Contractual Obligation

Total

One Year

Years

Years

5 Years

Notes payable

$

111,000

$

111,000

$

–

$

–

$

–

Notes payable to shareholders

163,000

163,000

–

–

–

Operating leases

46,000

37,000

9,000

–

–

Convertible debentures

660,000

660,000

–

–

–

Employment contract – Glaser

190,000

190,000

–

–

–

Employment contract – Tannous

   190,000

   190,000

      –

      –

      –

Total contractual cash obligations

$

1,370,000

$

1,361,000

$

9,000

$

      –

$

      –

The operating leases for our offices and warehouse and employment contracts are expected to be paid either with cash generated from operations or from financing activities.  The repayment of principal on the long-term debt will either be paid by cash generated from operations or from financing activities.  The convertible debentures are expected to be converted into shares of our common stock pursuant to the agreements, resulting in additional issuances of our common stock.  In 2004, cash used for operating activities totaled ($1,550,000) while cash generated from financing activities totaled $1,460,000.  In 2003, cash used for operating activities totaled ($2,445,000) while cash generated from financing activities totaled $2,411,000.

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

Subsequent Events

QBI Auction

In January 2005, the inventory and fixed assets of the Company’s subsidiary, Quality Botanical Ingredients, were sold at auction.  The net proceeds received, approximately $194,000, were applied to a line of credit balance due to La Salle Business Credit, LLC.

QBI Accounts Receivable Collection

From January 1 through February 28, 2005, an accounts receivable collection agency, working on behalf of La Salle Business Credit, LLC, collected approximately $114,000 of outstanding receivables of Quality Botanical Ingredients that were applied to a line of credit balance due to La Salle.

Conversion of Debentures

In February 2005, Cedar Crescent converted the remaining $245,000 of the original $300,000 note payable into 445,454 shares of the Company’s common stock.  No expense was recognized as all discounts have been amortized.

In March 2005, Castlerigg converted $100,000 of the original $500,000 note payable into 117,647 shares of the Company’s common stock.  As a result, approximately $9,000 of unamortized discount relating to the portion converted was expensed at the date of conversion and is included in interest expense.

Acquisition of Open Cell Biotechnologies, Inc.

In February 2005, the Company acquired Open Cell Biotechnologies, Inc. (OCBI), a wholly-owned subsidiary of UTEK Corporation in a tax-free stock-for-stock exchange.  OCBI holds a license to a patented technology known as Edible Sponges.  The Company issued 822,845 unregistered shares of its common stock valued at approximately $955,000, based on the fair market value of the Company’s common stock at the date of issuance, to UTEK Corporation in exchange for 100% of the issued and outstanding shares of capital stock of OCBI.  The shares issued in the exchange are restricted and may only be resold pursuant to the requirements of the Securities Act of 1933.  The amount of consideration was determined by arms-length negotiations between the parties and the exchange was consummated in accordance with applicable law. Upon acquisition of OCBI the Company performed the significance test under Item 310 (c)(2)(iii) of Regulation S-B and determined the transaction to be immaterial.

Shares Issued for Dividends, Interest and Penalties

In January 2005, the Company issued 54,545 shares of common stock in lieu of cash for interest due to the debenture holders.

In February 2005, the Company issued 611,762 shares of common stock in lieu of cash for dividends and penalties due to holders of the Company’s Series A Preferred Stock.  This distribution satisfied approximately $360,000 of accrued penalties and $139,000 of dividends payable on the books as of December 31, 2004.

Shares Issued for Services

In January 2005, the Company issued 8,750 shares of its common stock to a consultant in lieu of cash for marketing and advertising services.  The value of the shares totaled approximately $7,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In January 2005, the Company issued 31,400 shares of its common stock to a consultant in lieu of cash for investor relationship management services.  The value of the shares totaled approximately $27,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In January 2005, the Company issued 25,000 shares of its common stock to an employee as a bonus for work performed in 2004 and 35,000 shares of its common stock to the same employee in lieu of salary for the first quarter of 2005.  The value of the shares totaled approximately $45,000 and was determined based on the fair market value of the Company’s common stock at the date of grant.

In February 2005, the Company issued 60,000 shares of its common stock to a law corporation in lieu of cash for legal services previously provided.  The value of the shares totaled approximately $50,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In February 2005, the Company issued 100,000 shares of its common stock to a business development firm for services.  The value of the shares totaled approximately $83,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In February 2005, the Company issued 5,882 shares of its common stock to a consultant in lieu of cash for marketing and advertising services.  The value of the shares totaled approximately $7,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In March 2005, the Company issued 7,400 shares of its common stock to a law corporation in lieu of cash for legal services provided.  The value of the shares totaled approximately $10,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In March 2005, the Company issued 16,596 shares of its common stock to a business development firm in lieu of cash for services provided.  The value of the shares totaled approximately $21,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In April 2005, the Company issued 8,000 shares of its common stock to a law corporation in lieu of cash for legal services provided.  The value of the shares totaled approximately $10,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In April 2005, the Company issued 5,600 shares of its common stock to a consultant in lieu of cash for marketing and advertising services.  The value of the shares totaled approximately $7,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

Shares Issued to Officers

In April 2005, the Company issued 120,000 and 110,000 shares to Messrs. Tannous and Glaser respectively for salary and vacation compensation accrued during 2004. The value of the shares totaled approximately $92,000 and $85,000, respectively, and was based on the fair value of the Company’s stock on the day the Board authorized the grant.

Shares Issued upon Conversion of Series A Preferred Stock

In February 2005, the Company issued 352,942 shares of common stock upon conversion request made by holders on the Company’s Series A Convertible Preferred Stock.

In March 2005, the Company issued 162,000 shares of common stock upon a conversion request made by holders on the Company’s Series A Convertible Preferred Stock.

Options Exercised

In February 2005, the Company issued 550,000 shares of common stock to two individuals upon the exercise of stock options with an exercise price of $0.60 per share.  Proceeds to the Company from the option exercise totaled approximately $330,000.

In March 2005, the Company issued 83,334 shares of common stock to an individual upon the exercise of stock options with exercise price of $0.60 per share.  Proceeds to the Company from the option exercise totaled approximately $50,000.

In March 2005, the Company issued 50,000 shares of common stock to an individual upon the exercise of stock options with exercise price of $1.00 per share.  Proceeds to the Company from the option exercise totaled approximately $50,000.

In March 2005, the Company issued 85,000 shares of common stock to a consulting firm upon a cashless exercise of stock options with an exercise price of $1.50 per share.

In March 2005, the Company issued 50,000 shares of common stock to an individual upon the exercise of stock options with an exercise price of $1.00 per share.  Proceeds to the Company from the option exercise totaled approximately $50,000.

Settlement with Legal Counsel

In March 2005, the Company reached a settlement with a vendor that reduces the Company’s year-end accounts payable obligation from approximately $207,000 to $50,000 for services performed in 2004.  The relief of this obligation is been recognized in accounts payable and accrued expenses herein these consolidated financial statements.

Repayment of Loan to Shareholders

In March 2005, the Company’s subsidiary, XCEL Medical Pharmacy, paid approximately $106,000 to a shareholder to satisfy an outstanding note payable.

In March 2005, the Company repaid approximately $115,000 to shareholders for loans made to the Company throughout 2004 and the first quarter of 2005.

Securities Sold

In February 2005, pursuant to an additional investment right related to a Securities Purchase Agreement dated September 2004, the investor exercised that right providing for the sale of 294,118 shares of common stock at a purchase price of $0.85 per share for approximately $250,000.  For each share purchased, the investor also received one warrant entitling the holder to purchase one share of common stock at an exercise price of $1.10 within five years from the date of grant.  A commission of 29,411 shares of common stock and 44,118 stock purchase warrants was issued to a firm that provided transaction related services.  This private placement was offered and sold only to accredited investors.  All shares and warrants related to this transaction are restricted under Rule 144 and exempt from the registration provisions pursuant to the Securities Act of 1933.

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

Equity Line Increased

In February 2005, the Company modified its existing Equity Line Agreement and increased the maximum funds available from $5,000,000 to $7,500,000 by issuing the original accredited investor 205,882 shares of common stock and 205,882 stock purchase warrants.  The Company also issued 30,882 stock purchase warrants to a firm as commissions for services related to the transaction.  The value of the shares issued totaled approximately $175,000 and was determined based on the fair market value of the Company’s common stock at the date of issuance.  Each warrant enables the investor to purchase one share of common stock at $1.10 per share, and expires five years from the transaction date.

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

Release of personal guarantees

In March 2005, the Company's counsel received a letter from counsel of two former shareholders of XCEL that have outstanding personal guarantees of an XCEL debt of approximately $111,000 (which bears interest at 11% per annum). The shareholders, per the 2001 purchase agreement for XCEL, demanded that their personal guarantees of such debt be released and replaced by the guarantees of the Company (and Messrs. Tannous and Glaser). The Company and Messrs. Tannous and Glaser have denied such request on various grounds including estoppel (i.e., that such shareholders did nothing for 3 years are now estopped from seeking enforcement) and other grounds.

Private Placement – Series C Convertible Preferred Stock

In March 2005, the Company has authorized the sale of up to 5,000 units of a Series C convertible preferred stock which has a par value of $0.001 per share and a face value of $1,000 per unit.  The Series C Preferred shall be convertible into common stock at the fixed conversion price of $1.10 per share.  Investors received common stock purchase warrants in an amount equal to 50% of the number of common shares underlying the Series C Preferred based on the fixed conversion price.  The warrants have a term of five years and an exercise price equal to $1.60.  Voting rights are equal to the common stock into which the Series C Preferred is convertible. The Company received net proceeds of approximately $2,745,000 after commissions, legal and placement fees.

Holders of the Series C Preferred stock are entitled to receive dividends at 8% per annum at the end of each calendar quarter and three years from the date of closing payable in cash or, at the Company’s sole discretion, in registered shares of the Company’s common stock at ninety-three percent of the average of the twenty day daily VWAP prior to payment.

The Series C Preferred stock has a term of 36 months and shall convert into shares of the Company’s common stock at the earlier of either the request of the Holder at the purchase price per unit, or in twenty-four equal monthly payments beginning in the twelfth month from closing, ending in the thirty-sixth month from closing, for all unconverted Series C Preferred.  At the option of the Company the amortization shall be paid in either cash or common stock at ninety-three percent of the average of the twenty day daily VWAP prior to payment.

For a period beginning on the effectiveness of the registration statement and for 90 days thereafter, the investors shall have the right to make an additional investment equal to 50% of the original amount purchased at the purchase price.  Upon the exercise of shares in the additional investment right, the investors shall receive an additional warrant with the same terms and conditions as the warrant issued in the offering.

Appointment of New Member to the Board of Directors

On February 18, 2005, the Company appointed Mr. Sid L. Anderson to its Board of Directors, effective immediately.  Mr. Anderson is a consultant to corporations on financial and strategic business matters.  Mr. Anderson previously practiced law as a Partner with the law firm of Pray, Walker, Jackman, Williamson & Marlar where he specialized in securities law, taxation and mergers and acquisitions.  Formerly, he was manager in the tax department of Peat Marwick, Mitchell & Co., currently KPMG, in Tulsa, Oklahoma.  As an independent board member, Mr. Anderson does have the requisite public company background and experience to be considered an “audit committee financial expert” as defined by the Securities and Exchange Commission and is expected to serve on the Board’s audit committee.

Recently Issued Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51.”  This interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  In December 2003, the FASB revised FASB Interpretation No. 46 (“FIN 46R”), which allowed companies with certain types of variable interest entities to defer implementation until March 31, 2004.  The Company does not expect the adoption of this pronouncement to have a material impact to the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The guidance should be applied prospectively.  The Company does not expect the adoption of SFAS No. 149 to have a material impact on its consolidated financial position, results of operations or stockholders’ equity.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 clarifies the accounting treatment for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company does not expect the adoption of SFAS No. 150 to have a material impact on its consolidated financial position, results of operations or stockholders’ equity.

In December 2003, the FASB issued Summary of Statement No. 132 (revised 2003), “Employer’s Disclosures about Pensions and Other Post Retirement Benefits – an amendment to FASB Statements No. 87, 88, and 106.”   This statement revises employers’ disclosures about pension plans and other postretirement benefit plans.  However, it does not change the measurement or recognition of those plans as required by FASB Statements No. 87, “Employers’ Accounting for Pensions”, No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”  This statement requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost.  This statement also calls for certain information to be disclosed in financial statements for interim period.  The disclosures required by this statement are effective for year ending after December 15, 2003.  The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial position or results of operations.

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

In January 2004, the FASB issued FASB Staff Position No. FAS 106-1 (“FSP 106-1”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (the “Act”).  FSP 106-1 addresses the accounting impact of the Act, which was signed into law on December 8, 2003.  Among other features, the Act introduces a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  Companies sponsoring affected postretirement benefit plans may elect to defer recognition of the impact of the Act until (1) final FASB guidance on accounting for the federal subsidy provision of the Act is issued, or (2) a significant event calling for re-measurement of a plan’s assets and obligations occurs.  FSP 106-1 is effective for interim or annual financial statements of years ending after December 7, 2003.  The adoption of this accounting interpretation is not expected to have a material impact on the Company’s consolidated financial statements.

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

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. . The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (“SFAS 152).  The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.  This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged  The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position, as the Company doe not engage in these sorts of transactions.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.”  The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004 the Financial Accounting Standards Board issued two FASB Staff Positions – FSP FAS 109-1, Application of FASB Statement 109 “Accounting for Income Taxes” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.  Neither of these affected the Company as it does not participate in the related activities.

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

Item 7.   Consolidated Financial Statements

Our audited consolidated financial statements required by Item 310(a) of Regulation S-B, together with the Report of Independent Registered Public Accounting firm of Stonefield Josephson, Inc. for years ended 2004 and 2003, begin on page F-1 hereof.

Item 8.   Changes in and Disagreements with Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 8a.   Controls and Procedures

Our Chief Executive Officer, President, and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company.  The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.  The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and believe that the Company’s disclosure controls and procedures are effective based on the required evaluation.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the name, age, position, and the start date of each director and executive officer of Health Sciences Group, Inc. and its subsidiaries at December 31, 2004.  There are no other persons who can be classified as a promoter or controlling person of the Company.

Position

Name

Age

Title

Held Since

Fred E. Tannous

38

Co-chairman of the Board, Chief Executive

  Officer, and Treasurer

2000

Bill Glaser

38

Co-chairman of the Board, President, and Secretary

2000

John Park

44

President and Chief Executive Officer, XCEL

  Healthcare, Inc. and BioSelect Innovations, Inc.

2003

Dr. Daniel I. Gelber

53

Director of Research & Development,

  BioSelect Innovations, Inc.

2001

William T. Walker, Jr.

73

Director

2003

Health Sciences Group, Inc.

Fred E. Tannous has been Co-chairman, Chief Executive Officer, and Treasurer, of Health Sciences Group since October 2000.  Previously, Mr. Tannous was employed at DIRECTV, Inc. where he was involved in various capacities including valuing, structuring, and executing strategic investments.  Prior to joining DIRECTV, a wholly owned subsidiary of Hughes Electronics Corporation, Mr. Tannous was with the corporate treasury organization of Hughes where he assisted in conducting valuations and effectuating financing transactions for the company’s satellite and network communication units.  From February 1996 to May 1999, Mr. Tannous served as Treasurer and Chief Financial Officer of Colorado Casino Resorts, Inc., a gaming and lodging concern with operations in Colorado.  In addition to overseeing the company’s finance and accounting operations, he was accountable for all corporate finance and treasury activities.  Previously, as principal of his own consulting firm, Mr. Tannous consulted to several start-up ventures in various industries where he was instrumental in developing business plans, advising on business strategy and capital structure, and arranging venture financings.  Mr. Tannous received an MBA in finance and accounting from the University of Chicago Graduate School of Business.  He also holds a Masters and Bachelors degree in Electrical Engineering from the University of Southern California.

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

William T. Walker, Jr. is a Director.  Mr. Walker was appointed to the company’s Board of Directors in May, 2003, and is the founder of Walker Associates, a corporate finance consulting firm that acts as advisor to corporations and investment banks, and has served in that capacity since 1985.  Prior to starting Walker Associates, he was Executive Vice President and Managing Director of Investment Banking for Bateman Eichler, Hill Richards, a regional West Coast NYSE investment banking firm, where he directed its merger into the Kemper Insurance Group.  Mr. Walker currently chairs the board of SupraLife International and its subsidiaries, and serves as a director of King Thomason Group, Stone Mountain Financial Systems, Digid Technologies and Desert Health Products, Inc.  He has served as a board member of the Securities Industry Association, a Governor of the Pacific Coast Stock Exchange, a member of the American Stock Exchange Advisory Committee, President of the Bond Club of Los Angeles, and Chairman of the California District Securities Industry Association.  Mr. Walker graduated from Stanford University and served in the United States Air Force.

XCEL Healthcare, Inc.

Mr. John Park has served as the President and Chief Executive Officer of XCEL Healthcare and BioSelect Innovations, Inc. since October 2003.  From 1994 to 2003, Mr. Park served as Director of Operations for BioMed Corporation, a developer, manufacturer and distribution of unique OTC pharmaceutical and cosmeceutical products and medical devices.  During his nine-year tenure there, he was responsible for supervising the engineering and development of proprietary technologies and obtaining FDA, ISO and GMP compliance, marketing and distribution of the finished products.  From 1987 to 1994, he was an executive at Texas Instruments, where he was responsible for integrating and positioning its semiconductor business.  Previously, he worked for Exxon Chemicals in quality assurance.  Mr. Park holds an MBA degree from Houston Baptist University, and was awarded undergraduate and graduate degrees in Materials Sciences from Rice University.  As of March 18, 2005, Mr. Park was no longer employed by the Company.

BioSelect Innovations, Inc.

Dr. Daniel I. Gelber has served as Director of Research and Development for BioSelect Innovations since July 1996 where he manages product development initiatives and oversees the company’s specialty compounding efforts.  Earlier, Dr. Gelber was Pharmacist Specialist at NMC Homecare, Inc.  Previously, he held several management positions in other segments of the industry, including radiopharmacy, nutritional support, manufacturing, operations and TPN.  Dr. Gelber is a member of several industry associations including the American Pharmaceutical Association, American Nutraceutical Association, and International Academy of Integrated Medicine.  As a recognized leader in his field, Dr. Gelber is frequently asked to participate in educational endeavors for prominent institutions.  Dr. Gelber earned a Doctor of Pharmacy from the University of Southern California.  He also holds a Bachelor of Science degree in Bacteriology from University of California, Los Angeles.  As of March 18, 2005, Dr. Gelber was no longer retained by the Company.

Steven Antebi.  In August 2003 we entered into a Consulting Agreement with Mr. Steven Antebi.  Mr. Antebi is currently president of Novante Communications, with which he has been associated with since 1993.  He is primarily involved in asset-backed lending and equity investments.  Previously, he ran Maple Technology Ventures, The Maple Fund and Maple Partners.  From 1973 to 1991, Mr. Antebi was Managing Director at Bear Stearns’ Los Angeles office.  He is currently a director of The Holman Group, and Clientsoft, and sits on the board of Cedars Sinai Hospital.  Pursuant to the Consulting Agreement, Mr. Antebi will provide advice to the Company about financial and related matters and has agreed, subject to our obtaining Directors’ and Officers’ insurance, to become at our request a Director or Chairman of the Board of Directors.  Compensation to Mr. Antebi will be in the form of Warrants to his corporation, Blue & Gold Enterprises LLC, for up to 2,000,000 shares of common stock, of which 500,000 are vested, the balance exercisable upon attaining certain performance benchmarks, at exercise prices ranging from $1.25 to $2.75 per share, and are callable at $.01 per share within 90 days of vesting upon the occurrence of certain events.  Mr. Antebi has invested $250,000 in our Series A Convertible Preferred Stock.

Spencer Trask Ventures, Inc.  In August 2003 we entered into a Consulting Agreement with Spencer Trask whereby Spencer Trask will, apart from acting as the Introducing Agent in connection with our Series A Convertible Preferred Private Placement, for a two-year period, consult with and advise the Company with respect to financial planning, corporate organization and structure, financial matters in connection with the operation of the business of the Company, private and public equity and debt financing, acquisitions, mergers and other similar business combinations, management and directors, and our overall progress, needs and financial condition. In connection with these advisory services, we agreed to issue to Spencer Trask 500,000 shares of Common Stock, which shares will not vest and be saleable until after the earlier of a) one year, b) the date the average closing bid price for the Common Stock has been $3.00 or more (subject to adjustment to reflect stock splits, stock dividends and the like) for ten (10) consecutive trading days, or c) two months after the date the Company’s shares of Common Stock are first traded on the American Stock Exchange or the NASDAQ SmallCap Market; vesting of the shares will then be at the rate of 25% per calendar quarter.

Directors

Directors are elected annually and hold office until the annual meeting of the shareholders of Health Sciences and until the successors are elected and qualified.  There are no family relationships among Health Sciences’ officers and directors.  Directors of Health Sciences may receive compensation as determined by Health Sciences from time to time by vote of the Board of Directors.  Such compensation might be in the form of stock options.  Health Sciences may reimburse directors for expenses incurred in attending meetings of the Board of Directors.

While we have not established an Audit Committee at the present time, the entire Board of Directors acts as the Audit Committee until such time that an Audit Committee is formed and financial expert is elected.  The Board of Directors adopted a Code of Ethics on July 10, 2003.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

We do not have any class of securities registered pursuant to Section 12 of the Exchange Act and therefore our directors, officers and 10% stockholders are not subject to Section 16(a) of the Securities Exchange Act of 1934.

Item 10.   Executive Compensation

The following table sets forth, for the years ended December 31, 2004 and 2003, the compensation paid or accrued by the Company to its below named officers:

SUMMARY COMPENSATION TABLE

Annual Compensation

Awards

Restricted

Securities

Name and

Other Annual

Stock

Underlying

All Other

Principal Position

Year

Salary($)

Bonus($)

Compensation

Awards($)

Options/SARs

Compensation

Fred E. Tannous

12/31/04

$190,000

--

--

--

1,000,000

--

CEO, Treasurer

12/31/03

$190,000

--

--

$150,000

--

--

Health Sciences Group, Inc.

Bill Glaser

12/31/04

$190,000

--

--

--

1,000,000

--

President, Secretary

12/31/03

$190,000

--

--

$150,000

--

--

Health Sciences Group, Inc.

John Park(1)

12/31/04

$125,000

--

--

--

100,000

--

President & CEO

12/31/03

$22,115

--

--

--

--

--

XCEL Healthcare, Inc.

Daniel I. Gelber(2)

12/31/04

$     --

--

--

--

--

--

Director of R&D

12/31/03

$137,500

--

--

--

--

--

BioSelect Innovations, Inc.

Joseph R. Schortz(3)

12/31/04

$

--

--

--

--

--

President & CEO

12/31/03

$160,880

--

--

--

--

--

Quality Botanical Ingredients, Inc.

(1)

As of March 18, 2005, Mr. Park was no longer employed with the Company.

(2)

Since January 1, 2004, Dr. Gelber was retained as a consultant on a part-time basis with the Company.  As of March 18, 2005, Dr. Gelber was no longer retained by the Company.

(3)

As of March 17, 2004, Mr. Schortz was no longer employed with the Company.

The table below sets forth information concerning the exercise of options during 2004 along with the aggregate 2004 year-end option holdings of the below named officers of the Company:

AGGREGATED OPTION EXERCISES IN 2004 AND YEAR END OPTION VALUES

COMMON STOCK

Number of securities

Value of unexercised

underlying options at

in-the-money

Shares Acquired

Value

December 31, 2004

options at

Name

on Exercise

Realized

Exercisable/Unexercisable

December 31, 2004

Fred E. Tannous

--

--

1,350,000/0

$127,500

Bill Glaser

--

--

1,350,000/0

$127,500

Executive Compensation

The Company has employment agreements, nondisclosure/non-competition agreements and severance agreements with the following executive officers:

Health Sciences Group, Inc.

Fred E. Tannous.  Pursuant to an Employment Agreement, which became effective January 1, 2002, and is scheduled for expiration on December 31, 2005, Mr. Tannous has served and continues to serve as Health Sciences’ Chief Executive Officer and Treasurer.  The Agreement provides that Mr. Tannous is to receive an annual salary of not less than $190,000, subject to increases at the discretion of the company's Board of Directors.  During year 2004, Mr. Tannous has accepted deferred payment of such compensation.  Mr. Tannous is also entitled to participate in the Health Sciences’ annual bonus, incentive, stock and other benefit programs generally available to executive officers of the Company.  The agreement also provides for (i) reasonable access to the Company's accountants for personal financial planning, (ii) an automobile allowance, (iii) reimbursement of certain other expenses and (iv) an indemnification of Mr. Tannous on an after-tax basis in the event he incurs an excise tax under Section 4999 of the Internal Revenue Code.

Bill Glaser.  Pursuant to an Employment Agreement, which became effective January 1, 2002, and is scheduled for expiration on December 31, 2005, Mr. Glaser has served and continues to serve as Health Sciences’ President and Secretary.   The Agreement provides that Mr. Glaser is to receive an annual salary of not less than $190,000, subject to increases at the discretion of the company's Board of Directors.  During year 2004, Mr. Glaser has accepted deferred payment of such compensation.  Mr. Glaser is also entitled to participate in the Health Sciences’ annual bonus, incentive, stock and other benefit programs generally available to executive officers of the Company.  The agreement also provides for (i) reasonable access to the Company's accountants for personal financial planning, (ii) an automobile allowance, (iii) reimbursement of certain other expenses and (iv) an indemnification of Mr. Glaser on an after-tax basis in the event he incurs an excise tax under Section 4999 of the Internal Revenue Code.

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

In 2004, the Company terminated Mr. Engel’s contract. In November 2004, an attorney for Jacob Engel, wrote a letter to the Company alleging that Health Sciences Group, Inc. failed to pay Mr. Engel his salary since January 1, 2004 at the rate of $150,000 per annum and wrongfully terminated his participation in the Company’s health insurance coverage leaving him uninsured for three months during which he incurred medical expenses which would have been covered and compelling his acceptance, with a reservation of rights of COBRA coverage for which he has been obliged to pay premiums since September 2004.  The letter stated that in the event cure is not fully effected by December 5, 2004, Mr. Engel will terminate his Employment Agreement for Good Reason pursuant to the Employment Agreement.  The letter further stated that unless the defaults are fully cured prior to December 5, 2004, in addition to all unpaid base salary since January 1, 2004 through the date of termination and the reimbursement of COBRA payments made by Mr. Engel, the

Company will be obligated to pay Mr. Engel one year of his base salary and all accrued vacation pay and to restore Mr. Engel to coverage under the health insurance plan.  The letter further stated that in addition, Mr. Engel is entitled to have his rights in his stock options until December 5, 2005 and that Mr. Engel is owed $18,000 for legal expenses; has a claim for breach of the agreement between him and the Company by which he agreed to accept shares of the Company’s stock in lieu of $100,000 of his 2003 salary and has a claim for the automobile allowance of $350 per month which the Company agreed to provide him.

The Company does not agree with the allegations made and is prepared to vigorously assert its position.

Quality Botanical Ingredients, Inc.

Joe R. Schortz, CPA.  Pursuant to an Employment Agreement, which became effective January 1, 2003, and is scheduled for expiration on December 31, 2005.  Mr. Schortz has served and continues to serve as President and Chief Executive Officer for Quality Botanical Ingredients.  The Agreement provides that Mr. Schortz is to receive an annual salary of not less than $150,000 plus incentive compensation equal to two percent (2%) of QBI’s net pre-tax operating income during the year.  Mr. Schortz is also party to a Non-Competition and Confidentiality Agreement with QBI.  Mr. Schortz is also entitled to receive other benefit programs generally available to executive officers.  As of March 17, 2004, Mr. Schortz is no longer employed with the Company and his Employment Agreement is cancelled.

XCEL Healthcare, Inc.

Ronald A. Gustilo.  Pursuant to an Employment Agreement, which became effective December 14, 2001, and is scheduled for expiration on December 31, 2004, Mr. Gustilo has served and continues to serve as Director of Operations for XCEL Healthcare, Inc.  The Agreement provides that Mr. Gustilo is to receive an annual salary of not less than $85,000, subject to increases by 10% per annum based on the combined gross revenues earned by XCEL and BioSelect in a year increasing by at least 30% over the prior year.  Mr. Gustilo is also entitled to receive an annual bonus, incentive, stock and other benefit programs subject to achievement of key pre-determined milestones tied to annual growth rates in revenues and net income.  Mr. Gustilo is party to Confidentiality and Non-Competition Agreement and with XCEL and BioSelect.  As of January 23, 2004, Mr. Gustilo is no longer employed with the Company and his Employment Agreement is cancelled.

BioSelect Innovations, Inc.

Dr. Daniel I. Gelber.  Pursuant to an Employment Agreement, which became effective December 14, 2001, and is scheduled for expiration on December 31, 2004, Dr. Gelber has served and continues to serve as Director of Research and Development for BioSelect Innovations, Inc.  The Agreement provides that Dr. Gelber is to receive an annual salary of not less than $125,000, subject to increases by 10% per annum based on the combined gross revenues earned by XCEL and BioSelect in a year increasing by at least 30% over the prior year.  Dr. Gelber is also entitled to receive an annual bonus, incentive, stock and other benefit programs subject to achievement of key pre-determined milestones tied to annual growth rates in revenues and net income.  Dr. Gelber is party to Confidentiality and Non-Competition Agreement and with XCEL and BioSelect.  As of January 1, 2004, Dr. Gelber’s Employment Agreement was cancelled and he was retained as a consultant on a part-time basis.  As of March 18, 2005, Dr. Gelber was no longer employed by the Company.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information concerning common stock ownership by beneficial owners of five percent or more of our common stock and each of our officers and directors and our officers and directors as a group:

Name and Address

Amount of

Percent of

Title of Class

of Beneficial Owner

Beneficial Ownership (1)

Class

Common

UTEK Corporation

$0.001 par value

202 South Wheeler Street

3,282,845

(2)

14.69%

Plant City, FL 33563

Common

Fred E. Tannous

$0.001 par value

6080 Center Drive, 6th Floor

2,955,397

(3)

12.47%

Los Angeles, CA 90045

Common

Bill Glaser

$0.001 par value

6080 Center Drive, 6th Floor

2,954,678

(3)

12.47%

Los Angeles, CA 90045

Common

William J. Ritger

$0.001 par value

623 Ocean Avenue

1,791,185

(4)

7.79%

Sea Girt, NJ 08750

Common

Castlerigg Master Investments, Ltd.

$0.001 par value

c/o Sandell Asset Management

1,664,706

(5)

7.05%

40 W. 57th Street

New York, NY 10019

Common

Vestcap International Management, Ltd.

$0.001 par value

30 Rockefeller Plaza, Suite 900

1,655,764

(6)

7.13%

New York, NY 10020

Common

Alpha Capital

$0.001 par value

c/o LH Financial Services Corp.

1,352,952

(7)

5.71%

160 Central Park South, Suite 2701

New York, NY 10019

Common

Cedar Crescent Holdings, Ltd.

$0.001 par value

30 Rockefeller Plaza, Suite 900

1,214,209

(8)

5.23%

New York, NY 10020

Common

Spencer Trask Ventures, LLC

$0.001 par value

535 Madison Avenue, 18th Floor

1,191,177

(9)

5.12%

New York, NY 10022

Common

John Park

$0.001 par value

6080 Center Drive, 6th Floor

100,000

(10)

.44%

Los Angeles, CA 90045

Common

William T. Walker, Jr.

$0.001 par value

6080 Center Drive, 6th Floor

75,000

(11)

0.33%

Los Angeles, CA 90045

Common

Daniel I. Gelber

$0.001 par value

6080 Center Drive, 6th Floor

0

.

0

Los Angeles, CA 90045

Common

All officers and directors

6,085,075

27.01%

$0.001 par value

as a group (five persons)

Common

Total shares issued and outstanding

22,344,466

(1)

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.  Each beneficial owner’s percentage ownership is determined by assuming that options or warrants that are held by such person and which are exercisable within 60 days of the date of this report have been exercised.  However, the options or warrants are not treated as outstanding for the purposes of computing the percentage of any other person.  The calculation is based on 22,344,466 shares of common stock outstanding, not counting options or warrants, except with respect to a holder of such options or warrants.  As to such holder, his percentage assumes that the shares underlying his options and warrants have been exercised and are added to the base of 22,344,466 shares of common stock outstanding for the purpose of calculations his percentage, and not of any other persons in the table.

(2)

UTEK Corporation’s beneficial ownership presented consists of 100,000 shares of common stock issued as compensation for a one year consulting agreement plus 1,160,000 shares of common stock as a fee for facilitating the acquisition of Polymann Technologies, Inc., 1,200,000 shares of common stock as a fee for facilitating the acquisition of Apple Peel Technologies, Inc. from Cornell University, and 822,845 shares of common stock as a fee for facilitating the acquisition of Open Cell Biotechnologies, Inc. from the Hebrew University of Jerusalem.

(3)

Includes options to purchase 500,000 shares at the exercise price of $0.85 per share and 850,000 shares at the exercise price of $0.55 per share, exercisable within 60 days.

(4)

Mr. Ritger’s beneficial ownership presented includes 122,760 shares held in the name of The Research Works, 127,273 shares held in the name of Seaside Partners, LP and 6,944 shares held in the name of his son, Michael Ritger.  Also included in Mr. Ritger’s beneficial ownership are warrants to purchase 644,057 shares at exercise price of $0.90, exercisable within 60 days.

(5)

Castlerigg’s beneficial ownership presented includes 370,588 shares of common stock upon the conversion of, plus 117,647 shares of common stock from the conversion of, the 8% Convertible Debentures, 294,118 shares of common stock from purchased in a private placement, and financing warrant to purchase 588,235 shares of common stock at the exercise price of $1.10 per share and another financing warrant to purchase 294,118 shares of common stock at the exercise price of $1.10 per share, both exercisable within 60 days.

(6)

Vestcap’s beneficial ownership presented includes 572,000 shares of common stock issued as compensation for the establishment of  $5 million equity lines; 205,882 shares of common stock from the conversion of the 8% Convertible Debentures, a financing warrant to purchase 1,252,941 shares at the exercise price of $1.10 per share, exercisable within 60 days.

(7)

Alpha Capital’s beneficial ownership presented includes 676,476 shares of common stock upon the conversion of the Series B Convertible Preferred Stock and financing warrants to purchase 338,238 shares of common stock at the exercise price of $1.25 per share and 338,238 shares of common stock at the exercise price of $1.50 per share, both exercisable within 60 days. .

(8)

Cedar Crescent’s beneficial ownership presented includes 54,545 shares of common stock issued in lieu of cash for dividend and penalties on the 8% Convertible Debenture, 294,118 shares of common stock from purchased in a private placement, and financing warrants to purchase 571,428 shares of common stock at the exercise price of $0.60 per share and 294,118 shares of common stock at the exercise price of $1.10 per share, both exercisable within 60 days.

(9)

Spencer Trask’s beneficial ownership presented includes 250,000 shares of common stock issued as compensation for consulting services, a financing commission warrants to purchase 470,588 shares at the exercise price of $0.85 per share and 470,589 shares of common stock at the exercise price of $1.10 per share, both warrants exercisable within 60 days.

(10)

Options to purchase up to 100,000 shares at the exercise price of $1.25 per share, exercisable within 60 days.

(11)

Mr. Walker’s beneficial ownership includes options to purchase 50,000 shares at the exercise price of $1.25 per share and 25,000 shares at the exercise price of $0.85, exercisable within 60 days.

Item 12.   Certain Relationships and Related Transactions

With the acquisition of QBI on February 25, 2003, effective January 1, 2003, the Company assumed the lease on QBI’s 53,000 square foot warehouse and processing facility located in South Plainfield, New Jersey.  The term of the lease is twenty five years starting on May 1, 1997.  The lessor is MRA Associates, LLC, a New Jersey limited liability company, a third of which is beneficially owned by Joseph R. Schortz, the former President and Chief Executive Officer of QBI.  The Company holds an option to purchase the property from MRA Associates for $2,250,000.  The option expires in five years.

Item 13.   Exhibits

a.

Exhibits

The exhibits required to be filed by Item 601 of Regulation S-B are incorporated herein by reference to the Exhibit Index of this report.

Item 14.   Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Stonefield Josephson, Inc. for the audit of the Company’s annual financial statements for years 2004 and 2003, for reviews of the financial statements included in the Company’s quarterly reports on Form 10-QSB for years 2004 and 2003, respectively and fees billed for other services rendered by Stonefield Josephson, Inc.  Additionally, included in the 2003 total is approximately $14,000 of fees billed by Amper, Politziner & Mattia P.C. for its review of the Company’s Registration Statement on Form SB-2, which included the balance sheet of QBI at December 31, 2001, the date that was audited by Amper, Politziner & Mattia.

2004

2003

Audit fees

$

140,000

$

115,000

Audit related fees

16,000

29,000

Tax fees

11,000

8,000

All other fees

   5,000

          –

$

172,000

$

152,000

Audit related fees represent the review of the Company’s Registration Statements on Form SB-2.

All fees described above were pre-approved by the Company’s Audit Committee.

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

2.4.1(15)

QBI Amendments, September 26, 2003

2.4.2(15)

QBI Amendments, March 10 2004

3.1(1)

Articles of Incorporation

3.2(1)

By-laws

3.3(1)

Amendment to the Articles of Incorporation of iGoHealthy.com

3.4.1(13)

Certificate of Designation, Series A Convertible Preferred Stock

3.4.2(15)

Certificate of Designation, Series B Convertible Preferred Stock

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

5.1(2)

Opinion Letter issued by Vanderkam & Sanders

5.1(3)

Opinion and consent of Vanderkam & Sanders re: the legality of the shares being registered

5.1(15)

Opinion and consent of Koff, Corn & Berger P.C. re: the legality of the shares being registered

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

10.25(13)

Common Stock Purchase Warrant, Form of, for Series A Convertible Preferred Stock Offering

10.26(13)

Indemnity Agreement, August 1, 2003 with Jacob Engel, Fred Tannous, Bill Glaser and William T. Walker

10.27(14)

Series B Convertible Preferred Stock Purchase Agreement, April 21, 2004

10.28(14)

Registration Rights Agreement pertaining to Series B Stock, April 21, 2004

10.29(14)

Form of Series B warrant pertaining to Series B Stock

10.30(14)

Form of Series C warrant pertaining to Series B Stock

10.31(14)

Form of Series D warrant pertaining to Series B Stock

10.32(14)

Form of Series E warrant pertaining to Series B Stock

10.33(14)

Forbearance Agreement with LaSalle Business Credit, LLC, March 11, 2004

10.34(15)

Acquisition of Polymann Technologies, Inc. dated October 25, 2004 between Health Sciences Group, Inc. and UTEK Corporation

10.35(15)

Acquisition of Apple Peel Technologies, Inc. dated November 22, 2004 between Health Sciences Group, Inc. and UTEK Corporation

10.36(15)

Stock Purchase Agreement between Health Sciences Group, Inc. and Castlerigg Master Investments, Ltd. dated September 14, 2004

10.37(15)

Stock Purchase Warrant for 117,647 shares, Castlerigg Master Investments, Ltd. dated September 14, 2004

10.38(15)

Registration Rights Agreement between Health Sciences Group, Inc. and Castlerigg Master Investments, Ltd. dated September 14, 2004

10.39(15)

Stock Purchase Warrant for 17,647 shares, Vestcom, Ltd. dated September 14, 2004

10.40(15)

Equity Line Purchase Agreement between Health Sciences Group, Inc. and Vestcap International Management, Ltd. dated September 27, 2004

10.41(15)

Stock Purchase Warrant for 672,000 shares, Vestcap International Management, Ltd. dated September 27, 2004

10.42(15)

Registration Rights Agreement between Health Sciences Group, Inc. and Vestcap International Management, Ltd. dated September 27, 2004

10.43*

Series C Convertible Preferred Stock Purchase Agreement, March 15, 2005

10.44*

Registration Rights Agreement for Series C Convertible Preferred Stock, March 15, 2005

10.45*

Form of Common Stock Purchase Warrant for Series C Convertible Preferred Stock, March 15, 2005

16.1(6)

Letter from Singer Lewak Greenbaum and Goldstein, LLP, dated October 31, 2001, to the Securities and Exchange Commission

16.1(8)

Recession Agreement between Health Sciences Group and International Pharmaceutical Group, LLC, dated April 6, 2002

16.2(8)

Letter of Resignation from the Board of Directors of Health Sciences Group, Inc. by Harbinder Singh Brach dated April 6, 2002

21.1(12)

XCEL Healthcare, Inc., a California corporation

21.1(12)

BioSelect Innovations, Inc., a Nevada corporation

21.1(12)

Quality Botanical Ingredients, Inc., a Delaware corporation

23.1(1)

Consent of Singer Lewak Greenbaum & Goldstein LLP, Certified Public Accountants

23.1(2)

Consent of Singer Lewak Greenbaum & Goldstein LLP, Certified Public Accountants

23.1(3)

Consent of Singer Lewak Greenbaum & Goldstein, LLP

23.1(9)

Consent of Stonefield Josephson, Inc., Certified Public Accountants

23.1*

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

(11)

Filed as an exhibit to our Annual Report on Form 10-KSB, for year ended December 31, 2002, filed on April 16, 2003, and herein incorporated by reference.

(12)

Filed as an exhibit to our Registration Statement on Form SB-2 filed on May 20, 2003 (File No. 333-105407) and herein incorporated by reference.

(13)

Filed as an exhibit to our Registration Statement (pre-effective Amendment No. 1) on Form SB-2 filed on October 16, 2003 (File No. 333-105407) and herein incorporated by reference.

(14)

Filed as an exhibit to our Registration Statement (pre-effective Amendment No. 1) on Form SB-2 filed on May 24, 2004 (File No. 333-111851) and herein incorporated by reference.

(15)

Filed as an exhibit to our Registration Statement (pre-effective Amendment No. 4) on Form SB-2 filed on December 30, 2004 (File No. 333-111851) and herein incorporated by reference.

*

Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the issuer has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized this 15th day of April, 2005.

Health Sciences Group, Inc.

By:

/s/ Fred E. Tannous

Fred E. Tannous

Chief Executive Officer,

Principal Financial Officer, and Co-chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the issuer in the capacities and on the dates indicated.

April 15, 2005

By:

/s/ Fred E. Tannous

Fred E. Tannous

Chief Executive Officer,

Principal Financial Officer, and Co-chairman

April 15, 2005

By:

/s/ Bill Glaser

Bill Glaser

President, Secretary, and Co-chairman

April 15, 2005

By:

/s/ Duke Best

Duke Best

Controller

April 15, 2005

By:

/s/ William T. Walker, Jr.

William T. Walker, Jr.

Director

HEALTH SCIENCES GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

F-2 – F-3

Consolidated Statements of Operations

F-4

Consolidated Statements of Stockholders' Equity (Deficit)

F-5 – F-9

Consolidated Statements of Cash Flows

F-10 – F-11

Notes to Consolidated Financial Statements

F-12 – F-53

Financial Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Health Sciences Group, Inc. and Subsidiaries

Los Angeles, California

We have audited the accompanying consolidated balance sheets of Health Sciences Group, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and other comprehensive loss, stockholders’ equity and cash flows for the two year period ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Sciences Group, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their consolidated operations and their consolidated cash flows for the two year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company’s net loss and negative working capital raise substantial doubt about its ability to continue as a going concern.  Management's plans concerning these matters are also discussed in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  STONEFIELD JOSEPHSON, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California

April 15, 2005

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

December 31,

2004

2003

ASSETS

Current assets:

  Cash and cash equivalents

$

240,532

$

121,077

  Accounts receivable, net of provision for uncollectible

    accounts and contractual allowances of $5,590 and $63,536, respectively

137,929

405,777

  Inventory

63,866

142,432

  Prepaid expenses

10,280

16,833

452,607

686,119

Assets of discontinued operations held for sale

308,142

5,599,291

            Total current assets

760,749

6,285,410

Machinery, furniture and equipment, net of accumulated depreciation and amortization

31,142

73,924

Loan fees, net of accumulated amortization

13,843

194,428

Excess of cost over fair value of net assets acquired

–

350,546

Intangible assets, net of accumulated amortization

3,595,539

3,995,713

            Total non-current assets

3,640,524

4,614,611

$

4,401,273

$

10,900,021

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

  Accounts payable and accrued expenses

$

825,930

$

757,516

  Accrued payroll liabilities

207,466

101,153

  Accrued penalties due preferred stockholders

360,000

–

  Line of credit

–

208,577

  Current maturities of notes payable

111,147

23,178

  Convertible debentures payable, net of unamortized discount of $53,332

606,668

–

  Obligations under capitalized leases

–

2,774

  Delinquent payroll tax liability, including penalties and interest

277,166

98,307

  Loans payable, stockholders

163,050

1,800

  Dividends payable

  169,876

    19,362

2,721,303

1,212,667

Liabilities of discontinued operations held for sale

3,464,597

5,018,856

           Total current liabilities

6,185,900

6,231,523

Convertible debentures payable, net of unamortized discount

    of $217,794

–

512,206

Notes payable, less current maturities

–

123,900

Warrant liability

2,602,539

2,319,169

Series A convertible preferred stock, net of unamortized

    discount of $539,277 and $869,203, respectively

855,383

734,835

Series B convertible preferred stock, net of unamortized discount of $355,892

148,603

            –

            Total non-current liabilities

3,606,525

3,690,110

            Total liabilities

9,792,425

9,921,633

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

December 31,

2004

2003

Stockholders’ equity (deficit):

  Common stock; $0.001 par value, 50,000,000 shares

    authorized, 18,206,094 and 12,839,277 shares issued and

    outstanding at December 31, 2004 and 2003, respectively

$

18,206

$

12,839

  Additional paid-in capital

18,003,840

14,006,960

  Cost of treasury shares

(52,500)

(52,500)

  Prepaid compensation expense

(444,692)

(515,170)

  Accumulated deficit

(22,916,006)

(12,473,741)

          Total stockholders’ equity (deficit)

(5,391,152)

    978,388

$

 4,401,273

$

10,900,021

The accompanying notes are an integral part of the consolidated financial statements.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE LOSS

Year ended

Year ended

December 31, 2004

December 31, 2003

Sales, net

$

3,257,337

$

5,365,079

Cost of goods sold

2,846,026

4,366,600

Gross profit

   411,311

   998,479

Selling, general and administrative expenses:

  Salary expense

866,200

1,590,584

  Professional, legal and accounting expenses

2,812,981

1,722,206

  Depreciation and amortization

481,559

541,379

  Research and development

6,521

49,594

  Other selling, general and administrative expenses

1,293,797

898,012

Total selling, general and administrative expenses

5,461,058

4,801,775

Loss from operations before impairment of intangible assets

(5,049,747)

(3,803,296)

Impairment of intangible assets

1,885,024

              –

Loss from operations

(6,934,771)

(3,803,296)

Other income (expense):

Interest expense recorded as amortization of discounts

  on convertible debentures

(171,091)

(582,206)

Interest expense recorded as amortization of discounts

  on convertible preferred stock

(386,524)

(121,945)

Interest expense on all other obligations

(190,234)

(179,743)

Change in fair value of warrant liability

746,667

(677,763)

Other income

      42,500

      6,681

Total other income (expense)

      41,318

(1,554,976)

Loss from continuing operations before

  provision for income taxes

(6,893,453)

(5,358,272)

Provision for income taxes

             –

              –

Loss from continuing operations

(6,893,453)

(5,358,272)

Discontinued operations (Note 3);

Loss from discontinued operations

(2,076,815)

–

Loss from operations of Quality Botanical Ingredients

        (including loss on disposal of $34,508)

(1,471,997)

(2,060,790)

Net Loss

(10,442,265)

(7,419,062)

Preferred dividends

   (507,392)

(1,028,214)

Net loss attributable to common shareholders

$

(10,949,657)

$

(8,447,276)

Net loss per share available to

  common shareholders - basic and diluted

$

         (0.78)

$

       (0.76)

Weighted average common shares

  outstanding - basic and diluted

14,125,035

11,101,217

The accompanying notes are an integral part of the consolidated financial statements.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

Additional

Cost of

Prepaid

Other

Total

Common stock

paid-in

treasury

compensation

comprehensive

Accumulated

stockholders'

Shares

Amount

capital

shares

expense

loss

deficit

equity

Balance at January 1, 2003

9,264,183

9,264

9,577,932

–

–

(3,087)

(5,054,679)

4,529,430

Stock purchase warrants exercised for

  cash

126,286

126

135,394

–

–

–

–

135,520

Issuance of common stock in exchange

  for certain assets and the assumption

  of certain liabilities of AAA Health

  Products, Inc.

1,100,000

1,100

889,900

–

–

–

–

891,000

Issuance of common stock

  for services

624,384

624

563,508

–

–

–

–

564,132

Issuance of common stock in advance

  of service provided

615,000

615

544,860

–

(545,475)

–

–

–

Amortization of value of common stock

  issued in advance of service provided

–

–

–

–

173,725

–

–

173,725

Return of common stock issued for

  services and retained in treasury

–

–

–

(52,500)

–

–

–

(52,500)

Issuance of common stock in

  exchange for note payable

40,000

40

25,160

–

–

–

–

25,200

Issuance of common stock pursuant

  to a settlement agreement

51,705

52

31,705

–

–

–

–

31,757

Debentures converted into shares of

  common stock

100,000

100

69,900

–

–

–

–

70,000

Issuance of common stock to debenture

  holders as penalties

19,636

20

30,416

–

–

–

–

30,436

The accompanying notes are an integral part of the consolidated financial statements.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

Additional

Cost of

Prepaid

Other

Total

Common stock

paid-in

treasury

compensation

comprehensive

Accumulated

stockholders'

Shares

Amount

capital

shares

expense

loss

deficit

equity

Issuance of common stock for cash

472,413

472

326,681

–

–

–

–

327,153

Issuance of common stock to Series A

  convertible preferred stockholders

  as penalties

95,987

96

129,486

–

–

–

–

129,582

Issuance of common stock to Series A

  convertible preferred stockholders

  as dividends

29,683

30

39,970

–

–

–

–

40,000

Issuance of common stock to officers

  of the Company for services

300,000

300

299,700

–

–

–

–

300,000

Dividends earned on Series A Preferred

  Stock issued

–

–

(1,068,214)

–

–

–

–

(1,068,214)

Value of discount attributable to the

  beneficial conversion feature from

  the sale of Series A Preferred Stock

–

–

1,008,852

–

–

–

–

1,008,852

Stock options issued in advance of services

  provided

–

–

75,336

–

(75,336)

–

–

–

Amortization of value of stock options issued

  in advance of service provided

–

–

–

–

67,447

–

–

67,447

Common stock purchase warrants issued

  in exchange for services

–

–

705,387

–

–

–

–

705,387

Common stock purchase warrants issued in

  advance of services provided

–

–

304,913

–

(304,913)

–

–

–

The accompanying notes are an integral part of the consolidated financial statements.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

Additional

Cost of

Prepaid

Other

Total

Common stock

paid-in

treasury

compensation

comprehensive

Accumulated

stockholders'

Shares

Amount

capital

shares

expense

loss

deficit

equity

Amortization of value of common stock

  purchase warrants issued in advance

  of services

–

–

–

–

169,382

–

–

169,382

Value of common stock purchase

  warrants issued in connection

  with a line of credit

–

–

24,056

–

–

–

–

24,056

Net value of common stock purchase warrants

  issued in connection with convertible debentures

–

–

292,018

–

–

–

–

292,018

Realized loss on sale of marketable securities

–

–

–

–

–

3,087

–

3,087

Net loss

              –

        –

              –

         –

            –

       –

 (7,419,062)

(7,419,062)

Balance at December 31, 2003

12,839,277

12,839

14,006,960

(52,500)

(515,170)

–

(12,473,741)

978,388

Amortization of common stock issued in

  advance of services

–

–

–

–

407,170

–

–

407,170

Amortization of common stock options

  issued in advance of service

–

–

–

–

148,207

–

–

148,207

Conversion of debentures to common stock

100,000

100

69,900

–

–

–

–

70,000

Issuance of common stock as equity line

  commitment fee

572,000

572

514,228

–

–

–

–

514,800

The accompanying notes are an integral part of the consolidated financial statements.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

Additional

Cost of

Prepaid

Other

Total

Common stock

paid-in

treasury

compensation

comprehensive

Accumulated

stockholders'

Shares

Amount

capital

shares

expense

loss

deficit

equity

Issuance of common stock for

  acquisitions

2,360,000

2,360

1,601,640

–

–

–

–

1,604,000

Issuance of common stock for cash

294,118

294

214,706

–

–

–

–

215,000

Issuance of common stock for loan

  inducements

35,000

35

23,215

–

–

–

–

23,250

Issuance of common stock for services

1,129,703

1,130

697,473

–

(312,500)

–

–

386,103

Issuance of common stock to debenture

  holder for interest

136,043

136

162,603

–

–

–

–

162,739

Issuance of common stock to

  Series A convertible preferred

  stockholders upon conversion

58,824

59

49,941

–

–

–

–

50,000

Issuance of common stock to

  Series A convertible preferred

  stockholders as dividends

33,333

33

39,966

–

–

–

–

39,999

Issuance of common stock to

  Series A convertible preferred

  stockholders as interest

33,333

34

39,966

–

–

–

–

40,000

Issuance of common stock to

  Series A convertible preferred

  stockholders as penalties

141,175

141

169,269

–

–

–

–

169,410

Issuance of warrants as equity line

  commitment fee to be amortized

–

–

(1,015,388)

–

–

–

–

(1,015,388)

The accompanying notes are an integral part of the consolidated financial statements.

 HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

Additional

Cost of

Prepaid

Other

Total

Common stock

paid-in

treasury

compensation

comprehensive

Accumulated

stockholders'

Shares

Amount

capital

shares

expense

loss

deficit

equity

Issuance of warrants for services

–

–

1,190,570

–

(172,399)

–

–

1,018,171

Options and warrants exercised for cash

994,722

996

702,951

–

–

–

–

703,947

Return of common stock previously issued

(521,434)

(523)

(445,482)

–

–

–

–

(446,005)

Revaluation of warrants issued to

  debenture holders

–

–

6,629

–

–

–

–

6,629

Warrants issued with common stock

–

–

(116,965)

–

–

–

–

(116,965)

Dividends earned on Series B Preferred

  Stock issued due to BCF

–

–

(337,516)

–

–

–

–

(337,516)

Value of discount attributable to the

  beneficial conversion feature from

  the sale of Series B Preferred Stock

–

–

337,516

–

–

–

–

337,516

Warrants issued with Series B Preferred

  Stock, classified as a liability

–

–

91,658

–

–

–

–

91,658

Net loss

             –

        –

             –

         –

           –

       –

(10,442,265)

(10,442,265)

Balance at December 31, 2004

18,206,094

$

18,206

$

18,003,840

$

(52,500)

$

(444,692)

$

       –

$

(22,916,006)

$

(5,391,152)

The accompanying notes are an integral part of the consolidated financial statements.

 HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended

Year ended

December 31, 2004

December 31, 2003

Cash flows provided by (used for) operating activities:

  Net loss

$

(10,442,265)

$

(7,419,062)

  Adjustments to reconcile net loss to net cash

    provided by (used for) operating activities:

      Depreciation and amortization

481,559

541,378

      Amortization of discount on debentures

171,091

582,206

      Amortization of common stock issued in advance of services

407,170

173,726

      Amortization of options and warrants issued in advance of services

148,207

257,403

      Amortization of discount on preferred stock issued

386,524

121,945

      Amortization of note payable discount

–

15,718

      Provision for contractual allowance and uncollectible accounts

75,348

86,003

      Impairment of intangible assets

1,885,024

–

      Change in fair value of warrant liability

(746,667)

677,763

      Issuance of commons stock options and warrants for services

1,018,171

746,128

      Issuance of common stock for services

386,103

423,536

      Issuance of common stock to officers as compensation

–

300,000

      Issuance of common stock to preferred shareholders as penalties

169,410

129,582

      Issuance of common stock as settlement expense

–

31,757

      Issuance of common stock to debenture holders as penalties

–

30,436

      Issuance of common stock to debenture holders as interest

162,739

–

      Issuance of common stock to preferred shareholders as interest

40,000

–

      Issuance of common stock for loan inducements

23,250

3,200

      Cancellation of common stock

(446,005)

–

      Realized loss on sale of investment in securities

–

3,319

  Changes in assets and liabilities:

    (Increase) decrease in assets:

      Accounts receivable

192,500

75,267

      Inventory

78,566

14,521

      Prepaid expenses

6,553

72,117

      Assets of discontinued operations held for sale

5,293,061

(7,036,120)

    Increase (decrease) in liabilities:

      Accounts payable and accrued expenses

535,185

(155,335)

      Delinquent payroll tax liability

178,859

95,435

      Liabilities of discontinued operations held for sale

(1,554,818)

7,650,164

          Net cash used for operating activities

(1,550,435)

(2,578,913)

Cash flows provided by (used for) investing activities:

  Purchase of furniture and equipment

(2,808)

(14,660)

  Cash acquired through subsidiary acquisition

    212,500

               –

          Net cash provide by (used for) investing activities

    209,692

    (14,660)

The accompanying notes are an integral part of the consolidated financial statements.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Year ended

Year ended

December 31, 2004

December 31, 2003

Cash flows provided by (used for) financing activities:

  Payments for loan fees

–

(265,066)

  Payments on notes payable

(35,931)

(355,684)

  Proceeds from line of credit

–

135,427

  Payments on line of credit

(208,577)

–

  Payments on capital lease obligations

(2,774)

(19,025)

  Proceeds from the issuance of common stock

215,000

327,147

  Proceeds from the issuance of preferred stock

627,283

1,663,400

  Proceeds from stockholders

161,250

–

  Proceeds from notes payable

–

123,900

  Proceeds from convertible debentures

–

800,000

  Proceeds from the exercise of warrants and options

  703,947

   135,526

          Net cash provided by financing activities

1,460,198

2,545,625

Net increase (decrease) in cash

119,455

(47,948)

Cash, beginning of year

  121,077

   169,025

Cash, end of year

$

  240,532

$

   121,077

Supplemental disclosure of cash flow information:

  Interest paid

$

    58,471

$

   289,867

  Income taxes paid

$

            –

$

             –

Supplemental disclosure of non-cash investing and financing activities:

  Additional discount on debenture warrants due to revaluation

$

      6,629

$

             –

  Adjustment to subsidiary purchase price through share return

$

 370,804

$

             –

  Debentures converted into common stock

$

   70,000

$

70,000

  Note payable converted to common stock

$

           –

$

25,200

  Value of common stock issued for AAA Health Products, Inc.

$

           –

$

891,000

  Value of warrants and beneficial conversion feature issued to debenture holders

$

           –

$

800,000

  Value of warrants issued as loan fees

$

           –

$

167,685

  Value of common stock issued to preferred shareholders as

    dividends

$

           –

$

40,000

  Value of warrants issued for services related to preferred stock offering

$

   91,658

$

             –

  Value of warrants and beneficial conversion feature issued to series B preferred stockholders

$

750,000

$

             –

The accompanying notes are an integral part of the consolidated financial statements.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

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

On February 25, 2003, effective January 1, 2003, the Company completed its acquisition of Quality Botanical Ingredients, Inc. pursuant to an Asset Purchase Agreement for approximately $1.5 million.  Quality Botanical Ingredients is a manufacturer and contract processor of bulk botanical materials and nutritional ingredients supplied to buyers in various industries including pharmaceutical, nutraceutical and cosmetics.  In October 2004, the Company’s Board of Directors elected to discontinue the subsidiary’s operations (See Note 3).

On October 20, 2004, the Board of Directors of the Company elected to discontinue operations of its wholly-owned subsidiary, QBI (Note 3).  The Company, through the secured lender, engaged professional service firms to facilitate the liquidation of QBI’s inventory and fixed assets and to collect QBI’s outstanding accounts receivable. Proceeds from the sale of such assets will be used to repay QBI’s creditors for outstanding obligations.  The Company is a guarantor of the obligations of QBI pursuant to a Continuing Unconditional Corporate Guaranty dated as of February 21, 2003.  Management believes the Company’s continuing operations will not be adversely affected by this action.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The audited consolidated financial statements have been prepared by Health Sciences Group, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, XCEL Healthcare, Inc. (“XCEL”) and BioSelect Innovations, Inc. (“BioSelect”), and Quality Botanical Ingredients, Inc. (“QBI”) which is listed as Assets held for disposal, liabilities held for disposal, and discontinued operations.  All material inter-company accounts have been eliminated in consolidation.

Classes of Stock

The Company’s Articles of Incorporation, as amended, authorized the issuance of up to 55,000,000 shares of stock, consisting of 5,000,000 shares of Convertible Preferred Voting and Non-voting Equity stock and 50,000,000 shares of common stock, which have a par value of $0.001.

Convertible Preferred Stock

Convertible Preferred Voting and Non-voting Equity stock will have par terms, preferences and conversion features as determined by the Board of Directors at the time of the issuance of any such shares.  In July 2003, the Board of Directors executed and filed a Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock with the State of Colorado, which authorized the issuance of 2,352,948 shares of Series A convertible preferred stock (Note 16).  In April 2004, the Board of Directors executed and filed a Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock with the State of Colorado, which authorized the issuance of 130 units of Series B convertible preferred stock (Note 16).  Each unit is convertible into 29,412 shares of common stock.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has, in the last two years; realized financial losses, negative cash flows from operations and negative working capital.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  These results are significantly attributable to the results of operations from the Company’s QBI subsidiary that incurred net losses of approximately 82.5% and 78.1% of the Company’s total subsidiary net loss and 46.0% and 27.8% of the consolidated net loss for the periods ended December 31, 2004 and 2003, respectively.

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

In September 2004, the Company received Form 668(y)(c) Notice of Federal Tax Lien from the Internal Revenue Service (IRS) giving notice that taxes (including penalties and interest) in the amount of $106,576 have been assessed against the Company for delinquent payroll taxes and that there is a lien in favor of the United States on all property and rights to property belonging to the Company for the amount due. As of December 31, 2004, the Company owes approximately $277,000 in delinquent payroll taxes. In February 2005, the Company remitted approximately $150,000 to the IRS to be applied to the balance due and the lien was released.  Management is currently working with the IRS to expeditiously resolve this matter.

In the first three months of 2005, management plans to take, or has taken, the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

•

The Company has raised approximately $2,985,000 from the sale of common and preferred stock. In addition, the Company has received approximately $512,000 from the exercise of options and warrants.

•

The Company has secured an equity line agreement with an investment group whereupon through the sale of equity, under defined criterion, the Company has access to funds, up to $7,500,000.

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

•

Management will acquire the assets of Swiss Research, Inc. in the second quarter of 2005.  Swiss Research markets and sells branded nutraceutical products addressing major wellness categories, including weight management, arthritis support, cholesterol reduction and diabetes management.  This acquisition will enable the Company to take advantage of Swiss’s existing product and distribution channels to improve the Company’s results from operations.

Comprehensive Income

The Company has no components of Other Comprehensive Income (Loss), and accordingly no Statement of Comprehensive Income (Loss) has been included in the accompanying consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  The Company’s significant estimates include the contractual allowance on accounts receivable and life and estimated value of intangible assets for recoverability.  Actual results could differ from those estimates.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Reclassification

Certain amounts from the year ended December 31, 2003 have been reclassified to correspond to the year ended December 31, 2004.

Cash and Cash Equivalents

Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased.

Concentration

The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits.  The Company has not experienced any losses in such account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable arising from the Company’s normal business activities.

XCEL obtains payments from various insurance payors.  Prior to shipment, XCEL obtains documentation and authorization from the appropriate sources to ensure payment will be received.  If the claim is denied by the insurance payor as a non-covered item, the patient is responsible for the charge.  Substantially all of XCEL’s accounts receivable is due from two governmental agencies, Medi-Cal and Medicare.  Included in accounts receivable is approximately $116,000 and $327,000 due from these two agencies at December 31, 2004 and 2003, respectively.

Inventory

Inventory consists of pharmaceutical and over-the-counter medications.  Inventory is stated at the lower of cost or market.  Costs for pharmaceutical and over-the-counter products generally being determined on a first in, first out basis. Pharmaceutical and over-the-counter medications, which have expired, are returned for credit or refund at amounts that approximate the purchase price.  As a result, the Company has no obsolete inventory related to its pharmaceutical and over-the-counter medications.

Machinery, Furniture and Equipment

Machinery, furniture, equipment and leasehold improvements are stated at cost.  Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Estimated useful

life (in years)

Building leasehold improvements

10

Machinery and equipment

5 – 10

Furniture and fixtures

5 – 10

Computer software and systems

3 – 5

Vehicles

5

Leasehold improvements are amortized on the straight-line method over the term of the lease or estimated useful life, whichever is shorter.  Expenditures for maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loan Fees

Loan fees are capitalized and are amortized using the effective interest rate method over the life of the loans (1 – 3 years). Accumulated amortization totaled approximately $271,000 and $250,000 at December 31, 2004 and 2003, respectively.  During 2004, the Company pre-paid an outstanding loan and fully amortized the remaining unamortized capitalized loan fees of approximately $62,000 and removed the approximate $160,000 loan and the accumulated amortization from the books.  Amortization expense totaled approximately $181,000 and $245,000 for the years ended December 31, 2004 and 2003, respectively.

Excess of Cost Over Fair Value of Net Assets Acquired

Excess of cost over fair value of net tangible assets acquired arising from the acquisition of XCEL and BioSelect was first attributed to patents, formulas, agreements not-to-compete and website development based upon their estimated fair value at the date of acquisition.  These intangible assets are being amortized over their estimated useful lives, which range from 3-19 years.  Excess of cost over fair value of net assets acquired will be reviewed for impairment pursuant to the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142.

The Company accounts for its intangible assets under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”.  In accordance with SFAS No. 142, intangible assets with a definite life are accounted for impairment under SFAS No. 144 and intangible assets with indefinite life are accounted for impairment under SFAS No. 142.  In accordance with SFAS No. 142, goodwill, or the excess of cost over fair value of net assets acquired, is no longer amortized but is tested for impairment using a fair value approach at the “reporting unit” level.  A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level.  The Company recognizes an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value.  The Company uses discounted cash flows to establish fair values.  When available and as appropriate, comparative market multiples to corroborate discounted cash flow results is used.  When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology.  The Company has applied the guidelines of SFAS 142 in its accounting treatment of its intangible assets (See Note 9).

Intangible and Long-Lived Assets

In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets”, which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provision of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business.   This statement also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be impaired.  SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.  SFAS No. 144 also establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used.  The Company has applied the guidelines of SFAS 144 in its accounting treatment of its subsidiaries, notably QBI (See Note 3).

Revenue Recognition

Net sales are recorded when products are delivered to the customer.  The revenue recognition criteria are completed prior to shipment.

XCEL’s net sales are recorded at its established rates on an accrual basis, net of the provision for contractual allowances when pharmaceutical products are shipped.  A valid prescription and authorization for payment must be received by XCEL for the customer prior to shipment, representing the contract between the customer’s insurance company and XCEL.  On the date the product is shipped, the insurance payor is billed for the sale as the service has been provided to the customer and, at which point, collectibility is assured.  Contractual allowances include differences between established billing rates and amounts estimated by management as reimbursable from third-party payors and others for products shipped.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development Costs

Research and development costs consist of expenditures for the research and development of patents and new products, which cannot be capitalized. Research and development costs totaled approximately $7,000 and $50,000 for the years ended December 31, 2004 and 2003, respectively.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising costs totaled approximately $8,000 and $0 for the years ended December 31, 2004 and 2003, respectively.

Shipping and Handling Costs

The Company expenses shipping and handling costs as incurred and includes the expense in selling, general and administrative expenses.  Shipping and handling costs totaled approximately $10,000 for the years ended December 31, 2004 and 2003.

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

Net Loss Per Share

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share.  Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At December 31, 2004 and 2003, the outstanding number of potentially dilutive common shares totaled approximately 1,636,000 and 1,256,000, respectively.  However, as the Company has net losses, their effect is anti-dilutive and has not been included in the diluted weighted average earnings per share as shown on the Consolidated Statements of Operations.

Pro Forma Information for Stock Options Issued to Employees

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered.  The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation.  The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.  The Company uses the fair value method for options granted to non-employees.  If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company’ net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 2004 and 2003:

December 31, 2004

December 31, 2003

Net loss attributable to common

  shareholders, as reported

$

(10,949,657)

$

(8,447,276)

Stock compensation calculated under APB 25

–

–

Stock compensation calculated under SFAS 123

     (877,512)

(478,867)

Pro forma net loss attributable to

  common shareholders

$

(11,827,169)

$

(8,926,143)

Net loss per share available to common

  shareholders – basic and diluted

     As reported

$

        (0.78)

$

       (0.76)

     Pro forma

$

        (0.84)

$

       (0.80)

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Pro Forma Information for Stock Options Issued to Employees, Continued

Pro forma information using the Black-Scholes method at the date of grant is based on the following assumptions:  average risk free interest rate of 4.0% for 2004 and 2.1% for 2003; dividend yield of 0.0% for each of the years 2004 and 2003; average volatility factor of the expected market price of the Company’s common stock of 122.8% for 2004 and 133.6% for 2003; and an expected life of the options of 8.9 and 3.0 years for 2004 and 2003 respectively.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51.”  This interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  In December 2003, the FASB revised FASB Interpretation No. 46 (“FIN 46R”), which allowed companies with certain types of variable interest entities to defer implementation until March 31, 2004.  The Company does not expect the adoption of this pronouncement to have a material impact to the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The guidance should be applied prospectively.  The Company does not expect the adoption of SFAS No. 149 to have a material impact on its consolidated financial position, results of operations or stockholders’ equity.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 clarifies the accounting treatment for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company does not expect the adoption of SFAS No. 150 to have a material impact on its consolidated financial position, results of operations or stockholders’ equity.

In December 2003, the FASB issued Summary of Statement No. 132 (revised 2003), “Employer’s Disclosures about Pensions and Other Post Retirement Benefits – an amendment to FASB Statements No. 87, 88, and 106.”   This statement revises employers’ disclosures about pension plans and other postretirement benefit plans.  However, it does not change the measurement or recognition of those plans as required by FASB Statements No. 87, “Employers’ Accounting for Pensions”, No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”  This statement requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost.  This statement also calls for certain information to be disclosed in financial statements for interim period.  The disclosures required by this statement are effective for year ending after December 15, 2003.  The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial position or results of operations.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements, Continued

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

In January 2004, the FASB issued FASB Staff Position No. FAS 106-1 (“FSP 106-1”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernation Act of 2003,” (the “Act”). FSP 106-1 addresses the accounting impact of the Act, which was signed into law on December 8, 2003.  Among other features, the Act introduces a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  Companies sponsoring affected postretirement benefit plans may elect to defer recognition of the impact of the Act until (1) final FASB guidance on accounting for the federal subsidy provision of the Act is issued, or (2) a significant event calling for remeasurement of a plan’s assets and obligations occurs.  FSP 106-1 is effective for interim or annual financial statements of years ending after December 7, 2003.  The adoption of this accounting interpretation is not expected to have a material impact on the Company’s consolidated financial statements.

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

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. . The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (“SFAS 152)  The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged  The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position as the Company does not engage in these sorts of transactions.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements, Continued

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.”The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes that the impact will be significant to the Company's overall results of operations or financial position.

In December 2004 the Financial Accounting Standards Board issued two FASB Staff Positions – FSP FAS 109-1, Application of FASB Statement 109 “Accounting for Income Taxes” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.  Neither of these affected the Company as it does not participate in the related activities.

NOTE 3 – DISCONTINUED OPERATIONS

In October 2004, the Company discontinued the operations of its subsidiary Quality Botanical Ingredients (QBI). QBI was acquired in 2003, as outlined below, to produce botanical raw ingredients for the nutrition and functional food industries. The Company has reclassified its financial statements to segregate the revenues (direct costs and expenses), assets, liabilities and cash flows of the discontinued operations.  The net operating results, net assets, net liabilities, and net cash flows of this entity have been reported as “Discontinued operations,” “Assets of discontinued operations held for sale,” “Liabilities of discontinued operations held for sale,” “Changes in assets of discontinued operations held for sale” and Changes in liabilities of discontinued operations held for sale.”

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 3 – DISCONTINUED OPERATIONS (CONTINUED)

Acquisition Background

On February 25, 2003, effective January 1, 2003, the Company formed a new subsidiary, Quality Botanical Ingredients, Inc., a Delaware corporation that purchased substantially all assets and assumed certain liabilities of Quality Botanical Ingredients, Inc., a New Jersey corporation (now known as AAA Health Products, Inc.)  (“AAA”) pursuant to an Asset Purchase Agreement (the “Agreement”) for approximately $1.5 million.  Included in the purchase price was the issuance of 1,200,000 shares of the Company’s common stock, which includes 433,333 shares placed in an escrow account and 200,000 shares issued to consultants for services provided to the Company relating to the acquisition as well as approximately $394,000 paid to attorneys and a business acquisition firm for due diligence services related to the acquisition of QBI.  Pursuant to the Agreement, the Company contributed $200,000 to AAA, which was used as payment to AAA’s creditors.  The value of the 1,200,000 shares totaled $972,000 and was determined based on the average closing market price of the Company’s common stock over the two-day period before and after the terms of the acquisition were agreed to and announced.  Shares placed in escrow totaling 333,333 were subject to set-off of any accounts receivable remaining after 150 days from the closing date.  The remaining 100,000 shares, valued at approximately $81,000, were subject to settlement of any indemnity claims.  Additional shares, not to exceed 1,250,000, of the Company’s common stock would be issued to the seller should the closing price of the Company’s common stock not achieve certain levels after 1 year from the closing date.  In January 2004, the Company and AAA entered into an Amendment Agreement to limit the maximum amount of additional shares to 750,000, a decrease of 500,000 shares.  An additional 200,000 shares shall be issued to the seller upon reaching certain levels of gross revenues and gross operating margins as compared to its 2001 financial results.  The Company also contributed $400,000 to AAA, of which $350,000 was used to pay down AAA’s line of credit and the remaining $50,000 was paid as a loan fee.

In February 2003, the newly formed subsidiary entered into a Amended Loan and Security Agreement (Loan Agreement) with La Salle Business Credit, LLC (“La Salle”) for a maximum line of credit totaling $4 million, pursuant to the purchase agreement.  The funds were used to payoff AAA’s line of credit with the same institution.  Additionally, the newly formed subsidiary assumed notes payable of $387,481 and $63,194 with a financial institution.  The Company and three other parties, two individuals and a Limited Liability Company, (together “Guarantors”) issued a joint and severable Continuing Unconditional Corporate Guaranty dated as of February 21, 2003, on this Loan Agreement, whereupon in the event of default by QBI the Guarantors are liable for any unpaid balances due La Salle.  The Loan Agreement is collateralized with QBI’s accounts receivable, fixed assets, and inventory.  The Loan is also collateralized by the personal assets of the two guaranteeing individuals.  In addition, La Salle is a lien holder on the five acre parcel of land and the building that housed QBI’s operations, owned and also pledged as collateral by the Limited Liability Company (“LLC”).

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

At January 1, 2003

Current assets

$

6,484,289

Machinery, furniture and equipment

1,504,748

Other long-term assets

   113,071

Total assets acquired

8,102,108

Current liabilities

(6,155,387)

Long-term debt

   (461,646)

Total liabilities assumed

(6,617,033)

Net assets acquired

$

 1,485,075

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 3 – DISCONTINUED OPERATIONS (CONTINUED)

Decision to Discontinue Operations

On October 6, 2004, the Guarantors received a default declaration letter pursuant to terms outlined in the Loan Agreement citing failure to adhere to certain covenants with a demand for repayment of the outstanding principal balance of $2,067,990, plus approximately $10,543 in accrued interest and fees (“Demand”).

On October 20, 2004, upon receipt of the demand, the Company’s Board of Directors elected to discontinue QBI’s operations and liquidate QBI’s accounts receivable, inventory and fixed assets to satisfy the demand.  In addition, the LLC is currently in the process of marketing the land and building for sale during the second quarter of 2005.

Per Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) paragraph 42, the Company has reported QBI as discontinued operations by meeting the following conditions:

•

the operations and cash flows of the QBI have been, or will be, eliminated from the ongoing operations of the Company as a result of the disposal transaction, and

•

the Company will not have any significant continuing involvement in the operations of QBI after the disposal transaction

On the date the decision to discontinue operations was made, the book value for QBI’s accounts receivable, inventory and fixed assets was approximately $2,614,000 consisting of:

Accounts receivable

$

505,598

Inventory

1,265,781

Fixed Assets

   842,986

$

2,614,365

Service firms engaged to facilitate the liquidation included a collection agency to pursue QBI’s outstanding accounts receivable and an auction and liquidation firm to coordinate the sale of QBI’s inventory and fixed assets.  All proceeds received, net fees, commissions and related expenses, were to be applied to the Demand.  As of December 31, 2004 the collection agency had collected the following, net fees and related expenses:

Accounts receivable assigned to La Salle

$

505,598

Collections, October through December

(199,180)

Balance at December 31, 2004

$

306,418

Subsequent to year-end the collection agency received an additional $114,000 of the outstanding balance due. When aggregating the collections before and after year-end, the uncollected balance is approximately $192,000.

The inventory and fixed asset auction took place on January 13, 2005, via a live, internet and mail in biding process.  The following was raised during this sale, net of fees and other related expenses, and applied to the Demand:

Proceeds received from the sale of inventory

$

30,861

Proceeds received from the sale of fixed assets

162,982

Total auction proceeds

$

193,843

Per Statement of Financial Standards No. 5 “Accounting for Contingencies,” (SFAS 5) paragraph 8, an estimated loss from a loss contingency shall be accrued by a charge to income if both of the following conditions are met:

•

Information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements.

•

The amount of loss can be reasonably estimated.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 3 – DISCONTINUED OPERATIONS (CONTINUED)

Decision to Discontinue Operations, Continued

Prior to issuing these financial statements the liquidation company had completed the auction and the collection agency had pursued all accounts receivable collection opportunities. The impairment to the noted assets was determined based on these events and combine for a gross contingent loss of approximately $2,107,000, when aggregated with the gain from eliminating the allowance for doubtful accounts, prepaid expenses, etc., the net contingent loss is approximately $2,077,000 and was recognized in the Company’s December 31, 2004 statement of operations.

Accounts

Receivable

Inventory

Fixed Assets

Balance assigned to La Salle

$

505,598

$

1,265,781

$

842,986

Collections through December 2004

(199,180)

             –

           –

  Balance at December 31, 2004

306,418

1,265,781

842,986

Proceeds from auction

–

(30,861)

(162,982)

Collections through February 2005

(114,199)

            –

           –

  Contingent loss

192,219

1,234,920

680,004

It is estimated that the sale of the LLC’s land and building assets will also net approximately $400,000 to be applied to the remaining Demand balance. At this time, management estimates that subsequent to the sale of the aforementioned assets approximately $1,200,000 of the original Demand will be unsatisfied and that it is probable that the Guarantors will share joint and severable liability for the remaining balance due.  However, management can neither provide an accurate estimate of the Company’s pro-rata percentage of the remaining liability to be assumed nor approximate the resulting gain or loss to be realized. As such, the Company continues to account for the full balance due as of December 31, 2004 in Liabilities of discontinued operations held for sale. Management believes the Company’s continuing operations will not be adversely affected by this action.

Pro-forma financial information

The following pro-forma information summarizes QBI’s results from operations for the years ended December 31, 2004 and 2003.  Included in 2004 is approximately $2,077,000 and $35,000 of expenses incurred as a result of discontinuing operation for contingent liabilities and post disposal operating expenses, respectively.

Year ended

Year ended

December 31, 2004

December 31, 2003

Sales, net

$

4,915,558

$

12,405,971

Cost of goods sold

4,640,724

11,125,176

Gross profit

   274,834

1,280,795

Selling, general and administrative expenses:

  Salary expense

726,642

1,584,916

  Professional, legal and accounting expenses

112,069

86,881

  Depreciation and amortization

45,309

58,876

  Other selling, general and administrative expenses

   620,773

1,186,272

Total selling, general and administrative expenses

1,504,793

2,916,945

Loss from discontinued operations

2,076,815

–

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 3 – DISCONTINUED OPERATIONS (CONTINUED)

Pro-forma financial information, Continued

Year ended

Year ended

December 31, 2004

December 31, 2003

Other income and (expense):

Interest expense on all other obligations

(154,801)

(235,252)

Other income (exepense)

  (52,729)

(189,388)

Total other income and (expense)

(207,530)

(424,640)

Loss before provision for (benefit from) income taxes

(3,514,304)

(2,060,790)

Provision for income taxes

              –

               –

Loss before costs associated with disposal activities

(3,514,304)

(2,060,790)

Expenses associated with disposal activities

       34,508

              –

Net loss

$

(3,548,812)

$

(2,060,790)

The following pro-forma information summarizes QBI’s statements of position for the years ended December 31, 2004 and 2003. The assets included in 2004 have been impaired by approximately $2,077,000 for contingent liability expenses incurred as a result of discontinued operations.

December 31,

December 31,

2004

2003

ASSETS

Current assets:

  Cash and cash equivalents

$

–

$

143,983

  Accounts receivable, net of provision for uncollectible accounts

114,199

1,448,562

  Inventory

30,861

2,444,307

  Prepaid expenses

             –

    79,159

  Total current assets

145,060

4,116,011

Machinery, furniture and equipment, net of accumulated depreciation

162,982

1,342,303

Other non-current assets

             –

   140,977

Assets of discontinued operations held for sale

$

308,042

$

5,599,291

LIABILITIES

Liabilities:

  Accounts payable and accrued expenses

$

1,386,825

$

1,703,103

  Lines of credit

1,876,584

2,892,520

  Capital leases payable

66,564

102,812

  Notes payable

   134,624

   320,521

Liabilities of discontinued operations held for sale

$

3,464,597

$

5,018,956

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 4 – BUSINESS ACQUISITIONS

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

At the time of acquisition PTI had no employees, operations or liabilities. PTI’s only assets include approximately $100,000 in cash and an exclusive worldwide (excluding Korea) license to a patented technology known as Low Molecular Weight Polymannuronate (“Polymann”) with zero book value.  The Company engaged a third party valuation firm to finalize the purchase price allocation.  The valuation firm determined that the value of the license exceeded the purchase price net cash received.  As such, the Company has allocated the remaining $710,000 of the purchase price to intangible assets to be amortized over the 17 year life of the license.  As a result of this acquisition, the Company has recognized within these consolidated financial statements the $100,000 cash and the $710,000 intangible asset in the Company’s statement of position with no charges to the statement of operations.

Purchase Price Allocation

Upon

Post

Acquisition

Valuation

Assets

    Cash

$

100,000

$

100,000

    Polymann license

          –

710,000

100,000

810,000

Total liabilities

          –

           –

Net Assets

$

100,000

$

810,000

Polymann is a nutraceutical product derived, in part, from sea mustard and kelp.  Polymann has been shown to reduce serum and liver cholesterol and control serum and liver triglyceride levels in humans and animals.  Polymann can be used in a variety of compositions including capsules, beverages, candy and powdered drink mixes.  It is anticipated that all compositions of Polymann will be GRAS-certified (Generally Recognized as Safe) as determined by the United States Food and Drug Administration.  The Company will market Polymann under the brand name Sequestrol and distribute the product through its Swiss Research subsidiary.

Apple Peel Technologies, Inc.

In November 2004, the Company acquired Apple Peel Technologies, Inc. (APTI), a wholly-owned subsidiary of UTEK Corporation in a tax-free stock-for-stock exchange.  The Company issued 1,200,000 unregistered shares of its common stock valued at $830,000, based on the fair market value of the Company’s common stock at the date of issuance, to UTEK Corporation in exchange for 100% of the issued and outstanding shares of capital stock of APTI.  The shares issued in the exchange are restricted and may only be resold pursuant to the requirements of the Securities Act of 1933.  The amount of consideration was determined by arms-length negotiations between the parties and the exchange was consummated in accordance with applicable law.

At the time of acquisition APTI had no employees, operations or liabilities. APTI’s only assets include $112,500 in cash and an exclusive worldwide license to a patented technology known as Apple Peel Powder with zero book value.  The Company engaged a third party valuation firm to finalize the purchase price allocation.  The valuation firm determined that the value of the license exceeded the purchase price net cash received.  As such, the Company has allocated the remaining $717,500 of the purchase price to intangible assets to be amortized over the 19 year life of the license.  As a result of this acquisition, the Company has recognized within these consolidated financial statements the $112,500 cash and the $717,500 intangible asset in the Company’s statement of position with no charges to the statement of operations.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 4 – BUSINESS ACQUISITIONS (CONTINUED)

Apple Peel Technologies, Inc., Continued

Purchase Price Allocation

Upon

Post

Acquisition

Valuation

Assets

    Cash

$

112,500

$

112,500

    Apple Peel Powder license

         –

717,500

112,500

830,000

Total liabilities

          –

           –

Net Assets

$

112,500

$

830,000

Apple Peel Powder has been shown to reduce cellular damage caused by free radicals.  It is anticipated that all compositions of Apple Peel Powder will be GRAS-certified (Generally Recognized as Safe) as determined by the United States Food and Drug Administration.  The Company will market Apple Peel Powder under the brand name Aplevia and distribute the product through its Swiss Research subsidiary.

Licensing Agreements

Upon the acquisition of Polymann Technologies Inc. and Apple Peel Technologies Inc., the Company acquired the rights to develop and commercialize a license to intellectual property owned by each entity.  Each license was independently valued and determined to exceed the purchase price.  The purchase price allocation was assigned to each license and will be amortized over the life of the license.

NOTE 5 – STOCK OPTIONS ISSUED TO EMPLOYEES

In August 2003, the Board of Directors adopted the Health Sciences Group, Inc. 2003 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”).  The Plan authorizes the issuance of up to 4,200,000 shares of the Company’s common stock pursuant to the exercise of options granted thereunder.  The purpose of the Plan is to enable the Company to obtain and retain competent, employees, personnel, consultants and service providers who will contribute to the Company’s success by their ability, ingenuity, industry and services, and to provide incentives to such personnel, employees, consultants and service providers and will therefore, inure to the benefit of all shareholders of the Company. The Board of Directors administers the Plan, selects recipients to whom options are granted and determines the number of shares to be awarded.  Options granted under the Plan are exercisable at a price determined by the Board of Directors at the time of grant.

Pro forma information regarding the effects on operations as required by SFAS No. 123 and SFAS No. 148, has been determined as if the Company had accounted for its employee stock options under the fair value method of those statements.  As allowed under the guidance of SFAS No. 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations in accounting for its employee stock options.

The number and weighted average exercise prices of options granted are as follows:

December 31, 2004

December 31, 2003

Average

Average

Exercise

Exercise

Number

Price

Number

Price

Outstanding at beginning of the year

1,706,000

$

0.98

751,000

$

0.67

Granted during the year

3,110,000

0.70

1,405,000

1.18

Exercised during the year

–

–

–

–

Terminated during the year

410,000

1.28

450,000

1.10

Exercisable at end of the year

3,806,000

0.74

1,336,000

0.90

Outstanding at end of the year

4,406,000

0.76

1,706,000

0.98

 HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 5 – STOCK OPTIONS ISSUED TO EMPLOYEES (CONTINUED)

A summary of the options by ranges at December 31, 2004 are as follows:

Weighted-

Weighted-

Weighted

Range of

Remaining

Average

Average

Average

Exercise

Number

Contractual

Fair

Number

Exercise

Prices

Outstanding

Life (Years)

Value

Exercisable

Price

$0 to $1

3,450,000

9.39

$

0.62

3,050,000

$

0.60

1 to 2

926,000

1.47

1.10

726,000

1.23

2 to 3

–

–

–

–

–

3 to 4

30,000

0.17

2.05

30,000

3.10

A summary of the options by ranges at December 31, 2003 are as follows:

Weighted-

Weighted-

Weighted

Range of

Remaining

Average

Average

Average

Exercise

Number

Contractual

Fair

Number

Exercise

Prices

Outstanding

Life (Years)

Value

Exercisable

Price

$0 to $1

750,000

2.00

$

0.45

700,000

$

0.55

1 to 2

926,000

2.38

1.10

616,000

1.23

2 to 3

–

–

–

–

–

3 to 4

30,000

1.17

2.05

20,000

3.10

NOTE 6 – ACCOUNTS RECEIVABLE

A summary is as follows:

December 31, 2004

December 31, 2002

Accounts receivable

$

143,519

$

469,313

Less allowances for doubtful

  accounts and contractual allowances

    5,590

  63,536

$

137,929

$

405,777

Bad debt expense charged to operations totaled approximately $12,000 and $86,000 for the years ended December 31, 2004 and 2003 respectively.

NOTE 7 – INVENTORY

Inventory at XCEL consists of pharmaceutical and over-the-counter medications along with Hormone Replacement Therapy base creams.  Total inventory for the years ended December 31, 2004 and 2003 were approximately $64,000 and $142,000, respectively.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 8 – MACHINERY, FURNITURE AND EQUIPMENT

A summary is as follows:

December 31,

December 31

2004

2003

Autos

$

–

$

50,000

Office computers, furniture and equipment

113,174

110,367

Leasehold improvements

          –

79,504

113,174

239,871

Less accumulated depreciation, including

  Approximately $0 and $139,000 for

  equipment and vehicles held under capital leases

  82,032

165,947

$

  31,142

$

  73,924

Depreciation expense charged to operations totaled approximately $46,000 and $80,000, for the years ended December 31, 2004 and 2003, respectively.

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS

A summary of the Company’s goodwill and intangible assets is as follows:

December 31,

December 31,

2004

2003

Goodwill

$

             –

$

   350,546

Patents

$

2,305,742

$

3,300,000

Formulas

-

680,000

Agreements not-to-compete

 –

390,000

Licensing agreements

1,391,500

Website development

             –

     77,288

3,837,022

4,447,288

Less accumulated amortization

  101,703

  451,575

Total intangible assets

$

3,595,539

$

3,995,713

Amortization expense totaled approximately $255,000 and $216,000 for the years ended December 31, 2004 and 2003, respectively.  Amortization expense for intangible assets for the years ending December 31, 2005 through 2021 is estimated to be approximately $212,000 and approximately $36,000 for each of the two subsequent years thereafter.

Impairments

The Company has accounted for intangible asset impairments in accordance to Statement of Financial Standards No. 142 “Goodwill and Other Intangible Assets.” At December 31, 2004, impairments to goodwill, formulations and patents at the Company’s XCEL and BioSelect subsidiaries totaled approximately $351,000, $540,000 and $994,000 respectively and were recognized as “Impairment of Intangible Assets” in the Company’s statement of operations.

An independent valuation firm determined, and the Company concurs, that declining revenues and working capital deficiencies warrant that XCEL’s previously recorded goodwill and formulations will not provide the subsidiary sufficient future economic benefit as compared to comparable businesses and therefore should be accounted for as 100% impaired. During 2004, the U.S. Patent and Trademark Office denied, and the Company then abandoned, certain patent applications that the Company capitalized via purchase price allocation related to the Company’s acquisition of BioSelect. The Company has recognized an impairment equal to the carrying value of the abandoned patents.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 9 – INTANGIBLE ASSETS (CONTINUED)

Patents

Patents consist of the assigned fair market value at the date of acquisition arising from the purchase of BioSelect Innovations, Inc.  Patent costs are amortized on a straight-line basis over their economic lives of approximately 19 years and are reviewed for impairment whenever the facts and circumstances indicate that the carrying amount may not be recoverable.

Formulas

Formulas consist of the assigned fair market value at the date of acquisition arising from the purchase of XCEL. Formulas have been amortized on a straight-line basis over their estimated economic lives of 15 years. The Company has determined that facts and circumstances indicate that the unamortized carrying amount is not recoverable. The formulas are fully written off as of December 31, 2004.

Agreements Not-to-Compete

Certain stockholders and former employees of the Company entered into non-competition agreements.  The agreements have been recorded at their fair market value at the date of purchase of XCEL.  The agreements are amortized on a straight-line basis over their estimated economic lives of 3 years, ending in December 2004.

Licensing Agreements

Upon the acquisition of Polymann Technologies Inc. and Apple Peel Technologies Inc., the Company acquired the rights to develop and commercialize a license to intellectual property owned by each entity.  Each license was independently valued and determined to exceed the purchase price.  The purchase price allocation was assigned to each license and will be amortized over the life of the license.

Website Development

The Company capitalizes certain software development costs, which are amortized using the straight-line method over the estimated useful lives of the software, not to exceed three years, ending in December 2004.

NOTE 10 – LINE OF CREDIT

In February 2003, XCEL entered into a Loan and Security Agreement with a finance company for a maximum line of credit totaling $750,000.  Interest is due monthly on the outstanding balance at a rate of 3.75% above XCEL’s reference rate.  At December 31, 2003, the interest rate was 7.85%.  The Loan and Security Agreement expires in February 2006 and is secured by substantially all assets of XCEL.  The finance company will make advances on the Loan and Security Agreement up to 75% of XCEL’s eligible accounts receivable.  The borrowings are guaranteed by the Company and personally guaranteed by the majority shareholders of the Company.  The credit line is limited as to use by XCEL.  At December 31, 2003, the balance of the credit line totaled approximately $135,000.

XCEL must maintain the following financial ratio and covenant:

•

Minimum working capital ratio

.75 to 1

•

XCEL must be profitable*

*  XCEL is in default of this covenant at December 31, 2004 and 2003.

Additionally, the Company paid $37,500 and issued 30,000 stock purchase warrants to a consultant for services relating to the line of credit.  Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $0.95.  The warrants expire February 2008.  The estimated value of the warrants totaled approximately $24,000 at the date of issuance and is included in loan fees.  The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions:  average risk-free interest of 2.75%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 142%; and a term of 5 years.

In November 2004, XCEL terminated this Loan and Security Agreement through a lump sum payoff.  The net capitalized loan fees incurred related to this line of credit totaled approximately $62,000 at the termination date and was expensed to operations.

Interest expense on the line of credit totaled approximately $44,000 and $67,000 for the years ended December 31, 2004 and 2003, respectively.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 11 – NOTES PAYABLE

A summary is as follows:

December 31,

December 31,

2004

2003

Note payable, individual, interest at 11% per annum,

  unsecured, due in December 2005

$

111,147

$

116,146

Note payable, consulting firm, interest at 10% per

  annum, unsecured

–

23,178

Note payable, individual, interest at 10% per annum,

  unsecured

          –

   7,754

111,147

147,078

Less current maturities

111,147

  23,178

$

          –

$

123,900

The following is a summary of the principal amounts payable over the next two years:

Years ending

December 31,

2005

$

111,147

2006

          –

$

111,147

Interest expense on notes payable totaled approximately $12,000 and $17,000 for the years ended December 31, 2004 and 2003, respectively.

NOTE 12 – LOANS PAYABLE, STOCKHOLDERS

A summary is as follows:

December 31,

December 31,

2004

2003

Note payable, shareholders, unsecured, due on demand

$

55,000

$

–

Note payable, shareholder, interest at 11% per

  annum, unsecured, due on demand

8,050

1,800

Note payable, shareholder, interest at prime + 8% per

  annum, unsecured, due in October 2005

100,000

–

163,050

–

Less current maturities

163,050

1,800

$

          –

$

       –

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 12 – LOANS PAYABLE STOCKHOLDERS (CONTINUED)

The following is a summary of the principal amounts payable over the next two years:

Years ending

December 31

2005

$

163,050

2006

          –

$

163,050

Interest expense on loans payable, stockholders totaled approximately $3,000 and $0 for the years ended December 31, 2004 and 2003, respectively.

NOTE 13 – WARRANT LIABILITY

In conjunction with raising capital through the sale of equity, the Company has issued various warrants that have registration rights for the underlying shares.  As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet and the change in fair value from the date of issuance to December 31, 2004 has been included in other (expense) income.

For the years ended December 31, 2004 and 2003 the change in fair value of all warrants issued with registration rights for the underlying shares decreased by approximately $747,000 and $678,000, respectively and is recognized in other income.

NOTE 14 – CONVERTIBLE DEBENTURES

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

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 14 – CONVERTIBLE DEBENTURES (CONTINUED)

12% Convertible Debenture, Principal Amount $300,000, Continued

Additionally, the Company granted 85,712 stock purchase warrants to two consultants for services relating to these convertible debentures sold by the Company.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.60.  The warrants expire in February 2008.  The estimated value of the warrants totaled approximately $71,000 at the date of issuance and is included in loan fees.  The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions:  average risk-free interest of 2.82%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 142%; and a term of 5 years.

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

In November 2003, one of the consultants exercised stock purchase warrants resulting in the issuance of 14,286 of the Company’s common stock in exchange for a subscription receivable.  Net proceeds totaled approximately $9,000 and was received in 2004.

In November 2003, the debenture holder converted $27,500 of the note payable into 50,000 shares of the Company’s common stock.  As a result, approximately $7,000 of unamortized discount relating to the portion of the note converted was expensed at the date of conversion and is included in interest expense.

In January 2004, the debenture holder converted $27,500 of the note payable into 50,000 shares of the Company’s common stock.  As a result, approximately $4,000 of unamortized discount relating to the portion of the note converted was expensed at the date of conversion and is included in interest expense.

In January 2004, the due date of the debenture was extended one year to February 2005. The remaining discount of approximately $37,000 was expensed during 2004.

In March 2004, the Company issued 65,455 shares of common stock to its debenture holders as payment, in lieu of cash, for interest accrued on the unconverted portion of the debenture.  The shares were valued at approximately $85,000 based on the fair market value of the Company’s common stock on the date the interest was due.

12% Convertible Debenture, Principal Amount $500,000

In May 2003, the Company sold $500,000 of convertible debentures pursuant to a Securities Purchase Agreement.  Additionally, the Company issued 588,235 of common stock purchase warrants to the debenture holders.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.25.  The warrants expire in May 2008.  The debentures accrue interest at 12% per annum.  The unpaid principal and accrued interest was due on May 21, 2004.  In January 2004, the Company and debenture holder entered into an amendment agreement to extend the due date of the convertible debentures to May 21, 2005.  The notes are collateralized by substantially all assets of the Company, subject to all prior liens and security interests.  Commencing October 18, 2004, the debentures can be converted at the daily volume weighted average price of the Company’s common stock for the 5 days prior to the conversion date but not lower than $0.85 per share.  The proceeds were allocated first to the warrants based on their relative fair value, which totaled approximately $229,000 using Black-Scholes option pricing model.  The remainder of approximately $271,000 was allocated to the beneficial conversion feature.

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

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 14 – CONVERTIBLE DEBENTURES (CONTINUED)

12% Convertible Debenture, Principal Amount $500,000, Continued

Additionally, the Company granted 88,235 stock purchase warrants to a consultant for services relating to these convertible debentures sold by the Company.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.25.  The warrants expire in May 2008.  The estimated value of the warrants totaled approximately $72,000 at the date of issuance and is included in loan fees.  The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions:  average risk-free interest of 2.58%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 134%; and a term of 5 years.

The warrants issued to all debenture holders and consultants require the Company to settle the contracts by the delivery of registered shares.  At the date of issuance, the Company did not have an effective registration statement related to the shares that could be issued should the warrant holders exercise the warrants.  As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the relative net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet and the change in fair value from the date of issuance to the date the registration statement became effective, which was October 2003, is included in other (expense) income.  The value of the warrants on the date the registration statement became effective totaled approximately $651,000 and was reclassified from warrant liability to additional paid-in capital as required by the EITF.  The change in fair value of the warrants from the date of issuance to October 2003 increased by approximately $114,000.

In November 2003, the debenture holder converted $42,500 of the note payable into 50,000 shares of the Company’s common stock.  As a result, approximately $21,000 of unamortized discount relating to the portion converted was expensed at the date of conversion and is included in interest expense.

In January 2004, the debenture holder converted $42,500 of the note payable into 50,000 shares of the Company’s common stock.  As a result, approximately $16,000 of unamortized discount relating to the portion converted was expensed at the date of conversion and is included in interest expense.

In January 2004, the due date of the debenture was extended seventeen months to May 2005.  This change in estimate required management to recalculated the remaining discount in the period in which the change occurred and amortize the balance over the remaining life of the note.

In May 2004, interest accrued to debenture holders totaled approximately $60,000.  The debenture holders elected to accept payment for this obligation with 70,588 shares of common stock at a conversion rate of $0.85 per share.

Interest expense on the convertible debentures totaled approximately $255,000 and $649,000, including amortization of discounts on convertible debentures payable totaling approximately $171,000 and $582,000 for the years ended December 31, 2004 and 2003 respectively.

NOTE 15 – EMPLOYEE BENEFIT PLAN

In 2003, XCEL sponsored an employee benefit plan, pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code.  The plan allows the Company to make matching contribution totaling 3% of the participants’ contribution and an additional percentage at the discretion of the Board of Directors.  Matching contributions totaled approximately $1,000 for the year ended December 31, 2003.

In 2004, management elected to terminate the 401(k) plan.  Matching contributions totaled approximately $18,000 for the year ended December 31, 2004.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 16 – STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

Private Placement – Series A Convertible Preferred Stock

In July 2003, the Company commenced a Private Placement to accredited investors, which closed in September 2003, for the sale 2,352,948 units of the Company’s Series A Convertible Preferred Stock (“Series A Preferred”) and one warrant to purchase one share of common stock at a purchase price of $0.85.  As a result, the Company issued 2,352,948 shares of its 5,000,000 authorized shares of preferred stock, which has a par value of $0.001.  The Series A Preferred stock shall convert into shares of the Company’s common stock at the purchase price per unit on the earlier of 1) the request of the Holder; 2) three years from the closing date; or 3) if, after two years from the closing date, the Company’s common stock trades at a closing bid price greater than $4.00 for 20 consecutive days.  The Holders of the Series A Preferred stock shall be entitled to receive dividends at 8% per annum at the end of each calendar quarter and three years from the date of closing payable in cash or, at the Company’s sole discretion, in registered shares of the Company’s common stock.  Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $1.10 per share.  The warrants expire three years from the date of closing.  This Private Placement was fully subscribed and the Company issued approximately 2,352,948 units, which generated net proceeds totaling approximately $1,663,000.

The proceeds were first allocated to the warrants based on their relative fair value, which totaled approximately $991,000 using the Black-Scholes option pricing model.  The remainder of approximately $1,009,000 was allocated to the beneficial conversion feature.

The discount attributable to the value of the warrants as calculated using the Black-Scholes pricing model and the value of the beneficial conversion feature exceeded the sales price of the shares.  As a result, the preferred shares were fully discounted.  The shares are convertible at the option of the holder at issuance and, pursuant to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversation Features or Contingently Adjustable Conversion Ratios”, the discount attributable to the beneficial conversation feature of approximately $1,009,000 was immediately expensed in a manner similar to a dividend at the date of issuance and is included in preferred dividends on the face of the statement of operations.  The remaining discount, attributable to the warrants, will be amortized using the effective interest rate method over 3 years.  The amortization of discounts on the issuance of the convertible preferred stock totaled approximately $337,000 and $122,000 at December 31, 2004 and 2003 respectively and is included in interest expense.

Further, the preferred shares are convertible into registered shares of the Company’s common stock.  Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, approximately $855,000 and $794,000, the net value of the shares at December 31, 2004 and 2003 respectively, has been recorded as a long term liability until the Company has obtained an effective registration statement relating to these shares.  Upon the completion of the registration statement, the net value of the shares shall be recorded as additional paid-in capital.

The Company granted 941,177 stock purchase warrants to a consultant for services relating to the sale of the preferred stock.  Each warrant entitles the holder to purchase one share of common stock at an average exercise price of $1.03.  The warrants expire in August 2008.  The estimated value of the warrants totaled approximately $845,000 at the date of issuance.  The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions:  average risk-free interest of 3.17%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 133%; and a term of 5 years.

The warrants issued to all preferred shareholders and consultants require the Company to settle the contracts by the delivery of registered shares.  A registration statement was filed with the SEC in January 2004 and is currently being reviewed.  However, from the date of issuance, the Company did not have an effective registration statement related to the shares that could be issued should the warrant holders exercise the warrants.  As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet and the change in fair value from the date of issuance to December 31, 2004 has been included in other income (expense).  The change in fair value of the warrants decreased by approximately ($1,301,000) and increased approximately $564,000 for the year ended December 31, 2004 and 2003 respectively.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 16 – STOCKHOLDERS’ EQUITY (CONTINUED)

Convertible Preferred Stock, Continued

Private Placement – Series A Convertible Preferred Stock, Continued

Dividends earned through December 31, 2004 and 2003 totaled approximately $219,000 and $59,000 respectively.  In December 2003, the Company issued 29,683 shares of its common stock to preferred shareholders for dividends due. The value of the shares totaled $40,000 and was based on the Company’s closing market price at the date of issuance.

Additionally in December 2003, the Company issued 95,987 shares of its common stock to preferred shareholders for penalties due.  The value of the shares totaled approximately $130,000, was based on the Company’s closing market price at the date of issuance and is included in selling, general and administrative expenses.  The penalty payment was due as the Company did not obtain an effective registration statement in the time frame required in the agreement with the shareholders.

In March 2004, the Company issued 33,333 shares of its common stock to Series A Preferred shareholders for interest accrued to date.  The value of the shares totaled approximately $40,000, was based on the Company’s closing market price at the date of issuance.

In March 2004, the Company issued 33,333 shares of its common stock to preferred shareholders for dividends due. The value of the shares totaled $40,000 and was based on the Company’s closing market price at the date of issuance.

In March 2004, the Company issued 141,175 shares of its common stock to Series A Preferred for penalties due.  The value of the shares totaled approximately $169,000, was based on the Company’s closing market price at the date of issuance and is included in selling, general and administrative expenses.  The penalty payment was due as the Company did not obtain an effective registration statement in the time frame required in the agreement with the shareholders.

In October 2004, the Company issued 58,824 shares of its common stock to a Series A Preferred shareholders upon a request for conversion. The value of the shares totaled $50,000 and was based on the terms of conversion as outlined in the Series A Preferred agreement.

As of December 31, 2004 the requisite registration has not gone effective and the Company has accrued approximately $360,000 for penalties incurred since the December 2003 distribution.

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

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 16 – STOCKHOLDERS’ EQUITY (CONTINUED)

Convertible Preferred Stock, Continued

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

The Series B Preferred shares are convertible at the option of the holder at issuance and were fully discounted as the value of the warrants, calculated using the Black-Scholes pricing model, and the value of the beneficial conversion feature exceeded the sales price of the shares.  Pursuant to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversation Features or Contingently Adjustable Conversion Ratios”, the discount attributable to the beneficial conversation feature, approximately $337,500, must be immediately expensed in a manner similar to a dividend at the date of issuance and is included in preferred dividends on the face of the statement of operations.  The remaining discount, attributable to the warrants, will be amortized using the effective interest rate method over five years.  The amortization of discounts on the issuance of the Series B Preferred stock totaled approximately $50,000 at December 31, 2004, and is included in interest expense.

Further, the preferred shares are convertible into registered shares of the Company’s common stock.  Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, approximately $149,000, the net value of the shares at December 31, 2004, has been recorded as a warrant liability until the Company has obtained an effective registration statement.  Upon the completion of the registration statement, the net value of the shares shall be recorded as additional paid-in capital.

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

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 16 – STOCKHOLDERS’ EQUITY (CONTINUED)

Convertible Preferred Stock, Continued

Private Placement – Series B Convertible Preferred Stock, Continued

The warrants issued to all preferred shareholders and consultants require the Company to settle the contracts by the delivery of registered shares.  A registration statement is currently being drafted and as has not been filed with the Securities and Exchange Commission.  However, from the date of issuance, the Company did not have an effective registration statement related to the shares that could be issued should the warrant holders exercise the warrants.  As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet and the approximate $187,000 decrease in fair value from the date of issuance to December 31, 2004 has been included in other (expense) income.

Common Stock

Securities Sold

In February and March 2003, the Company entered into Securities Purchase Agreements providing for the sale of 224,546 units, comprised of 224,546 shares of the Company’s common stock and 224,546 common stock purchase warrants at $0.55 per unit.  The shares are restricted pursuant to Rule 144 of the Securities Act of 1933.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.00.  The warrants expire three years from the date of grant.  Proceeds from the sale of shares and warrants totaled $123,500.

During the second quarter of 2003, the Company entered into Security Purchase Agreements providing for the sale of 194,551 units comprised of 194,551 shares of the Company’s common stock and 194,551 common stock purchase warrants at an average price of $1.06 per unit.  The shares are restricted pursuant to Rule 144 of the Securities Act of 1933.  Each warrant entitles the holder to purchase one share of common stock at an average exercise price of $1.23. The warrants expire three years from the date of grant.  Net proceeds from the sale of shares and warrants totaled $158,800.

In July 2003, the Company entered into Security Purchase Agreements providing for the sale of 58,823 units comprised of 58,823 shares of the Company’s common stock and 58,823 common stock purchase warrants at $0.85 per unit.  The shares are restricted pursuant to Rule 144 of the Securities Act of 1933.  Each warrants entitles the holder to purchase one share of common stock at an exercise price of $1.25.  The warrants expire three years from the date of grant.  Net proceeds from the sale of shares and warrants totaled $50,000.

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

In connection with the September 2004 Security Purchase Agreement, the Company has restated the per warrant exercise price from $1.25 to $1.10 for all 588,235 warrants previously issued and held by the convertible debenture holders that participated in this offering.  Per SFAS No. 123 “Accounting for Stock-Based Compensation” the Company effectively repurchased the original warrant and concurrently issued a new warrant under the terms of the original agreement. The Company calculated the difference in value of the new warrant versus the value of the original warrant on the transaction date using the Black-Scholes model and recognized the difference of approximately $7,000 as debenture obligation with an equal discount that will be amortized over the remaining life of the instrument.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 16 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock, Continued

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

Stock Issuances to Professionals

In February 2003, the Company issued 8,761 shares of common stock to a business development firm for services.  The value of the shares totaled approximately $5,300 at the date of issuance and was determined based on the fair market value of the Company’s common stock at the date of issuance.

In February 2003, the Company issued 162,201 shares of common stock to an attorney for services, of which 153,632 shares are restricted pursuant to Rule 144 of the Securities Act of 1933.  The value of the shares totaled approximately $91,000, determined based on the fair market value of the Company’s common stock at the date of issuance.  Of this amount, approximately $56,000 is capitalized as loan costs and the remainder of approximately $35,000 has been expensed.

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

In June 2003, the Company issued 12,041 shares of common stock to two business development firms for services.  The shares are restricted pursuant to Rule 144 of the Securities Act of 1933.  The value of the shares totaled approximately $7,000 at the date of issuance, was determined based on the fair market value of the Company’s common stock at the date of issuance and is included in selling, general and administrative expenses.

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

In October 2003, the Company issued 12,000 shares of its common stock to a business development firm for services.  The shares are restricted pursuant to Rule 144 of the Securities Act of 1933.  The value of the shares totaled approximately $12,000 and was determined based on the closing price of the Company’s common stock at the date of issuance.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 16 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock, Continued

Stock Issuances to Professionals, Continued

In November 2003, the Company issued 15,000 shares of its common stock to a business development consultant for services.  The value of the shares totaled approximately $23,000 and was determined based on the closing price of the Company’s common stock at the date of issuance.  Of this amount, approximately $8,000 was expensed in the year ended December 31, 2003 and approximately $15,000 is included in prepaid compensation expense as this relates to business development services to be provided in 2004.

In December 2003, the Company issued 750 shares of its common stock to Company office support staff for services.  The value of the shares totaled approximately $1,100 at the date of issuance and was determined based on the closing price of the Company’s common stock at the date of issuance.

In December 2003, the Company issued 50,000 shares of its common stock to a law corporation for legal services provided to the Company.  The value of the shares totaled approximately $69,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of issuance.

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

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 16 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock, Continued

Stock Issuances to Professionals, Continued

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

In October 2004, the Company extended an existing agreement with a business development consultant to provide services from November 2004 to October 2005.  The Company issued 294,118 shares of common stock to the consultant as consideration.  The value of the shares issued totaled approximately $150,000 and was determined based on the fair market value of the Company’s common stock at the date of issuance.

In November 2004, the Company issued a business development consultant 50,000 shares of common stock as consideration for services provided.  The value of the shares issued totaled approximately $40,500 and was determined based on the fair market value of the Company’s common stock at the date of issuance.

In November 2004, the Company satisfied an obligation due a legal services firm by issuing 34,893 shares of common stock as consideration.  The value of the shares issued totaled approximately $22,000 and was determined based on the fair market value of the Company’s common stock at the date of issuance.

In November 2004, the Company satisfied an obligation due a legal services firm by issuing 83,334 shares of common stock as consideration.  The value of the shares issued totaled approximately $52,000 and was determined based on the fair market value of the Company’s common stock at the date of issuance.

In December 2004, the Company issued a business development consultant 50,000 shares of common stock as consideration for services provided.  The value of the shares issued totaled approximately $40,000 and was determined based on the fair market value of the Company’s common stock at the date of issuance.

Conversion of Notes Payable

In March 2003, the Company issued 40,000 shares of common stock in exchange for a note payable due an individual totaling $25,200 including interest expense totaling $3,000.  The shares are restricted pursuant to Rule 144 of the Securities Act of 1933.  The value of the shares was determined based on the fair market value of the Company’s common stock at the date of issuance.

Stock Issuances to Officers

In October 2003, the Company issued 300,000 shares of its common stock to Messrs. Tannous and Glaser as compensation and benefits earned.  The value of the shares totaled $300,000 based on the Company’s fair value at the date of issuance.  The shares are restricted pursuant to Rule 144 of the Securities Act of 1933.

In September 2004, the Company issued 10,000 shares of common stock to an officer as consideration for a short-term loan.  The value of the shares issued totaled approximately $6,000 and was determined based on the fair market value of the Company’s common stock at the date of issuance.

In November 2004, the Company issued 25,000 shares of common stock to an officer as consideration for a short-term loan.  The value of the shares issued totaled approximately $17,000 and was determined based on the fair market value of the Company’s common stock at the date of issuance.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 16 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock, Continued

Stock Issuances to Purchase Subsidiaries

Polymann Technologies, Inc.

In October 2004, the Company acquired Polymann Technologies, Inc. (PTI), a wholly-owned subsidiary of UTEK Corporation in a tax-free stock-for-stock exchange.  PTI holds a license to a patented technology known as Low Molecular Weight Polymannuronate (“Polymann”).  The Company issued 1,160,000 unregistered shares of its common stock valued at $812,000, based on the fair market value of the Company’s common stock at the date of issuance, to UTEK Corporation in exchange for 100% of the issued and outstanding shares of capital stock of PTI.  The shares issued in the exchange are restricted and may only be resold pursuant to the requirements of the Securities Act of 1933.  The amount of consideration was determined by arms-length negotiations between the parties and the exchange was consummated in accordance with applicable law.

Apple Peel Technologies, Inc.

In November 2004, the Company acquired Apple Peel Technologies, Inc. (APTI), a wholly-owned subsidiary of UTEK Corporation in a tax-free stock-for-stock exchange.  APTI holds a license to a patented technology known as Apple Peel Powder.  The Company issued 1,200,000 unregistered shares of its common stock valued at $792,000, based on the fair market value of the Company’s common stock at the date of issuance, to UTEK Corporation in exchange for 100% of the issued and outstanding shares of capital stock of APTI.  The shares issued in the exchange are restricted and may only be resold pursuant to the requirements of the Securities Act of 1933.  The amount of consideration was determined by arms-length negotiations between the parties and the exchange was consummated in accordance with applicable law.

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

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 16 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock, Continued

Equity Line, Continued

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

Option and Warrant Exercises

In November 2003, the Company issued 14,286 shares of common stock to an individual upon the exercise of stock options with an exercise price of $0.60 per share.  Proceeds to the Company from the warrant exercise totaled approximately $9,000.

In December 2003, the Company issued 112,000 shares of common stock to an individual upon the exercise of stock options with an exercise price of $1.21 per share.  Proceeds to the Company from the warrant exercise totaled approximately $136,000.

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

In June 2004, an option holder exercised 500,000 options in two tranches. The first, on a cash basis at $0.85 per share and the Company received proceeds of $136,000. The second, on a cash-less basis at $0.50 per share and the Company issued 140,000 shares based upon the fair market value of the Company’s common stock at the date of issuance for an aggregate total issuance of 300,000 shares.

In December 2004, the Company issued 166,667 shares of common stock to an individual upon the exercise of stock options with an exercise price of $0.60 per share.  Proceeds to the Company from the warrant exercise totaled approximately $100,000.

In December 2004, the Company issued 300,000 shares of common stock to an individual upon the exercise of stock options with an exercise price of $0.50 per share.  Proceeds to the Company from the warrant exercise totaled approximately $150,000.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 16 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock, Continued

Stock Issuances to Employees

In January 2003, the Company issued 19,250 shares of its common stock to two employees as compensation.  Of the total amount of shares issued, 6,250 shares are restricted pursuant to Rule 144 of the Securities Act of 1933.  The value of the shares totaled approximately $14,000 and was determined based on the fair market value of the Company’s common stock at the date of issuance.

In February 2003, an employee exercised options and the Company issued 132,507 shares of its common stock to the employee for services performed in 2003. The value of shares totaled approximately $113,000 and was determined based on the fair market value of the Company’s stock at the date of issuance.  In September 2003, the employee returned 50,000 shares of common stock to the Company.  The shares, which were valued at $52,500, are placed in treasury.  The treasury shares were valued based on the fair market value of the Company’s common stock at the date of the return.  The remainder, of approximately $60,500, is included in selling, general and administrative expenses for the year ended December 31, 2003.

In October 2003, the Company issued 131,852 shares of its common stock to two employees for services provided.  The value of the shares totaled approximately $129,000, which was determined based on the fair value of the Company’s common stock at the date of issuance.   The shares are restricted pursuant to Rule 144 of the Securities Act of 1933.

In December 2003, the Company issued 35,000 shares of its common stock to an employee for services.  The value of the shares totaled $49,000, which was the determined based on the fair value of the Company’s common stock at the date of issuance.

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

Convertible Debentures

In November 2003, the Company issued 100,000 shares of common stock to debenture holders upon a conversion request.

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

 HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 16 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock, Continued

Options Granted to Employees

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

In September 2004, the Company granted stock options to two employees for 100,000 shares of common stock each. Each option entitles the holder to purchase one share of common stock at an exercise price of $0.55 per share. The options expire in September 2014 and vest between one and two years. The estimated value of the options approximated $105,000 at the date of issuance.

In October 2004, the Company granted stock options to two officers for 150,000 shares of common stock each. Each option entitles the holder to purchase one share of common stock at an exercise price of $0.00 per share. The options expire in October 2014 and are immediately vested. The estimated value of the options approximated $222,000 at the date of issuance.

Share Cancellations

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

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 16 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock, Continued

Options and Warrants Issued to Professionals

In January 2003, the Company entered into an agreement with a financial relations firm to provide services through July 2003.  The agreement grants the consultant options to purchase 125,000 shares of the Company’s common stock at an exercise price of $0.55 per share.  The options vest equally over a six month period and expire three years from the date of grant.  The estimated value of the options totaled approximately $54,000 and is included in selling, general and administrative expenses.  The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions:  average risk-free interest of 2.00%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 140%; and a term of 3 years.

In February 2003, the Company issued 30,000 stock purchase warrants to a consultant for services relating to XCEL’s line of credit (Note 9).  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.95.  The warrants expire February 2008.  The estimated value of the warrants totaled approximately $24,000 at the date of issuance.  The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions:  average risk-free interest of 2.75%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 142%; and a term of 5 years.

In May 2003, the Company entered into an agreement with a business development firm to provide services through May 2004.  The Company issued options to purchase 25,000 shares of the Company’s common stock at an exercise price of $1.25 per share.  The options vested on the date of issuance and expire three years from the date of grant.  The estimated value of the options total approximately $22,000.  Of this amount, approximately $14,000 was expensed in the year ended December 31, 2003 and approximately $8,000 is included in prepaid compensation expense as this relates to services to be provided in 2004.  The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions:  average risk-free interest of 1.93%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 136%; and a term of 3 years.

In May 2003, the Company entered into an agreement with a financial advisory and investment banking firm to provide services through May 2004.  Pursuant to the agreement, the Company issued stock purchase warrants to purchase 125,000 shares of the Company’s common stock at an exercise price of $0.001 per share.  The warrants vested in May 2003 and expire five years from the date of grant.  The estimated value of the warrants total approximately $122,000.  Further, the Company issued additional stock purchase warrants to purchase 58,400 shares of the Company’s common stock at an exercise price of $0.001 per share.  The value of the warrants totaled approximately $59,000.  The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions:  average risk-free interest of 2.58%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 160%; and a term of 5 years.    In December 2003, the Company terminated its agreement with the firm.

In June 2003, the Company entered into an agreement with a business development firm to provide services through August 2003.  Pursuant to the agreement, the Company issued stock purchase warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share.  The warrants vest equally over a three month period and expire three years from the date of grant.  The estimated value of the warrants total approximately $30,000 and is included in selling, general and administrative expenses for the year ended December 31, 2003.  The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions:  average risk-free interest of 1.58%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 135%; and a term of 3 years.

In October 2003, the Company issued stock purchase warrants to an attorney for legal services to purchase 150,000 shares of its common stock at an exercise price of $1.21 per share in consideration of services provided to the Company.  The estimated value of the options totaled approximately $176,000 at the date of grant and is included in selling, general and administrative expenses for the year ended December 31, 2003.  The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions:  risk-free interest of 3.17%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 131%; and a term of 10 years.  In December 2003, a portion of the warrants were exercised and, as a result, the Company issued 112,000 shares of its common stock, which generated net proceeds to the Company totaling approximately $136,000.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 16 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock, Continued

Options and Warrants Issued to Professionals, Continued

In October 2003, the Company issued stock purchase warrants to a business development, acquisition and strategic planning consultant to purchase 500,000 shares of the its common stock at an exercise price of $1.25 in consideration for services provided to the Company.  The estimated value of the options totaled approximately $471,000 at the date of grant and is included in selling, general and administrative expenses for the year ended December 31, 2003.  The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions:  risk-free interest of 2.36%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 131%; and a term of 3 years.

In November 2003, the Company issued stock purchase warrants to a financial public relations firm to purchase 144,000 shares of the its common stock at an exercise price of $1.00 in consideration for services provided to the Company through October 31, 2004.  The estimated value of the options totaled approximately $153,000 at the date of grant.  Of this amount, approximately $17,000 was expensed in the year ended December 31, 2003 and approximately $136,000 is included in prepaid compensation expense as this relates to services to be provided in 2004.  The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions:  risk-free interest of 1.35%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 131%; and a term of 3 years.

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

In September 2004, the Company granted 200,000 shares of common stock options to a provider of legal services. Each option entitles the holder to purchase one share of common stock at an exercise price of $0.55 per share. Half of the options vest immediately while the remainder vests in February 2005. The estimated value of the option was approximately $105,000 at the date of issuance.

In November 2004, the Company issued stock purchase warrants to an attorney for legal services to purchase 300,000 shares of its common stock at an exercise price of $0.65 per share in consideration of services provided to the Company.  The estimated value of the options totaled approximately $173,000 at the date of grant and is included in selling, general and administrative expenses for the year ended December 31, 2004.  The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions:  risk-free interest of 4.14%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 124%; and a term of 10 years.

In November 2004, the Company issued stock purchase warrants to an attorney for legal services to purchase 250,000 shares of its common stock at an exercise price of $0.60 per share in consideration of services provided to the Company.  The estimated value of the options totaled approximately $144,000 at the date of grant and is included in selling, general and administrative expenses for the year ended December 31, 2004.  The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions:  risk-free interest of 4.14%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 124%; and a term of 10 years.

In November 2004, the Company issued stock purchase warrants to an attorney for legal services to purchase 50,000 shares of its common stock at an exercise price of $1.00 per share in consideration of services provided to the Company.  The estimated value of the options totaled approximately $28,000 at the date of grant and is included in selling, general and administrative expenses for the year ended December 31, 2004.  The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions:  risk-free interest of 4.14%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 124%; and a term of 10 years.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 16 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock, Continued

Options and Warrants Issued to Professionals, Continued

In November 2004, the Company issued stock purchase warrants to a business development firm for services to purchase 300,000 shares of its common stock at an exercise price of $0.50 per share in consideration of services provided to the Company.  The estimated value of the options totaled approximately $173,000 at the date of grant and is included in selling, general and administrative expenses for the year ended December 31, 2004.  The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions:  risk-free interest of 4.14%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 124%; and a term of 10 years.

In December 2004, the Company issued stock purchase warrants to a business development firm for services to purchase 400,000 shares of its common stock at an exercise price of $0.75 per share in consideration of services provided to the Company.  The estimated value of the options totaled approximately $267,000 at the date of grant and is included in selling, general and administrative expenses for the year ended December 31, 2004.  The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions:  risk-free interest of 4.18%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 123%; and a term of 10 years.

The number and weighted average exercise prices of the options and warrants issued to consultants are as follows:

December 31, 2004

December 31, 2003

Average

Average

Exercise

Exercise

Number

Price

Number

Price

Outstanding at beginning of the year

7,397,578

$

1.07

949,040

$

1.30

Granted during the year

4,663,192

1.03

6,758,224

1.01

Exercised during the year

1,397,222

0.51

126,286

1.14

Terminated during the year

       1,274,027

    1.52

183,400

–

Exercisable at end of the year

9,299,521

1.18

7,217,578

1.07

Outstanding at end of the year

9,389,521

1.07

7,397,578

1.07

Options and Warrants Issued to Professionals

The following table summarizes information on stock options and warrants outstanding and exercisable issued to consultants at December 31, 2004:

Weighted-

Weighted-

Weighted-

Range of

Remaining

Average

Average

Average

Exercise

Number

Contractual

Fair

Exercise

Prices

Outstanding

Life (Years)

Value

Price

$0 to $1

2,878,689

6.4

$

0.92

$

0.79

1 to 2

6,420,832

4.3

0.80

1.17

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 16 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock, Continued

Options and Warrants Issued to Professionals, Continued

The following table summarizes information on stock options and warrants outstanding and exercisable issued to consultants at December 31, 2003:

Weighted-

Weighted-

Weighted-

Range of

Remaining

Average

Average

Average

Exercise

Number

Contractual

Fair

Exercise

Prices

Outstanding

Life (Years)

Value

Price

$0 to $1

2,742,578

3.2

$

1.05

$

0.83

1 to 2

4,375,000

4.6

0.92

1.15

2 to 3

–

–

–

–

3 to 4

50,000

0.3

3.03

3.86

4 to 5

50,000

0.3

3.01

4.63

NOTE 17 – INCOME TAXES

For federal income tax return purposes, the Company has available net operating loss carry forwards of approximately $16,813,000, which expire through 2024 and are available to offset future income tax liabilities.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2004 are as follows:

Deferred tax asset –

  net operating loss carry forwards

$

6,725,000

Deferred tax liabilities –

  intangible assets

(2,052,000)

Net deferred assets before valuation allowance

4,673,000

Valuation allowance

(4,673,000)

 Net deferred tax asset

$

              –

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

December 31,

December 31,

2004

2003

Federal and state income tax rate

(34.0%)

(34.0%)

State income taxes, net federal benefit

  (6.0%)

  (6.0%)

Total expected provision

(40.0%)

(40.0%)

Permanent differences (discounts associated with warrants

  and beneficial conversion feature amortization and

  change in fair value of  warrant liability)

0.0%

9.6%

Loss for which no benefit is available

40.0%

30.4%

Effective income tax rate

  0.0%

  0.0%

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its office and warehouse facilities under variable lease agreements, of which no agreement extends greater than one year.  Rental expense under Company’s rental the operating leases totaled $122,000 and $83,000 for the years ended December 31, 2004 and 2003, respectively.

Employment Agreements

In December 2001, XCEL and BSI entered into employment agreements with 3 stockholders of the Company to pay an annual base salary of $125,000, $125,000 and $85,000 through December 2004.  The agreements include provisions for salary increases and stock options based on earnings growth the XCEL and BSI may achieve.  The agreements were terminated during 2003.  Under these agreements, salary expense totaled approximately $370,000 for the year ended December 31, 2003.

Effective January 1, 2002, the Company entered into employment agreements with its corporate officers/stockholders of the Company to pay an annual base salary of $190,000 plus a bonus based on key milestone’s the Company may achieve.  The agreements expire December 31, 2005.  In 2004, under the agreements, salary expense for the officers/stockholders totaled approximately $370,000.  In 2003, under the agreements, salary expense for the officers/stockholders totaled approximately $684,000, including 300,000 shares of the Company’s common stock valued at $300,000.

Notice of Federal Tax Lien

In September 2004, the Company received Form 668(y)(c) Notice of Federal Tax Lien from the Internal Revenue Service (IRS) giving notice that taxes (including penalties and interest) in the amount of $106,576 have been assessed against the Company for delinquent payroll taxes and that there is a lien in favor of the United States on all property and rights to property belonging to the Company for the amount due. As of December 31, 2004, the Company owes approximately $277,000 in delinquent payroll taxes. In February 2005, the Company remitted approximately $150,000 to the IRS to be applied to the balance due and the lien was released.  Management is currently working with the IRS to expeditiously resolve this matter.

Letter of Intent to Acquire Entity

In December 2004, the Company finalized a Letter of Intent to purchase Swiss Research, Inc., a privately-owned wellness product manufacturer.  Swiss Research’s products include weight and cholesterol management, arthritis and diabetes relief and immune support. This transaction is expected to close in the second quarter of 2005.

Legal Proceedings

Fortress Systems, Inc.

QBI is a defendant in a suit seeking $400,000 in damages brought by Fortress Systems, Inc., (“FSI”) Bankruptcy Trustee.  The suit which is pending in the U.S. Bankruptcy Court in Omaha, Nebraska alleges that certain products sold by QBI did not meet specifications of FSI.  While the outcome of the litigation cannot be predicted at this time, the Company is seeking to offset the $400,000 claim against 400,000 shares of its common stock which were issued to the Sellers of QBI’s assets (Note 3).

Violation of stock purchase agreement

In June 2004, the Company filed suit against an individual for wrongfully selling restricted stock in violation of a stock purchase agreement, causing damages of not less than $900,000 plus attorney fees.  The individual denies liability and has asserted a counterclaim to recover his attorney fees. The parties are in the process of completing discovery. No trial date is set. The likelihood of an unfavorable outcome cannot be evaluated and the range or amount of potential loss is unknown at this time.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 18 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal Proceedings, Continued

Claim of Wrongful Termination

In November 2004, an attorney for Jacob Engel, wrote a letter to the Company alleging that Health Sciences Group, Inc. failed to pay Mr. Engel his salary since January 1, 2004 at the rate of $150,000 per annum and wrongfully terminated his participation in the Company’s health insurance coverage leaving him uninsured for three months during which he incurred medical expenses which would have been covered and compelling his acceptance, with a reservation of rights of COBRA coverage for which he has been obliged to pay premiums since September 2004.  The letter stated that in the event cure is not fully effected by December 5, 2004, Mr. Engel will terminate his Employment Agreement for Good Reason pursuant to the Employment Agreement.  The letter further stated that unless the defaults are fully cured prior to December 5, 2004, in addition to all unpaid base salary since January 1, 2004 through the date of termination and the reimbursement of COBRA payments made by Mr. Engel, the Company will be obligated to pay Mr. Engel one year of his base salary and all accrued vacation pay and to restore Mr. Engel to coverage under the health insurance plan.  The letter further stated that in addition, Mr. Engel is entitled to have his rights in his stock options until December 5, 2005 and that Mr. Engel is owed $18,000 for legal expenses; has a claim for breach of the agreement between him and the Company by which he agreed to accept shares of the Company’s stock in lieu of $100,000 of his 2003 salary and has a claim for the automobile allowance of $350 per month which the Company agreed to provide him. There have been no further developments related to this matter through April 13, 2005.

The Company does not agree with the allegations made and is prepared to vigorously assert its position.

NOTE 19 – SEGMENT INFORMATION

The Company has three business units that have separate management and reporting infrastructures that offered different products and services.  The business units have been aggregated into three reportable segments:  Corporate, Pharmaceutical, and Research and Development.  The Corporate group is the holding company and oversees the operations of the other business units.  The Corporate group also arranges financing and strategic guidance for the entire organization.  The Pharmaceutical group provides in-home pharmaceutical products, primarily in Southern California.  The Research and Development group develops future and present products in the fields of drug delivery, vitamins and minerals, and cosmetic pharmaceuticals.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 2).  The Company had no intersegment sales for the years ended December 31, 2004 and 2003.  The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology and marketing strategies.  The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items and interest income and expense.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the year ended December 31, 2004 (in thousands):

Research and

Discontinued

Corporate

Pharmaceutical

Development

Operations

Consolidated

Sales, net

$

–

$

3,190

$

67

$

–

$

3,257

Loss before income taxes

$

(4,257)

$

(1,449)

$

(1,187)

$

(3,549)

$

(10,442)

Deprec. and amort.

$

71

$

286

$

125

$

–

$

482

Interest expense, net

$

691

$

57

$

–

$

–

$

748

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 19 – SEGMENT INFORMATION (CONTINUED)

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the year ended December 31, 2003 (in thousands):

Research and

Discontinued

Corporate

Pharmaceutical

Development

Operations

Consolidated

Sales, net

$

–

$

5,242

$

123

$

–

$

5,365

Loss before income taxes

$

(4,781)

$

(371)

$

(207)

$

(2,060)

$

(7,419)

Deprec. and amort.

$

213

$

255

$

73

$

–

$

541

Interest expense, net

$

795

$

89

$

–

$

–

$

844

NOTE 20 – SUBSEQUENT EVENTS

QBI Auction

In January 2005, the inventory and fixed assets of the Company’s subsidiary, Quality Botanical Ingredients, were sold at auction.  The net proceeds received, approximately $194,000, were applied to a line of credit balance due to La Salle Business Credit, LLC.

QBI Accounts Receivable Collection

From January 1 through February 28, 2005, an accounts receivable collection agency, working on behalf of La Salle Business Credit, LLC, collected approximately $114,000 of outstanding receivables of Quality Botanical Ingredients that were applied to a line of credit balance due to La Salle.

Conversion of Debentures

In February 2005, Cedar Crescent converted the remaining $245,000 of the original $300,000 note payable into 445,454 shares of the Company’s common stock.  No expense was recognized as all discounts have been amortized.

In March 2005, Castlerigg converted $100,000 of the original $500,000 note payable into 117,647 shares of the Company’s common stock.  As a result, approximately $9,000 of unamortized discount relating to the portion converted was expensed at the date of conversion and is included in interest expense.

Acquisition of Open Cell Biotechnologies, Inc.

In February 2005, the Company acquired Open Cell Biotechnologies, Inc. (OCBI), a wholly-owned subsidiary of UTEK Corporation in a tax-free stock-for-stock exchange.  The Company issued 822,845 unregistered shares of its common stock valued at approximately $955,000, based on the fair market value of the Company’s common stock at the date of issuance, to UTEK Corporation in exchange for 100% of the issued and outstanding shares of capital stock of OCBI.  The shares issued in the exchange are restricted and may only be resold pursuant to the requirements of the Securities Act of 1933.  The amount of consideration was determined by arms-length negotiations between the parties and the exchange was consummated in accordance with applicable law. Upon acquisition of OCBI the Company performed the significance test under Item 310 (c)(2)(iii) of Regulation S-B and determined the transaction to be immaterial.

At the time of acquisition OCBI had no employees, operations or liabilities. OCBI’s only assets include $200,000 in cash and an exclusive worldwide license to a patented technology known as Edible Sponges with zero book value.  The Company will engage a third party valuation firm to finalize the purchase price allocation.  As a result of this acquisition, the Company will recognize no charges to the statement of operations.

Upon

Acquisition

Assets

    Cash

$

200,000

    Edible Sponge license

          –

200,000

Total liabilities

          –

Net Assets

$

112,500

It is anticipated that all compositions of Edible Sponges will be GRAS-certified (Generally Recognized as Safe) as determined by the United States Food and Drug Administration.  The Company will market Edible Sponges under a  to be determined brand name and distribute the product through its Swiss Research subsidiary.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 20 – SUBSEQUENT EVENTS (CONTINUED)

Shares Issued for Dividends, Interest and Penalties

In January 2005, the Company issued 54,545 shares of common stock in lieu of cash for interest due to the debenture holders.

In February 2005, the Company issued 611,762 shares of common stock in lieu of cash for dividends and penalties due to holders of the Company’s Series A Preferred Stock.  This distribution satisfied approximately $360,000 of accrued penalties and $139,000 of dividends payable on the books as of December 31, 2004.

Shares Issued for Services

In January 2005, the Company issued 8,750 shares of its common stock to a consultant in lieu of cash for marketing and advertising services.  The value of the shares totaled approximately $7,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In January 2005, the Company issued 31,400 shares of its common stock to a consultant in lieu of cash for investor relationship management services.  The value of the shares totaled approximately $27,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In January 2005, the Company issued 25,000 shares of its common stock to an employee as a bonus for work performed in 2004 and 35,000 shares of its common stock to the same employee in lieu of salary for the first quarter of 2005.  The value of the shares totaled approximately $45,000 and was determined based on the fair market value of the Company’s common stock at the date of grant.

In February 2005, the Company issued 60,000 shares of its common stock to a law corporation in lieu of cash for legal services previously provided.  The value of the shares totaled approximately $50,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In February 2005, the Company issued 100,000 shares of its common stock to a business development firm for services.  The value of the shares totaled approximately $83,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In February 2005, the Company issued 5,882 shares of its common stock to a consultant in lieu of cash for marketing and advertising services.  The value of the shares totaled approximately $7,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In March 2005, the Company issued 7,400 shares of its common stock to a law corporation in lieu of cash for legal services provided.  The value of the shares totaled approximately $10,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In March 2005, the Company issued 16,596 shares of its common stock to a business development firm in lieu of cash for services provided.  The value of the shares totaled approximately $21,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In April 2005, the Company issued 8,000 shares of its common stock to a law corporation in lieu of cash for legal services provided.  The value of the shares totaled approximately $10,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In April 2005, the Company issued 5,600 shares of its common stock to a consultant in lieu of cash for marketing and advertising services.  The value of the shares totaled approximately $7,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

Shares Issued to Officers

In April 2005, the Company issued 120,000 and 110,000 shares to Messrs. Tannous and Glaser respectively for salary and vacation compensation accrued during 2004. The value of the shares totaled approximately $92,000 and $85,000, respectively, and was based on the fair value of the Company’s stock on the day the Board authorized the grant.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 20 – SUBSEQUENT EVENTS (CONTINUED)

Shares Issued upon Conversion of Series A Preferred Stock

In February 2005, the Company issued 352,942 shares of common stock upon conversion request made by holders on the Company’s Series A Convertible Preferred Stock.

In March 2005, the Company issued 162,000 shares of common stock upon a conversion request made by holders on the Company’s Series A Convertible Preferred Stock.

Options Exercised

In February 2005, the Company issued 550,000 shares of common stock to two individuals upon the exercise of stock options with an exercise price of $0.60 per share.  Proceeds to the Company from the option exercise totaled approximately $330,000.

In March 2005, the Company issued 83,334 shares of common stock to an individual upon the exercise of stock options with exercise price of $0.60 per share.  Proceeds to the Company from the option exercise totaled approximately $50,000.

In March 2005, the Company issued 50,000 shares of common stock to an individual upon the exercise of stock options with exercise price of $1.00 per share.  Proceeds to the Company from the option exercise totaled approximately $50,000.

In March 2005, the Company issued 85,000 shares of common stock to a consulting firm upon a cashless exercise of stock options with an exercise price of $1.50 per share.

Release of personal guarantees

In March 2005, the Company's counsel received a letter from counsel of two former shareholders of XCEL that have outstanding personal guarantees of an XCEL debt of approximately $111,000 (which bears interest at 11% per annum). The shareholders, per the 2001 purchase agreement for XCEL, demanded that their personal guarantees of such debt be released and replaced by the guarantees of the Company (and Messrs. Tannous and Glaser). The Company and Messrs. Tannous and Glaser have denied such request on various grounds including estoppel (i.e., that such shareholders did nothing for 3 years are now estopped from seeking enforcement) and other grounds.

Securities Sold

In February 2005, pursuant to an additional investment right related to a Securities Purchase Agreement dated September 2004, the investor exercised that right providing for the sale of 294,118 shares of common stock at a purchase price of $0.85 per share for approximately $250,000.  For each share purchased, the investor also received one warrant entitling the holder to purchase one share of common stock at an exercise price of $1.10 within five years from the date of grant.  A commission of 29,411 shares of common stock and 44,118 stock purchase warrants was issued to a firm that provided transaction related services.  This private placement was offered and sold only to accredited investors.  All shares and warrants related to this transaction are restricted under Rule 144 and exempt from the registration provisions pursuant to the Securities Act of 1933.

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

Repayment of Loan to Shareholder

In March 2005, the Company’s subsidiary, XCEL Medical Pharmacy, paid approximately $106,000 to a shareholder to satisfy an outstanding note payable.

In March 2005, the Company repaid approximately $115,000 to shareholders for loans made to the Company throughout 2004 and the first quarter of 2005.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 20 – SUBSEQUENT EVENTS (CONTINUED)

Private Placement – Series C Convertible Preferred Stock

In March 2005, the Company has authorized the sale of 5,000 units and commenced a Private Placement to accredited investors for the sale of 3,166 units of the Company’s Series C Convertible Preferred Stock (“Series C Preferred”) which has a par value of $0.001 per share and a face value of $1,000. The Series C Preferred shall be convertible into common stock at the fixed conversion price of $1.10 per share.  The Series C Preferred has voting rights equal to the common stock into which the Series C Preferred is convertible. The Company received net proceeds of approximately $2,745,000 after commissions, legal and placement fees.

The investors shall be issued common stock purchase warrants in an amount equal to 50% of the number of common shares underlying the Series C Preferred based on the fixed conversion price. The warrants shall have a term of five years and shall have an exercise price equal to $1.60.

For a period beginning on the effectiveness of the registration statement and for ninety (90) days thereafter, the investors shall have the right to make an additional investment equal to fifty percent (50%) of the original amount purchased at the purchase price. Upon the exercise of shares in the Additional Investment Right, the investors shall receive an additional warrant with the same terms and conditions as the warrant issued in the offering.

The Series C Preferred stock has a term of 36 months and shall convert into shares of the Company’s common stock at the earlier of either the request of the Holder at the purchase price per unit, or in twenty-four (24) equal monthly payments beginning in the twelfth (12th) month from closing, ending in the thirty-sixth (36th) month from closing, for all unconverted Series C Preferred. At the option of the Company the amortization shall be paid in either cash or common stock at ninety-three percent (93%) of the average of the twenty (20) day daily VWAP prior to payment.

The Holders of the Series C Preferred stock shall be entitled to receive dividends at 8% per annum at the end of each calendar quarter and three years from the date of closing payable in cash or, at the Company’s sole discretion, in registered shares of the Company’s common stock at ninety-three percent (93%) of the average of the twenty (20) day daily VWAP prior to payment.

Appointment of New Member to the Board of Directors

In February 2005, the Company appointed Mr. Sid L. Anderson to its Board of Directors, effective immediately. Mr. Anderson is a consultant to corporations on financial and strategic business matters.  Mr. Anderson previously practiced law as a Partner with the law firm of Pray, Walker, Jackman, Williamson & Marlar where he specialized in securities law, taxation and mergers and acquisitions.  Formerly, he was manager in the tax department of Peat Marwick, Mitchell & Co., currently KPMG, in Tulsa, Oklahoma.  As an independent board member, Mr. Anderson does have the requisite public company background and experience to be considered an “audit committee financial expert” as defined by the Securities and Exchange Commission and is expected to serve on the Board’s audit committee.

Settlement with Legal Counsel

In March 2005, the Company reached a settlement with a vendor that reduces the Company’s year-end accounts payable obligation from approximately $207,000 to $50,000.  This balance reduction has been recognized as of year end as a reduction to accounts payable in these consolidated financial statements.

Equity Line Increased

In February 2005, the Company modified its existing Equity Line Agreement and increased the maximum funds available from $5,000,000 to $7,500,000 by issuing the original accredited investor 205,882 shares of common stock and 205,882 stock purchase warrants.  The Company also issued 30,882 stock purchase warrants to a firm as commissions for services related to the transaction.  The value of the shares issued totaled approximately $175,000 and was determined based on the fair market value of the Company’s common stock at the date of issuance.  Each warrant enables the investor to purchase one share of common stock at $1.10 per share, and expires five years from the transaction date.