Form 10QSB
period 2005-03-31
HEALTH SCIENCES GROUP INC
filed 2005-05-16
CIK 1127696

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal quarter ended March 31, 2005

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

None

Common Stock, $0.001 Par Value

(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

As of May 15, 2005, there were outstanding 1,779,182 shares of Series A convertible preferred stock, 529,413, on an as if converted basis, of Series B convertible preferred stock, 2,877,894, on an as if converted basis, shares of Series C convertible preferred stock ,and 23,026,190 of the issuer’s common stock, all at a $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Part I.

Financial Information

Item 1.

Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet as of March 31, 2005 (unaudited)..….…

2

Condensed Consolidated Statements of Operations for the Three Months

Ended March 31, 2005 and March 31, 2004 (unaudited)….........................

4

Condensed Consolidated Statement of Stockholders Equity for the Three Months

Ended March 31, 2005 (unaudited)………………………...........................

5

Condensed Consolidated Statements of Cash Flows for the Three Months

Ended March 31, 2005 and March 31, 2004 (unaudited)….……..…..……

7

Notes to Condensed Consolidated Financial Statements (unaudited)..……..……

9

Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations….....………………..…………………….………

22

Item 3.

Controls and Procedures...........................................................................................

28

Part II.

Other Information

Item 1.

Legal Proceedings ……………………………………………………..……………..

29

Item 2.

Changes in Securities …………………………………………………………….….

29

Item 3.

Defaults upon Senior Securities ………………………………………………….….

30

Item 4.

Submission of Matters to a Vote of Security Holders ………………………….……

30

Item 5.

Other Information ………………………………………………………………..…..

30

Item 6.

Exhibits ………………………………………………………………………………

31

Signatures …………………………………………………………………………………………..

32

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2005 and December 31, 2004

(Unaudited)

March 31,

December 31,

2005

2004

ASSETS

Current assets:

  Cash and cash equivalents

$

2,093,278

$

240,532

  Accounts receivable, net of contractual allowance and

    allowance for doubtful accounts totaling $72,030 and $5,590, respectively

62,242

137,929

  Inventory

38,086

63,866

  Prepaid acquisition costs

73,668

–

  Prepaid expenses

    10,306

  10,280

2,277,580

452,607

Assets of discontinued operations held for sale

             –

308,142

            Total current assets

2,277,580

760,749

Machinery, furniture and equipment, net of accumulated

  depreciation and amortization

18,747

31,142

Loan fees, net of accumulated amortization

5,536

13,843

Intangible assets, net of accumulated amortization

4,290,817

3,595,539

            Total non-current assets

4,315,100

3,640,524

$

6,592,680

$

4,401,273

LIABILITIES

Current liabilities:

  Accounts payable

$

306,656

$

550,492

  Accrued expenses

136,145

275,438

  Accrued payroll liabilities

207,466

207,466

  Accrued penalties due preferred stockholders

120,000

360,000

  Current maturities of notes payable

101,147

111,147

  Convertible debentures payable,

    net unamortized discount of $17,216 and $53,332, respectively

297,784

606,668

  Delinquent payroll tax liability, including penalties and interest

118,417

277,166

  Loans payable, stockholders

1,800

163,050

  Dividends payable

    65,641

   169,876

1,355,056

2,721,303

Liabilities of discontinued operations held for sale

3,156,555

3,464,597

            Total current liabilities

4,511,611

6,185,900

Warrant liability

7,572,664

2,602,539

Series A convertible preferred stock, net of unamortized

  discount of $456,681 and $539,277, respectively

466,864

855,383

Series B convertible preferred stock, net of unamortized

  discount of $335,231 and $355,892, respectively

158,014

148,603

Series C convertible preferred stock, subject to mandatory redemption,

  net of unamortized discount of $3,094,963

   963,248

             –

9,160,790

3,606,525

 Total liabilities

13,672,401

9,792,425

The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

March 31, 2005 and December 31, 2004

(Unaudited)

March 31,

December 31,

2005

2004

STOCKHOLDERS’ EQUITY (DEFICIT)

Stockholders’ equity (deficit):

  Common stock; $0.001 par value, 50,000,000 shares

    authorized, 22,361,062 and 18,206,094  shares issued

    and outstanding at March 31, 2005 and December 31,

    2004, respectively

$

22,362

$

18,206

  Additional paid-in capital

20,470,138

18,003,840

  Cost of treasury shares

(52,500)

(52,500)

  Prepaid compensation expense

(487,859)

(444,692)

  Accumulated deficit

(27,031,862)

(22,916,006)

          Total stockholders’ equity (deficit)

  (7,079,721)

(5,391,152)

$

  6,592,680

$

4,401,273

The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2005 and 2004 (unaudited)

Three Months

Three Months

Ended

Ended

March 31, 2005

March 31, 2004**

Sales, net

$

202,975

$

1,028,382

Cost of goods sold

   87,538

901,850

Gross profit

115,437

126,532

Selling, general and

    administrative expenses:

Advertising and marketing expenses

918,184

630

Salary expenses

168,118

232,204

Professional, legal and accounting expenses

496,114

398,626

Depreciation and amortization

170,706

126,545

Penalties

141,690

170,669

Other selling, general and administrative expenses

     201,677

     199,804

Total selling, general and administrative expenses

  2,096,489

  1,128,478

Loss from operations

(1,981,052)

(1,001,946)

Other (expense) income

  Interest expense recorded as amortization of discounts on convertible debentures

(36,116)

(85,770)

  Interest expense recorded as amortization of discounts on convertible preferred stock

(118,472)

(82,370)

  Interest expense on convertible debentures

(13,900)

(94,470)

  Interest expense and financing costs on all other obligations, net

(11,962)

(58,888)

  Change in fair value of warrant liability

(1,954,354)

512,761

Total other (expense) income

(2,134,804)

   191,263

Loss from continuing operations before income taxes

(4,115,856)

(810,683)

Provision for income taxes

              –

             –

Loss from continuing operations

(4,115,856)

(810,683)

Loss from discontinued operations

–

(365,499)

Net loss

(4,115,856)

(1,176,182)

Preferred dividends

      (121,463)

       (19,253)

Net loss attributable to common shareholders

$

(4,237,319)

$

(1,195,435)

Net loss per share attributable to common shareholders - basic and diluted

$

(0.21)

$

(0.09)

Weighted average common shares outstanding - basic and diluted

20,040,199

13,054,193

** Restated to reflect discontinued operations of subsidiary Quality Botanical Ingredients, Inc. (Note 8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Additional

Cost of

Prepaid

Total

Common stock

paid-in

treasury

compensation

Accumulated

stockholders'

Shares

Amount

capital

shares

expense

deficit

equity

Balance at January 1, 2005

18,206,094

$

18,206

$

18,003,840

$

(52,500)

$

(444,692)

$

(22,916,006)

$

(5,391,152)

Common stock options exercised for cash

683,334

683

511,817

–

–

–

512,500

Warrants exercised on a cashless basis

85,000

85

(85)

–

–

–

–

Conversion of debentures for common stock

563,101

564

344,436

–

–

–

345,000

Issuance of common stock for acquisitions

822,845

823

953,677

–

–

–

954,500

Issuance of common stock for cash

294,118

294

(10,000)

–

–

–

(9,706)

Issuance of common stock for commissions

29,411

29

(29)

–

–

–

–

Issuance of warrants for commissions

–

–

(680,261)

–

–

–

(680,261)

Issuance of warrants with common stock

–

–

(49,854)

–

–

–

(49,854)

Issuance of common stock

  for increase of equity line

205,882

206

(206)

–

–

–

–

Issuance of common stock warrants

  for increase of equity line

–

–

(209,689)

–

–

–

(209,689)

Issuance of common stock for services

290,028

290

249,101

–

–

–

249,391

Issuance of common stock options

  for services

–

–

107,977

–

–

–

107,977

Issuance of common stock to debenture

  holders for interest

54,545

55

29,945

–

–

–

30,000

Issuance of common stock to preferred

  shareholders for dividends

188,234

188

159,812

–

–

–

160,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

Additional

Cost of

Prepaid

Total

Common stock

paid-in

treasury

compensation

Accumulated

stockholders'

Shares

Amount

capital

shares

expense

deficit

equity

Issuance of common stock to preferred

  shareholders for penalties

423,528

424

359,576

–

–

–

360,000

Issuance of common stock upon the

  conversion of preferred shares

514,942

515

437,185

–

–

–

437,700

Mark to market adjustment of prepaid

  options and warrants

–

–

172,114

–

(172,114)

–

`

–

Dividends earned on Series C Preferred

  Stock issued due to BCF

–

–

(55,822)

–

–

–

(55,822)

Value of discount attributable to the

  beneficial conversion feature from

  the sale of Series C Preferred Stock

–

–

55,822

–

–

–

55,822

Amortization of common stock issued

  in advance of services

–

–

–

–

114,580

–

114,580

Amortization of common stock options

  and warrants issued in advance of services

–

–

–

–

14,367

–

14,367

Amortization of equity line commitment fee

–

–

90,782

–

–

–

90,782

Net loss

             –

        –

             –

         –

           –

   (4,115,856)

(4,115,856)

Balance at March 31, 2005

22,361,062

$

22,362

$

20,470,138

$

(52,500)

$

(487,859)

$

(27,031,862)

$

(7,079,721)

The accompanying notes are an integral part of the consolidated financial statements.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March, 2005 and 2004 (unaudited)

Three Months Ended

Three Months Ended

March 31, 2005

March 31, 2004**

Cash flows used for operating activities:

  Net loss

$

(4,115,856)

$

(1,176,182)

  Adjustments to reconcile net loss to net cash

    used for operating activities:

      Provision for contractual allowance and allowance

        for doubtful accounts

66,440

7,454

      Depreciation

12,396

13,173

      Amortization of intangible assets and loan fees

67,529

113,372

      Amortization of discounts on convertible debentures

36,116

85,770

      Amortization of discounts on convertible preferred stock

118,472

      82,370

      Amortization of common stock issued in advance of service

114,580

      97,042

      Amortization of options and warrants issued in advance of service

14,367

       46,575

      Amortization of equity line commitment fee

90,782

–

      Issuance of common stock for services rendered

204,391

–

      Issuance of common stock options and warrants for services rendered

107,977

–

      Issuance of common stock to preferred shareholders for penalties

360,000

169,410

      Issuance of common stock to preferred shareholders for interest

–

40,000

      Change in fair value of warrant liability

1,954,354

(512,761)

  Changes in assets and liabilities:

    (Increase) decrease in assets:

      Accounts receivable

9,248

56,272

      Inventory

–

28,474

      Prepaid acquisition costs

(73,668)

–

      Prepaid expenses

(26)

(7,442)

      Assets of discontinued operations held for sale

308,042

858,927

    Increase (decrease) in liabilities:

      Accounts payable and accrued expenses

(522,248)

71,779

      Payroll taxes due

(158,749)

81,633

      Liabilities of discontinued operations held for sale

(308,042)

(514,775)

          Net cash used for operating activities

(1,713,895)

(458,909)

Cash flows provided by investing activities:

  Cash acquired through subsidiary acquisition

    200,000

            –

          Net cash provided by investing activities

    200,000

            –

** Restated to reflect discontinued operations of subsidiary Quality Botanical Ingredients, Inc. (Note 8)

The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Three Months Ended March 31, 2005 and 2004 (unaudited)

Three Months Ended

Three Months Ended

March 31, 2005

March 31, 2004**

Cash flows provided by financing activities:

  Payments on capital lease obligations

–

(1,048)

  Payments on notes payable

(10,000)

(23,178)

  Payments on notes payable - stockholders

(161,250)

–

  Proceeds from subscriptions receivable

(35,000)

8,572

  Proceeds from notes payable - stockholders

–

20,000

  Proceeds from lines of credit

–

40,420

  Proceeds from the issuance of common stock

240,000

–

  Proceeds from the exercise of common stock options

512,500

309,375

  Proceeds from issuance of Series C Preferred Stock

2,820,391

          –

          Net cash provided by financing activities

3,366,641

354,141

Net decrease in cash and cash equivalents

1,852,746

(104,768)

Cash and cash equivalents, beginning of period

240,532

121,076

Cash and cash equivalents, end of period

$

2,093,278

$

   16,308

Supplemental disclosure of cash flow information:

  Interest paid

$

      11,962

$

   70,169

  Taxes paid

$

               –

$

            –

Supplemental disclosure of non-cash investing and financing activities:

  Value of common stock issued to acquire Open Cell Biotechnologies

$

  954,500

$

            –

  Value of common stock issued upon conversion of Series A Preferred

$

  437,700

$

            –

  Value of common stock issued for equity line commitment fee

$

  175,000

$

            –

  Value of common stock issued as commissions for equity sale

$

     25,000

$

            –

  Value of warrants issued for equity line commitment fee

$

   209,689

$

            –

  Value of warrants issued with common stock

$

   299,560

$

            –

  Value of warrants issued with preferred stock

$

1,826,259

$

            –

  Value of warrants issued as commissions for common stock sale

$

     44,934

$

            –

  Value of warrants issued as commissions for preferred stock sale

$

     603,874

$

            –

  Value of warrants issued as commissions for equity line increase

$

     31,453

$

            –

  Value of discount amortized to dividends from Series C preferred BCF

$

     55,822

$

            –

  Write off of fully depreciated assets

$

       1,512

$

            –

  Debentures converted into common stock

$

   345,000

$

   70,000

  Issuance of common stock to preferred shareholders for dividends

$

   160,000

$

   80,000

  Issuance of common stock to debenture holders for interest

$

     30,000

$

   85,092

** Restated to reflect discontinued operations of subsidiary Quality Botanical Ingredients, Inc. (Note 8)

The accompanying notes are an integral part of these condensed consolidated financial statements

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005 and 2004 (unaudited)

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

On October 20, 2004, the Board of Directors of the Company elected to discontinue operations of its wholly-owned subsidiary, QBI (Note 8).  The Company, through the secured lender, engaged professional service firms to facilitate the liquidation of QBI’s inventory and fixed assets and to collect QBI’s outstanding accounts receivable. Proceeds from the sale of such assets will be used to repay QBI’s creditors for outstanding obligations.  The Company is a guarantor of the obligations of QBI pursuant to a Continuing Unconditional Corporate Guaranty dated as of February 21, 2003.  Management believes the Company’s continuing operations will not be adversely affected by this action.

On December 28, 2004, the Company signed a letter of intent to acquire the assets of Swiss Research, Inc. a company which markets and sells branded nutraceutical products addressing major wellness categories, including weight management, arthritis support, cholesterol reduction and diabetes management.  This transaction is expected to close in May 2005.

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by Health Sciences Group, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual condensed consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  The results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.  These condensed consolidated financial statements and the notes hereto should be read in conjunction with the Company's consolidated audited financial statements and related footnotes for the year ended December 31, 2004 included in the Company's annual report on Form 10-KSB which was filed April 15, 2005.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005 and 2004 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Classes of Stock

The Company’s Articles of Incorporation, as amended, authorized the issuance of up to 55,000,000 shares of stock, consisting of 5,000,000 shares of Convertible Preferred Voting and Non-voting Equity stock and 50,000,000 shares of common stock, which have a par value of $0.001.

Convertible Preferred Stock

Convertible Preferred Voting and Non-voting Equity stock will have par terms, preferences and conversion features as determined by the Board of Directors at the time of the issuance of any such shares.  In July 2003, the Board of Directors executed and filed a Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock with the State of Colorado, which authorized the issuance of 2,352,948 shares of Series A convertible preferred stock.  Each unit is convertible into one share of common stock.  In April 2004, the Board of Directors executed and filed a Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock with the State of Colorado, which authorized the issuance of 130 units of Series B convertible preferred stock.  Each unit is convertible into 29,412 shares of common stock.  In March 2005, the Board of Directors executed and filed a Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock with the State of Colorado, which authorized the issuance of 5,000 units of Series C convertible preferred stock. Each unit is convertible into approximately 909 shares of common stock.

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

In the first three months of 2005, management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

•

The Company has raised approximately $3,060,000 from the sale of common and preferred stock. In addition, the Company has received approximately $513,000 from the exercise of options and warrants.

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

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005 and 2004 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Comprehensive Income (Loss)

The Company has no components of Other Comprehensive Income (Loss), and accordingly no Statement of Comprehensive Income (Loss) has been included in the accompanying condensed consolidated financial statements.

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

Reclassification

Certain amounts from the three months ended March 31, 2004 have been reclassified to correspond to the three months ended March 31, 2005.

Changes in Accounting Policies

There have been no changes in accounting policies used by the Company during the three months ended March 31, 2005.

Recent Accounting Pronouncements

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

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005 and 2004 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its

Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe the impact will be significant to the Company's overall results of operations or financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the company will evaluate the impact of the adoption of EITF 03-1.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005 and 2004 (unaudited)

NOTE 3 – STOCK OPTIONS ISSUED TO EMPLOYEES AND DIRECTORS

Pro Forma Information for Stock Options Issued to Employees and Directors

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

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company’ net loss and loss per share would be reduced to the pro forma amounts indicated below for the three months ended March 31, 2005 and 2004:

March 31, 2005

March 31, 2004

Net loss attributable to common

  shareholders, as reported

$

(4,237,319)

$

(1,195,435)

Stock compensation calculated under APB 25

–

–

Stock compensation calculated under SFAS 123

     (252,091)

(50,836)

Pro forma net loss attributable to

  common shareholders

$

(4,489,410)

$

(1,246,271)

Net loss per share available to common

  shareholders – basic and diluted

     As reported

$

        (0.21)

$

       (0.09)

     Pro forma

$

        (0.22)

$

       (0.10)

Pro forma information using the Black-Scholes method at the date of grant is based on the following assumptions for the three months ended March 31, 2005 and 2004, respectively: average risk free interest rate of 3.3% and 1.99%; dividend yield of 0.0%; average volatility factor of the expected market price of the Company’s common stock of 129.0% and 123.0%; and an expected life of 6.0 and 3.0 years.

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

NOTE 4 – BUSINESS ACQUISITIONS

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

March 31, 2005 and 2004 (unaudited)

NOTE 4 – BUSINESS ACQUISITIONS, CONTINUED

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

200,000

It is anticipated that all compositions of Edible Sponges will be GRAS-certified (Generally Recognized as Safe) as determined by the United States Food and Drug Administration.  The Company will market Edible Sponges under a to be determined brand name and distribute the product through its Swiss Research subsidiary.

NOTE 5 – INTANGIBLE ASSETS

A summary is as follows:

March 31, 2005

Patents

$

2,305,742

Licensing Agreements

2,146,000

Less accumulated amortization

  (160,925)

$

4,290,817

Amortization expense for intangible assets totaled approximately $59,000 for the three months ended March 31, 2005.  Amortization expense for intangible assets for the years ending December 31, 2005 through 2021 is estimated to be approximately $248,000 per year.

Patents

Patents consist of the assigned fair market value at the date of acquisition arising from the purchase of BioSelect Innovations, Inc.  Patent costs are amortized on a straight-line basis over their economic lives of approximately 19 years and are reviewed for impairment whenever the facts and circumstances indicate that the carrying amount may not be recoverable.

Licensing Agreements

Upon the acquisition of Polymann Technologies Inc., Apple Peel Technologies Inc., and Open Cell Biotechnologies, Inc. the Company acquired the rights to develop and commercialize a license to intellectual property owned by each entity.  Each license was independently valued and determined to exceed the purchase price.  The purchase price allocation was assigned to each license and will be amortized over the life of the license.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005 and 2004 (unaudited)

NOTE 6 – WARRANT LIABILITY

In conjunction with raising capital through the sale of equity, the Company has issued various warrants that have registration rights for the underlying shares.  As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet and the change in fair value from the date of issuance to March 31, 2005 has been included in other (expense) income.

For the three months ended March 31, 2005 the change in fair value of all warrants issued with registration rights for the underlying shares, including those warrants issued with the Series A Preferred, Series B Preferred, and Series C Preferred increased by approximately $1,954,000 and is recognized in other income (expense).

NOTE 7 – STOCKHOLDERS’ EQUITY

Conversion of Debentures

In February 2005, the holder of a convertible debenture converted the remaining $245,000 of the original $300,000 note payable into 445,454 shares of the Company’s common stock.  No expense was recognized as all discounts have been amortized.

In March 2005, the holder of a convertible debenture converted $100,000 of the original $500,000 note payable into 117,647 shares of the Company’s common stock.  As a result, approximately $9,000 of unamortized discount relating to the portion converted was expensed at the date of conversion and is included in interest expense.

Shares Issued for Dividends, Interest and Penalties

In January 2005, the Company issued 54,545 shares of common stock in lieu of cash for interest due to the debenture holders. This distribution satisfied approximately $30,000 of accrued interest on the books as of December 31, 2004.

In February 2005, the Company issued 611,762 shares of common stock in lieu of cash for dividends and penalties due to holders of the Company’s Series A Preferred Stock.  This distribution satisfied approximately $360,000 of accrued penalties and $160,000 of dividends payable on the books as of December 31, 2004.

Options Issued to Professionals

In January 2005, the Company issued stock purchase options to a business development firm for services to purchase 150,000 shares of its common stock at an exercise price of $0.75 per share in consideration of services provided to the Company.  The estimated value of the options totaled approximately $108,000 at the date of grant and is included in selling, general and administrative expenses for the three months ended March 31, 2005.  The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions:  risk-free interest of 4.29%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 124%; and a term of 10 years.

Options Issued to Board of Directors

In February 2005, the Company issued stock purchase options to two members of the Company’s Board of Directors to each purchase 50,000 shares of its common stock at an exercise price of $1.37 per share in consideration of services provided to the Company.  The estimated value of the options, in aggregate, totaled approximately $131,000 at the date of grant. Approximately 52,000 shares vest immediately with the remainder vesting ratably over a one year period.  The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions:  risk-free interest of 4.16%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 124%; and a term of 10 years.  This value is included in Note 3, Pro Forma Information for Stock Options Issued to Employees and Directors.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005 and 2004 (unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY, CONTINUED

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

Shares Issued upon Conversion of Series A Preferred Stock

In February 2005, the Company issued 352,942 shares of common stock upon conversion request made by holders on the Company’s Series A Convertible Preferred Stock.  The transaction reclassified approximately $300,000 of value from Preferred Stock to common stock.

In March 2005, the Company issued 162,000 shares of common stock upon a conversion request made by holders on the Company’s Series A Convertible Preferred Stock. The transaction reclassified approximately $137,000 of value from Preferred Stock to common stock.

Securities Sold

In February 2005, pursuant to an additional investment right related to a Securities Purchase Agreement dated September 2004, the investor exercised that right providing for the sale of 294,118 shares of common stock at a purchase price of $0.85 per share for approximately $250,000, less transaction related fees.  For each share purchased, the investor also received one warrant entitling the holder to purchase one share of common stock at an exercise price of $1.10, valued at approximately $300,000, within five years from the date of grant.  A commission of 29,411 shares of common stock and 44,118 stock purchase warrants was issued to a consulting firm that provided transaction related services, for a fair value of approximately $25,000 for the common stock and $45,000 for the warrants, was treated as an offset to the related equity raised.  The value of the warrants was estimated using the Black-Scholes pricing model with the following assumptions:  risk-free interest of 3.91%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 124%; and a term of 5 years.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005 and 2004 (unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY, CONTINUED

Securities Sold, Continued

The Company is required to file a registration statement covering the common shares underlying the warrants.  Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the shares have been recorded as a warrant liability until the Company has obtained an effective registration statement.  Upon the completion of the registration statement, the net value of the shares shall be recorded as additional paid-in capital. The net value of the warrants at March 31, 2005 is approximately $366,000.  The approximate $21,000 increase in fair value has been included in other income (expense).

Options Exercised

In February 2005, the Company issued 550,000 shares of common stock to two individuals upon the exercise of stock options with an exercise price of $0.75 per share.  Proceeds to the Company from the option exercise totaled approximately $412,500.

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

In March 2005, the Company issued 85,000 shares of common stock to a consulting firm upon a cashless exercise of stock options with an exercise price of $1.00 per share.

Convertible Preferred Stock

Private Placement – Series C Convertible Preferred Stock

In March 2005, the Company has authorized the sale of 5,000 units and commenced a Private Placement to accredited investors for the sale of 3,166 units of the Company’s Series C Convertible Preferred Stock (“Series C Preferred”) which has a par value of $0.001 per share and a face value of $1,000. The Series C Preferred shall be convertible into common stock at the fixed conversion price of $1.10 per share.  Each unit of Series C Preferred in convertible into 909 shares of common stock and has voting rights equal to the common stock into which the Series C Preferred is convertible. The Company received net proceeds of approximately $2,813,000 after commissions, legal and placement fees.

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

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005 and 2004 (unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY, CONTINUED

Private Placement – Series C Convertible Preferred Stock, Continued

The Company is required to file a registration statement covering the common shares underlying the Series C Preferred Warrants.  Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, approximately $1,826,000, the net value of the shares at March 15, 2005, has been recorded as a warrant liability until the Company has obtained an effective registration statement.  The value of the warrants was estimated using the Black-Scholes pricing model with the following assumptions:  average risk-free interest of 4.22%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 124%; and a term of 5 years.  Upon the completion of the registration statement, the net value of the shares shall be recorded as additional paid-in capital. The net value of the warrants at March 31, 2005 is approximately $1,502,000.  The approximate $324,000 decrease in fair value has been included in other income (expense).

The Beneficial Conversion Feature (BCF) attributable to the Series C Preferred stock is the difference between the preferred stock’s face value and the warrant value.  Per EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the BCF has been recorded as a discount and will be amortized to dividends over the 36 month term.

In conjunction with this offering, the Company incurred non-cash commission expense, treated as an offset to the equity raised, to be paid via distributions of warrants to purchase common stock.  The Company issued 460,818 warrants, valued at approximately $604,000, entitling the holder to purchase one share of common stock at an exercise price of $1.10 per share, within five years from the date of grant.  The value of the warrants was estimated using the Black-Scholes pricing model with the following assumptions:  average risk-free interest of 4.22%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 124%; and a term of 5 years.

The Company is required to file a registration statement covering the common shares underlying the warrants.  Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the shares have been recorded as a warrant liability until the Company has obtained an effective registration statement.  Upon the completion of the registration statement, the net value of the shares shall be recorded as additional paid-in capital. The net value of the warrants at March 31, 2005 is approximately $481,000.  The approximate $123,000 decrease in fair value has been included in other income (expense).

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

Each warrant enables the investor to purchase one share of common stock at $1.10 per share, valued at approximately $241,000, and expires five years from the transaction date. The value of the warrants was estimated using the Black-Scholes pricing model with the following assumptions:  average risk-free interest of 3.91%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 124%; and a term of 5 years.

The Company is required to file a registration statement covering the common shares underlying the warrants.  Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the shares have been recorded as a warrant liability until the Company has obtained an effective registration statement.  Upon the completion of the registration statement, the net value of the shares shall be recorded as additional paid-in capital. The net value of the warrants at March 31, 2005 is approximately $256,000.  The approximate $15,000 increase in fair value has been included in other income (expense).

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005 and 2004 (unaudited)

NOTE 8 – DISCONTINUED OPERATIONS

In October 2004, the Company discontinued the operations of its subsidiary Quality Botanical Ingredients (QBI).  The Company has reclassified its financial statements to segregate the revenues (direct costs and expenses), assets, liabilities and cash flows of the discontinued operations.  The net operating results, net assets, net liabilities, and net cash flows of this entity have been reported as “Discontinued operations,” “Assets of discontinued operations held for sale,” “Liabilities of discontinued operations held for sale,” “Changes in assets of discontinued operations held for sale” and “Changes in liabilities of discontinued operations held for sale.”

In January 2005, QBI’s inventory and fixed assets were sold at auction. The net proceeds received, approximately $194,000, were applied to the line of credit balance due La Salle Business Credit, LLC (La Salle). During the first quarter of 2005, an accounts receivable collection agency, working on behalf of QBI, collected approximately $114,000 that was also applied to the balance due La Salle.

At this time, management estimates that approximately $1,300,000 of the original balance due La Salle will be unsatisfied and that it is probable that the Guarantors will together share joint and severable liability.  However, management can neither provide an accurate estimate of the Company’s pro-rata percentage of the remaining liability to be assumed nor approximate the resulting gain or loss to be realized. As such, the Company continues to account for the full balance due as of March 31, 2005 in Liabilities of discontinued operations held for sale. A complete discussion of the events and circumstances regarding QBI is included in the Company’s annual report on Form 10-KSB which was filed April 15, 2005.

NOTE 9 – SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 2).  The Company had no intersegment sales for the three months ended March 31, 2005 and 2004.  The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology and marketing strategies.  The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items and interest income and expense.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended March 31, 2004 (in thousands):

Research and

Discontinued

Corporate

Pharmaceutical

Development

Operations

Consolidated

Sales, net

$

–

$

199

$

4

$

–

$

203

Loss before income taxes

$

(4,008)

$

(78)

$

(30)

$

–

$

(4,116)

Deprec. and amort.

$

136

$

3

$

32

$

–

$

171

Interest expense, net

$

168

$

12

$

–

$

–

$

180

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005 and 2004 (unaudited)

NOTE 9 – SEGMENT INFORMATION, CONTINUED

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the year ended March 31, 2004 (in thousands):

Research and

Discontinued

Corporate

Pharmaceutical

Development

Operations

Consolidated

Sales, net

$

–

$

1,014

$

14

$

–

$

1,028

Loss before income taxes

$

(651)

$

(120)

$

(39)

$

(366)

$

(1,176)

Deprec. and amort.

$

41

$

62

$

24

$

–

$

127

Interest expense, net

$

303

$

18

$

–

$

–

$

321

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Letter of Intent to Acquire Entity

In December 2004, the Company finalized a Letter of Intent to purchase Swiss Research, Inc., a privately-owned wellness product manufacturer.  Swiss Research’s products include weight and cholesterol management, arthritis and diabetes relief and immune support. This transaction is expected to close in the second quarter of 2005.

Legal Proceedings

Fortress Systems, Inc.

QBI is a defendant in a suit seeking $400,000 in damages brought by Fortress Systems, Inc., (“FSI”) Bankruptcy Trustee.  The suit which is pending in the U.S. Bankruptcy Court in Omaha, Nebraska alleges that certain products sold by QBI did not meet specifications of FSI.  While the outcome of the litigation cannot be predicted at this time, the Company is seeking to offset the $400,000 claim against 400,000 shares of its common stock which were issued to the Sellers of QBI’s assets.

Claim of Wrongful Termination

In November 2004, an attorney for Jacob Engel, wrote a letter to the Company alleging that Health Sciences Group, Inc. failed to pay Mr. Engel his salary since January 1, 2004 at the rate of $150,000 per annum and wrongfully terminated his participation in the Company’s health insurance coverage leaving him uninsured for three months during which he incurred medical expenses which would have been covered and compelling his acceptance, with a reservation of rights of COBRA coverage for which he has been obliged to pay premiums since September 2004.  The letter stated that in the event cure is not fully effected by December 5, 2004, Mr. Engel will terminate his Employment Agreement for Good Reason pursuant to the Employment Agreement.  The letter further stated that unless the defaults are fully cured prior to December 5, 2004, in addition to all unpaid base salary since January 1, 2004 through the date of termination and the reimbursement of COBRA payments made by Mr. Engel, the Company will be obligated to pay Mr. Engel one year of his base salary and all accrued vacation pay and to restore Mr. Engel to coverage under the health insurance plan.  The letter further stated that in addition, Mr. Engel is entitled to have his rights in his stock options until December 5, 2005 and that Mr. Engel is owed $18,000 for legal expenses; has a claim for breach of the agreement between him and the Company by which he agreed to accept shares of the Company’s stock in lieu of $100,000 of his 2003 salary and has a claim for the automobile allowance of $350 per month which the Company agreed to provide him. There have been no further developments related to this matter through May 15, 2005.  The Company does not agree with the allegations made and is prepared to vigorously assert its position.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005 and 2004 (unaudited)

NOTE 11 – SUBSEQUENT EVENTS

Shares Issued for Services

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

Shares Issued to Officers

In April 2005, the Company issued 120,000 and 110,000 shares to Messrs Tannous and Glaser respectively for salary and vacation compensation accrued during 2004. The value of the shares totaled approximately $92,000 and $85,000, respectively, and was based on the fair value of the Company’s stock on the day the Board authorized the grant.

Shares Issued upon Conversion of Series B Preferred Stock

In April 2005, the Company issued 294,117 shares of common stock upon conversion request made by holders on the Company’s Series B Convertible Preferred Stock.  The transaction reclassified approximately $250,000 of value from Preferred Stock to common stock.

In May 2005, the Company issued 58,823 shares of common stock upon conversion request made by holders on the Company’s Series B Convertible Preferred Stock.  The transaction reclassified approximately $50,000 of value from Preferred Stock to common stock.

Shares Issued for Preferred Interest

In April 2005, the Company issued 12,353 shares of common stock in lieu of cash for approximately $11,000 interest due Series B Preferred Stock holders.

Shares Issued for Debenture Interest

In April 2005, the Company issued 56,235 shares of common stock in lieu of cash for approximately $48,000 interest due debenture holders for the twelve months ended April 30, 2005.

Suspended Operations

In May 2005, management determined that its pharmaceutical operations were inconsistent with the Company’s revised strategic direction of identifying, developing and commercializing nutritional products and functional food ingredients and therefore elected to suspend its pharmaceutical operations and layoff its employees in order to conserve cash.  Efforts are currently underway to sell its pharmaceutical operations to several interested parties. As management has made the determination subsequent to March 31, 2005 in accordance with SFAS No. 144 “Accounting the Impairment or Disposal of Long-Lived Assets” the subsidiary has not been show as a discontinued operation as of March 31, 2005.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company's actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements.  The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes herein.  The financial information presented is for the quarters ended March 31, 2005 and March 31, 2004.

Overview

Health Sciences Group, Inc. (the “Company”), a Colorado corporation, is an integrated provider of innovative products and services to the nutraceutical, pharmaceutical, and cosmeceutical industries offering value-added ingredients, bioactive formulations, and proprietary technologies used in nutritional supplements, functional foods and beverages, and skin care products.  Its subsidiaries include XCEL Healthcare, a fully licensed, specialty compounding pharmacy focused on delivering full service pharmacology solutions to customers with chronic ailments that require long-term therapy; and BioSelect Innovations, which develops proprietary technologies in the areas of topical and transdermal drug delivery, cosmeceuticals, and integrative medicine. We intend to soon to close on the acquisition of the assets of Swiss Research, Inc., a company which markets and sells branded nutraceutical products addressing major wellness categories, including weight management, arthritis support, cholesterol reduction and diabetes management.

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

Sales and Marketing

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

Note 2 of the "Notes to Consolidated Financial Statements,” included in our annual report contained in Form 10-KSB filed on April 15, 2005, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.  The following is a brief description of the more significant accounting policies and methods we use.

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

Cash and Cash Equivalents.  The Company’s cash accounts include cash deposits and redeemable on demand certificates of deposit. The use of the certificates of deposit enables the Company to maximize its return on unused cash while retaining high liquidity flexibility.

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

Results of Operations for the Three Months Ended March 31, 2005 and 2004

Effective October 2004, the Company discontinued operations of its wholly owned subsidiary Quality Botanical Ingredients, Inc.  Results described herein reflect the consolidated operations of the Company and its two wholly-owned subsidiaries with continuing operations, XCEL Healthcare, Inc. and BioSelect Innovations, Inc. for the three ended March 31, 2005 as compared to the three months ended March 31, 2004.

Selected Statement of Operations Information

Three Months Ended March 31,

2005

2004

Net sales

$

202,975

$

1,028,382

Gross profit

$

115,437

$

126,532

Net loss

$

(4,115,856)

$

(1,176,182)

Net loss attributable to

  common shareholders

$

(4,181,497)

$

(1,195,435)

Net loss per share available

  to common shareholders

$

(0.21)

$

(0.09)

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

Net Sales.  Our consolidated net sales for the three months ended March 31, 2005 and 2004 are as follows:

The pharmaceutical and research and development group’s sales decreased to approximately $203,000, in 2005 from approximately $1,028,000, in 2004.  This decline is attributable to a gradual reduction in resources allocated to sustaining operations as the Company continues to focus on its core strategy of building the Swiss Research brands and product portfolio, including Shugr, the worlds first natural zero-calorie sweetener, and Sequestrol, a natural product targeting cholesterol reduction.

Cost of Goods Sold  Cost of goods sold for the three months ended March 31, 2005 and 2004 totaled approximately $88,000 and $902,000, or 43.1% and 87.7% of net sales, respectively.  This resulted in gross profits totaling $115,437 and $126,532, or 56.9% and 12.3% of net sales for the three months ended March 31, 2005 and 2004, respectively.  The decrease in the percentage of cost of goods sold is attributable to lower direct labor costs through a reduction in force and credits received from medication vendors.

Cost of goods sold for the three months ended March 31, 2005 and 2004 is as follows:

Three Months Ended March 31,

2004

2004

Amount

% Sales

Amount

% Sales

Cost of goods sold

   87,538

43.1%

901,850

87.7%

Gross profit

$

115,437

56.9%

$

126,532

12.3%

Selling, General and Administrative.  Total consolidated operating expenses for the three months ended March 31, 2005 and 2004 totaled approximately $2,096,000 or 1,032.9% of net sales, and approximately $1,128,000, or 109.7% of net sales, respectively.  Our operating expenses include the following amounts:

Three Months Ended March 31,

2005

2004

Expense

$      Amount

% Sales

$    Amount

% Sales

Advertising and marketing

$

918,184

452.4%

$

630

0.1%

Salary expenses

$

168,118

82.8%

$

232,204

22.6%

Professional, legal

   and accounting fees

$

496,114

244.4%

$

398,626

38.8%

Depreciation and amortization

$

170,706

84.1%

$

126,545

12.3%

Penalties

$

141,690

69.8%

$

170,669

16.6%

Other selling, general and

  administrative expenses

$

   201,677

99.4%

$

   199,804

19.3%

$

2,096,489

1,032.9%

$

1,128,478

109.7%

Advertising and marketing expenses have increased with expenditures to promote its new products Shugr and Sequestrol as well as the commencement of a national corporate awareness campaign.

Professional, legal and accounting include fees paid to consultants for services including business development, financial communication programs, and fees paid for accounting and legal services.  Approximately $394,000 and $144,000 or 79.4% and 36.1% of the total expense for the three months ended March 31, 2005 and 2004 respectively were non-cash expenses paid with the Company’s common stock or options and warrants to purchase shares of the Company’s common stock.

Penalties are due to the holders of the Company’s Series A Convertible Preferred Stock for damages pursuant to the filing of registration statements for the shares underlying the offering. Approximately $120,000 and $169,000 or 84.7% and 99.0% of the total expense for the three months ended March 31, 2005 and 2004 respectively are non-cash expenses that will be paid with the Company’s common stock or options and warrants to purchase shares of the Company’s common stock.

Other selling, general and administrative expenses include such items as automobile expenses, delivery and freight costs, office supplies and services, rent, travel, and utilities.

Other expenses.  Interest expense totaled approximately $180,000 and $321,000 for the three months ended March 31, 2005 and 2004, respectively and includes interest paid on lines of credit, notes payable and amortization of discount on the sale of convertible debentures and the issuance of convertible preferred stock.  Amortization of discounts on debentures and preferred stock represent the interest cost associated with issuing the convertible debentures and preferred stock with warrants totaled approximately $155,000 and $168,000 for the three months ended March 31, 2005 and 2004, respectively, and are non-cash expenditures.

The change in fair value of warrant liability totaled approximately $1,954,000 and represents the change in fair value of warrants issued with registration rights to various professionals and the purchasers of our common and preferred stock.  At the date of issuance, the Company did not have an effective registration statement and, therefore, per EITF 00-19, recorded the value of the warrants issued at the date of grant as a liability and adjusted the liability to the warrant’s fair market value as of March 31, 2005.

Net Loss.  Net loss for the three months ended March 31, 2005 and 2004 totaled approximately ($4,116,000) or (2,027.8%) of net sales, and approximately ($1,176,000) or (114.4%) of net sales, respectively.  Net loss per share of common stock was ($0.21) and ($0.09) and for the three months ended March 31, 2005 and 2004, respectively.  Net loss for the three months ended March 31, 2005 and 2004 for the subsidiary company operations totaled approximately $109,000 and $159,000  or (53.7%) and (15.5%) of net sales, respectively.  There can be no assurance that we will ever achieve profitability or that a stream of revenue can be generated and sustained in the future.

Capital Resources and Liquidity

Assets.  Our current assets totaled approximately $2,278,000 and $5,256,000 at March 31, 2005 and 2004, respectively.  Total assets were approximately $6,593,000 and $9,744,000 at March 31, 2005 and 2004, respectively.  At March 31, 2005, assets consisted primarily of inventory of $38,000, net intangibles totaling $4,291,000, net accounts receivable totaling $62,000, prepaid acquisition costs of 74,000, net furniture and equipment totaling $19,000, and cash on hand of $2,093,000, all approximate. At March 31, 2004, assets consisted primarily of inventory of approximately $114,000, net intangibles totaling approximately $3,936,000, net accounts receivable totaling approximately $342,000, net furniture and equipment totaling approximately $61,000, excess of cost over fair value of net assets acquired resulting from the purchase of XCEL and BioSelect totaling approximately $351,000, assets of discontinued operations held for sale totaling approximately $4,755,000, and cash on hand of approximately $16,000.

Liabilities and Working Capital.  Our current liabilities totaled approximately $4,512,000 and $6,474,000 at March 31, 2005 and 2004, respectively.  This resulted in a working capital deficit totaling approximately $2,234,000 and $1,218,000 at March 31, 2005 and 2004, respectively.  Total liabilities were approximately $13,672,000 and $9,058,000 at March 31, 2005 and 2004, respectively.   At March 31, 2005 and 2004, liabilities consisted primarily of accounts payable and accrued expenses totaling approximately $770,000 and $845,000, respectively.  Lines of credit totaled $0 and $249,000 at March 31, 2005 and 2004, respectively.  Notes payable totaled approximately $101,000 and $124,000 at March 31, 2005 and 2004, respectively.  Warrant liability totaled approximately $7,573,000 and $1,806,000 at March 31, 2005 and 2004, respectively. Liabilities of discontinued operations held for sale totaled approximately $3,157,000 and $4,506,000, at March 31, 2005 and 2004, respectively.

Cash Requirements and Additional Funding

We generated financial growth primarily through cash flows provided by financing activities.  Cash flows provided by financing activities totaled approximately $3,367,000 and $354,000 for the three months ended March 31, 2005 and 2004, respectively.  Funds totaling approximately $3,573,000 were received during the three months ended March 31, 2005 less subscriptions receivable of ($35,000) and derived from the sale of Series C Convertible Preferred Stock, the sale of common shares, and the exercise of options. Funds totaling approximately $318,000 were received during the three months ended March 31, 2004 and derived from the exercise of options and subscriptions receivable.  For the three months ended March 31, 2005, we used cash flows for operations totaling approximately $1,714,000 as compared to the three months ended March 31, 2004, we used cash flows for operations totaling approximately $459,000.  Cash flows provided by investing activities were approximately $200,000 for the three months ended March 31, 2005 versus $0 for the three months ended March 31, 2004.

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

As of March 31, 2005, our principal commitments consisted of agreements with various consultants who will provide with business development, public and financial relations, and raising additional debt or equity financing in exchange for stock of the Company or a portion of proceeds from the sale of stock.

Subsequent Events

In May 2005, management determined that its pharmaceutical operations were inconsistent with the Company’s revised strategic direction of identifying, developing and commercializing nutritional products and functional food ingredients and therefore elected to suspend its pharmaceutical operations and lay off its employees in order to conserve cash.  Efforts are currently underway to sell its pharmaceutical operations to several interested parties.  As management has made the determination subsequent to March 31, 2005, in accordance with SFAS No. 144 “Accounting the Impairment or Disposal of Long-Lived Assets” the subsidiary has not been shown as a discontinued operation as of March 31, 2005.

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

PART II. Other Information

Item 1.

Legal Proceedings – None.

Item 2.

Changes in Securities

(1)

In February 2005, the holder of a convertible debenture converted the remaining $245,000 of the original $300,000 note payable into 445,454 shares of the Company’s common stock.  No expense was recognized as all discounts have been amortized.

(2)

In March 2005, the holder of a convertible debenture converted $100,000 of the original $500,000 note payable into 117,647 shares of the Company’s common stock.  As a result, approximately $9,000 of unamortized discount relating to the portion converted was expensed at the date of conversion and is included in interest expense.

(3)

In January 2005, the Company issued 54,545 shares of common stock in lieu of cash for interest due to the debenture holders. This distribution satisfied approximately $30,000 of accrued interest on the books as of December 31, 2004.

(4)

In February 2005, the Company issued 611,762 shares of common stock in lieu of cash for dividends and penalties due to holders of the Company’s Series A Preferred Stock.  This distribution satisfied approximately $360,000 of accrued penalties and $160,000 of dividends payable on the books as of December 31, 2004.

(5)

In January 2005, the Company issued 8,750 shares of its common stock to a consultant in lieu of cash for marketing and advertising services.  The value of the shares totaled approximately $7,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

(6)

In January 2005, the Company issued 31,400 shares of its common stock to a consultant in lieu of cash for investor relationship management services.  The value of the shares totaled approximately $27,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

(7)

In January 2005, the Company issued 25,000 shares of its common stock to an employee as a bonus for work performed in 2004 and 35,000 shares of its common stock to the same employee in lieu of salary for the first quarter of 2005.  The value of the shares totaled approximately $45,000 and was determined based on the fair market value of the Company’s common stock at the date of grant.

(8)

In February 2005, the Company issued 60,000 shares of its common stock to a law corporation in lieu of cash for legal services previously provided.  The value of the shares totaled approximately $50,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

(9)

In February 2005, the Company issued 100,000 shares of its common stock to a business development firm for services.  The value of the shares totaled approximately $83,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

(10)

In February 2005, the Company issued 5,882 shares of its common stock to a consultant in lieu of cash for marketing and advertising services.  The value of the shares totaled approximately $7,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

(11)

In March 2005, the Company issued 7,400 shares of its common stock to a law corporation in lieu of cash for legal services provided.  The value of the shares totaled approximately $10,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

(12)

In March 2005, the Company issued 16,596 shares of its common stock to a business development firm in lieu of cash for services provided.  The value of the shares totaled approximately $21,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

(13)

In February 2005, the Company issued 352,942 shares of common stock upon conversion request made by holders on the Company’s Series A Convertible Preferred Stock.  The transaction reclassified approximately $300,000 of value from Preferred Stock to common stock.

(14)

In March 2005, the Company issued 162,000 shares of common stock upon a conversion request made by holders on the Company’s Series A Convertible Preferred Stock. The transaction reclassified approximately $137,000 of value from Preferred Stock to common stock.

(15)

In February 2005, the Company issued 550,000 shares of common stock to two individuals upon the exercise of stock options with an exercise price of $0.75 per share.  Proceeds to the Company from the option exercise totaled approximately $412,500.

(16)

In March 2005, the Company issued 83,334 shares of common stock to an individual upon the exercise of stock options with exercise price of $0.60 per share.  Proceeds to the Company from the option exercise totaled approximately $50,000.

(17)

In March 2005, the Company issued 50,000 shares of common stock to an individual upon the exercise of stock options with exercise price of $1.00 per share.  Proceeds to the Company from the option exercise totaled approximately $50,000.

(18)

In March 2005, the Company issued 85,000 shares of common stock to a consulting firm upon a cashless exercise of stock options with an exercise price of $1.00 per share.

(19)

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

(20)

In March 2005, the Company has authorized the sale of 5,000 units and commenced a Private Placement to accredited investors for the sale of 3,166 units of the Company’s Series C Convertible Preferred Stock (“Series C Preferred”) which has a par value of $0.001 per share and a face value of $1,000. The Series C Preferred shall be convertible into common stock at the fixed conversion price of $1.10 per share.  The Series C Preferred has voting rights equal to the common stock into which the Series C Preferred is convertible. The Company received net proceeds of approximately $2,813,000 after commissions, legal and placement fees.

(21)

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

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the issuer has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized this 16th day of May 2005.

HEALTH SCIENCES GROUP, INC.

By:

   /s/ Fred E. Tannous

Fred E. Tannous

Chief Executive Officer,

Principal Financial Officer and Co-Chairman

32