Form 10QSB/A
period 2005-03-31
HEALTH SCIENCES GROUP INC
filed 2005-05-19
CIK 1127696

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB/A

AMENDMENT TO THE

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

7,091,785

2,602,539

Series A convertible preferred stock, net of unamortized

  discount of $456,681 and $539,277, respectively

466,864

855,383

Series B convertible preferred stock, net of unamortized

  discount of $335,231 and $355,892, respectively

158,014

148,603

Series C convertible preferred stock, subject to mandatory redemption,

  net of unamortized discount of $3,132,178

   963,248

             –

8,679,911

3,606,525

 Total liabilities

13,191,522

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

21,074,012

18,003,840

  Cost of treasury shares

(52,500)

(52,500)

  Prepaid compensation expense

(487,859)

(444,692)

  Accumulated deficit

(27,154,857)

(22,916,006)

          Total stockholders’ equity (deficit)

  (6,598,842)

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

  Interest expense and financing costs on all other obligations, net

(11,962)

(58,888)

  Change in fair value of warrant liability

(2,077,349)

512,761

Total other (expense) income

(2,257,799)

   191,263

Loss from continuing operations before income taxes

(4,238,851)

(810,683)

Provision for income taxes

              –

             –

Loss from continuing operations

(4,238,851)

(810,683)

Loss from discontinued operations

–

(365,499)

Net loss

(4,238,851)

(1,176,182)

Preferred dividends

      (84,248)

       (19,253)

Net loss attributable to common shareholders

$

(4,323,099)

$

(1,195,435)

Net loss per share attributable to common shareholders - basic and diluted

$

(0.22)

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

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

Additional

Cost of

Prepaid

Total

Common stock

paid-in

treasury

compensation

Accumulated

stockholders'

Shares

Amount

capital

shares

expense

deficit

equity

Issuance of common stock to preferred

  shareholders for penalties

423,528

424

359,576

–

–

–

360,000

Issuance of common stock upon the

  conversion of preferred shares

514,942

515

437,185

–

–

–

437,700

Issuance of warrants for services

–

–

603,874

–

–

–

603,874

Mark to market adjustment of prepaid

  options and warrants

–

–

172,114

–

(172,114)

–

`

–

Dividends earned on Series C Preferred

  Stock issued due to BCF

–

–

(18,607)

–

–

–

(18,607)

Amortization of discount attributable to the

  Beneficial Conversion Feature from

  the sale of Series C Preferred Stock

–

–

18,607

–

–

–

18,607

Amortization of common stock issued

  in advance of services

–

–

–

–

114,580

–

114,580

Amortization of common stock options

  and warrants issued in advance of services

–

–

–

–

14,367

–

14,367

Amortization of equity line commitment fee

–

–

90,782

–

–

–

90,782

Net loss

             –

        –

             –

         –

           –

   (4,238,851)

(4,238,851)

Balance at March 31, 2005

22,361,062

$

22,362

$

21,074,012

$

(52,500)

$

(487,859)

$

(27,154,857)

$

(6,598,842)

The accompanying notes are an integral part of the consolidated financial statements.

HEALTH SCIENCES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March, 2005 and 2004 (unaudited)

Three Months Ended

Three Months Ended

March 31, 2005

March 31, 2004**

Cash flows used for operating activities:

  Net loss

$

(4,238,851)

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

2,077,349

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

     18,607

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

(4,323,099)

$

(1,195,435)

Stock compensation calculated under APB 25

–

–

Stock compensation calculated under SFAS 123

     (252,091)

(50,836)

Pro forma net loss attributable to

  common shareholders

$

(4,575,190)

$

(1,246,271)

Net loss per share available to common

  shareholders – basic and diluted

     As reported

$

        (0.22)

$

       (0.09)

     Pro forma

$

        (0.23)

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

For the three months ended March 31, 2005 the change in fair value of all warrants issued with registration rights for the underlying shares, including those warrants issued with the Series A Preferred, Series B Preferred, and Series C Preferred increased by approximately $2,077,000 and is recognized in other income (expense).

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

Options Issued to Board of Directors

In February 2005, the Company issued stock purchase options to two members of the Company’s Board of Directors to each purchase 50,000 shares of its common stock at an exercise price of $1.37 per share in consideration of services provided to the Company.  As the options exercise price approximated the market price of the Company’s shares on the date of issuance, in accordance with APB 25and FIN 44, no compensatory expense was recognized. The warrant vests 26,000 at issuance, and the remainder pro-ratably over a one year period.

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

The Beneficial Conversion Feature (BCF) attributable to the Series C Preferred stock was calculated using the incremental beneficial conversion rate, in accordance with both EITF 98-5 and 00-27, as the BCF and warrant value together exceeded the proceeds of the preferred stock,  is the difference between the preferred stock’s face value and the warrant value. The BCF has been recorded as a discount and will be amortized in accordance with EITF 00-27 using the effective interest method, over the 36month term in a manner similar to a dividend. As the warrant value and the BCF exceeded the proceeds, the effective interest rate exceeds 100%

In conjunction with this offering, the Company incurred non-cash commission expense, treated as an offset to the equity raised, paid via distributions of warrants to purchase common stock.  The Company issued 460,818 warrants, valued at approximately $604,000, entitling the holder to purchase one share of common stock at an exercise price of $1.10 per share, within five years from the date of grant.  The value of the warrants was estimated using the Black-Scholes pricing model with the following assumptions:  average risk-free interest of 4.22%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 124%; and a term of 5 years.

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

(4,131)

$

(78)

$

(30)

$

–

$

(4,239)

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

$

126,532

Net loss

$

(4,238,851)

$

(1,176,182)

Net loss attributable to

  common shareholders

$

(4,323,099)

$

(1,195,435)

Net loss per share available

  to common shareholders

$

(0.22)

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

The change in fair value of warrant liability totaled approximately $2,077,000 and represents the change in fair value of warrants issued with registration rights to various professionals and the purchasers of our common and preferred stock.  At the date of issuance, the Company did not have an effective registration statement and, therefore, per EITF 00-19, recorded the value of the warrants issued at the date of grant as a liability and adjusted the liability to the warrant’s fair market value as of March 31, 2005.

Net Loss.  Net loss for the three months ended March 31, 2005 and 2004 totaled approximately ($4,239,000) or (2,088.4%) of net sales, and approximately ($1,176,000) or (114.4%) of net sales, respectively.  Net loss per share of common stock was ($0.22) and ($0.09) and for the three months ended March 31, 2005 and 2004, respectively.  Net loss for the three months ended March 31, 2005 and 2004 for the subsidiary company operations totaled approximately $109,000 and $159,000  or (53.7%) and (15.5%) of net sales, respectively.  There can be no assurance that we will ever achieve profitability or that a stream of revenue can be generated and sustained in the future.

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

Liabilities and Working Capital.  Our current liabilities totaled approximately $4,512,000 and $6,474,000 at March 31, 2005 and 2004, respectively.  This resulted in a working capital deficit totaling approximately $2,234,000 and $1,218,000 at March 31, 2005 and 2004, respectively.  Total liabilities were approximately $13,192,000 and $9,058,000 at March 31, 2005 and 2004, respectively.   At March 31, 2005 and 2004, liabilities consisted primarily of accounts payable and accrued expenses totaling approximately $770,000 and $845,000, respectively.  Lines of credit totaled $0 and $249,000 at March 31, 2005 and 2004, respectively.  Notes payable totaled approximately $101,000 and $124,000 at March 31, 2005 and 2004, respectively.  Warrant liability totaled approximately $7,092,000 and $1,806,000 at March 31, 2005 and 2004, respectively. Liabilities of discontinued operations held for sale totaled approximately $3,157,000 and $4,506,000, at March 31, 2005 and 2004, respectively.

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

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the issuer has duly caused this amended report to be signed on our behalf by the undersigned, thereunto duly authorized this 19th day of May 2005.

HEALTH SCIENCES GROUP, INC.

By:

   /s/ Fred E. Tannous

Fred E. Tannous

Chief Executive Officer,

Principal Financial Officer and Co-Chairman

32