Form 10QSB
period 2005-06-30
HEALTH SCIENCES GROUP INC
filed 2005-08-22
CIK 1127696

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal quarter ended  June 30, 2005

Commission File Number: 333-51628

Health Sciences Group, Inc.

 (Exact name of Registrant as specified in its Charter)

Delaware	91-2079221
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Howard Hughes Center

6080 Center Drive, 6th Floor

Los Angeles, California 90045

(310) 242-6700

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

None

Common Stock, $0.001 Par Value

(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

As of July 31, 2005, there were outstanding 1,599,935 shares of Series A convertible preferred stock, 470,592, on an as if converted basis, of Series B convertible preferred stock, 2,877,894, on an as if converted basis, shares of Series C convertible preferred stock ,and 24,188,028 of the issuer’s common stock, all at a $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Health Sciences Group, Inc. and Subsidiaries

Table of Contents

Part I.

Financial Information

Item 1.

Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet as of June 30, 2005 (unaudited)..….…

2

Condensed Consolidated Statements of Income (Operations) for the

Quarters and Six Months Ended June 30, 2005 and June 30, 2004

(unaudited)…........................……………………….........................………..

4

Condensed Consolidated Statement of Stockholders (Deficit) for the Six Months

Ended June 30, 2005 (unaudited)……………………….........................……

6

Condensed Consolidated Statements of Cash Flows for the Six Months

Ended June 30, 2005 and June 30, 2004 (unaudited)….……..…..………….

8

Notes to Condensed Consolidated Financial Statements (unaudited)..……..……

10

Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations….....………………..…………………….………

26

Item 3.

Controls and Procedures...........................................................................................

34

Part II.

Other Information

Item 1.

Legal Proceedings ……………………………………………………..……………..

35

Item 2.

Changes in Securities …………………………………………………………….….

35

Item 3.

Defaults upon Senior Securities ………………………………………………….….

38

Item 4.

Submission of Matters to a Vote of Security Holders ………………………….……

38

Item 5.

Other Information ………………………………………………………………..…..

38

Item 6.

Exhibits ………………………………………………………………………………

38

Signatures …………………………………………………………………………………………..

39

Health Sciences Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2005 and December 31, 2004

(Unaudited)

June 30,

December 31,

2005

2004 **

ASSETS

Current assets:

  Cash and cash equivalents

$

1,346,284

$

240,532

  Accounts receivable

–

6,993

  Inventory

–

25,780

  Prepaid acquisition costs

230,339

–

  Prepaid expenses

    10,326

  10,280

1,586,949

283,585

Assets of discontinued operations held for sale

             38,086

489,876

            Total current assets

1,625,035

773,461

Machinery, furniture and equipment, net of accumulated

  depreciation and amortization

–

17,470

Loan fees, net of accumulated amortization

–

13,843

Intangible assets, net of accumulated amortization

4,227,895

3,595,539

            Total non-current assets

4,227,895

3,626,852

$

5,852,930

$

4,400,313

LIABILITIES

Current liabilities:

  Accounts payable

$

275,753

$

428,846

  Accrued expenses

80,354

200,516

  Accrued payroll liabilities

17,310

207,466

  Accrued penalties due preferred stockholders

322,500

360,000

  Convertible debentures payable,

    net unamortized discount of $0 and $53,332, respectively

315,000

606,668

  Delinquent payroll tax liability, including penalties and interest

–

205,133

  Loans payable, stockholders

–

55,000

  Dividends payable

152,595

   169,876

1,163,512

2,233,505

Liabilities of discontinued operations held for sale

3,446,679

3,951,435

            Total current liabilities

4,610,191

6,184,940

Warrant liability

4,368,301

2,602,539

Series A convertible preferred stock, net of unamortized

  discount of $284,511 and $539,277, respectively

1,747,687

2,082,981

Series B convertible preferred stock, net of unamortized

  discount of $188,495 and $355,892, respectively

334,646

517,249

Series C convertible preferred stock, subject to mandatory redemption,

  net of unamortized discount of $2,929,228

1,230,905

             –

 Total liabilities

12,291,730

11,387,709

**  Restated to reflect discontinued operations of Xcel Medical Pharmacy (Note 9)

The accompanying notes are an integral part of these condensed consolidated financial statements

Health Sciences Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

June 30, 2005 and December 31, 2004

(Unaudited)

June 30,

December 31,

2005

2004  **

STOCKHOLDERS’ DEFICIT

Stockholders’ deficit:

  Common stock; $0.001 par value, 50,000,000 shares

    authorized, 23,951,723 and 18,206,094  shares issued

    and outstanding at June 30, 2005 and December 31,

    2004, respectively

$

23,954

$

18,206

  Additional paid-in capital

20,632,108

16,407,596

  Cost of treasury shares

–

(52,500)

  Prepaid compensation expense

(467,209)

(444,692)

  Accumulated deficit

(26,627,653)

(22,916,006)

          Total stockholders’ deficit

(6,438,800)

(6,987,396)

$

5,852,930

$

4,400,313

**  Restated to reflect discontinued operations of Xcel Medical Pharmacy (Note 9)

The accompanying notes are an integral part of these condensed consolidated financial statements

Health Sciences Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)

For the Quarters and Six Months Ended June 30, 2005 and 2004 (unaudited)

Fiscal Quarter

 Fiscal Quarter

Six Months

Six Months

Ended

Ended

Ended

Ended

June 30, 2005

  June 30, 2004**

     June 30, 2005

    June 30, 2004**

Sales, net

 $

–

$

27,549

$

4,369

$

40,416

Cost of goods sold

        –

   10,416

   910

20,832

Gross profit

        –

   17,133

3,459

19,584

Selling, general and

    administrative expenses:

Advertising and marketing

    expenses

345,712

–

1,263,896

–

Salary expenses

123,048

140,937

236,990

305,874

Professional, legal and

   accounting expenses

659,305

573,658

1,133,147

965,026

Depreciation and amortization

180,135

32,535

347,356

98,339

Penalties

228,620

–

369,920

170,669

Other selling, general and

   administrative expenses

   123,427

   110,860

226,197

220,899

Total selling, general and

   administrative expenses

   1,660,247

   857,990

  3,577,506

1,760,807

Loss from operations

   1,660,247

   840,857

3,574,047

1,741,223

Other income (expense)

  Interest expense recorded as

     amortization of discounts on

     convertible debentures

(17,216)

(28,291)

(53,332)

(114,061)

  Interest expense recorded as

     amortization of discounts on

     convertible preferred stock

(410,211)

(98,192)

(528,683)

(180,562)

  Interest expense on convertible

      debentures

(35,950)

(19,743)

(49,850)

(114,213)

  Interest income (expense) and financing

      costs on all other obligations, net

9,440

–

9,175

(40,331)

  Other income

–

37,372

–

37,372

  Change in fair value of warrant

      Liability

   2,723,484

   851,042

646,135

1,363,803

Total other income (expense)

    2,269,547

   742,188

23,445

952,008

Income (loss) from continuing

     operations before income taxes

609,300

(98,669)

(3,550,602)

(789,215)

Provision for income taxes

          –

           –

              –

                –

Income (loss) from

     continuing operations

609,300

(98,669)

(3,550,602)

(789,215)

Loss from discontinued operations

82,096

443,222

161,045

935,474

Net income (loss)

   527,204

   (541,891)

(3,711,647)

(1,724,689)

Health Sciences Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED

For the Quarters and Six Months Ended June 30, 2005 and 2004 (unaudited)

Fiscal Quarter

 Fiscal Quarter

Six Months

Six Months

Ended

Ended

Ended

Ended

June 30, 2005

June 30, 2004**

     June 30, 2005

    June 30, 2004**

Preferred dividends

   282,847

   67,774

   282,847

   67,774

Net income (loss) attributable to

   common shareholders

$

   244,357

$

(609,665)

$

(3,994,494)

$

(1,792,463)

Net income (loss) per share

   attributable to common shareholders

Basic earnings per share

    Continuing operations

$

0.01

$

(0.01)

$

(0.18)

$

(0.07)

    Discontinued operations

(0.00)

(0.03)

(0.01)

(0.07)

Total basic earnings per share

$

0.01

$

(0.04)

$

(0.19)

$

(0.14)

Diluted earnings per share

    Continuing operations

$

0.01

$

(0.01)

$

(0.18)

$

(0.07)

    Discontinued operations

(0.00)

(0.03)

(0.01)

(0.07)

Total diluted earnings per share

$

  0.01

$

(0.04)

$

(0.19)

$

(0.14)

Weighted average common shares

   outstanding - basic

23,045,477

13,609,053

21,519,755

13,174,165

Weighted average common shares

   outstanding - diluted

38,626,695

13,609,053

21,519,755

13,174,165

**  Restated to reflect discontinued operations of Xcel Medical Pharmacy (Note 9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Health Sciences Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Additional

Cost of

Prepaid

Total

Common stock

paid-in

treasury

compensation

Accumulated

stockholders'

Shares

Amount

capital

shares

expense

deficit

equity

Balance at January 1, 2005

18,206,094

$

18,206

$

16,407,596

$

(52,500)

$

(444,692)

$

(22,916,006)

$

(6,987,396)

Amortization:

BCF from discount to dividends

–

–

(18,607)

–

–

–

(18,607)

Stocks and warrants issued with equity line

–

–

193,898

–

–

–

193,898

Equity issued in advance of services

–

–

–

–

237,064

–

237,064

Issuance of common stock,

    common stock options and warrants:

Stock and warrants for equity line

205,882

206

(209,895)

–

–

–

(209,689)

Stock for acquisitions

822,845

823

953,677

–

–

–

954,500

Stock and warrants sold for cash

294,118

294

(59,854)

–

–

–

(59,560)

Stock and warrants for commissions

29,411

29

(680,290)

–

–

–

(680,261)

Stock for services

705,981

707

433,384

–

–

–

434,091

Stock for services accrued

190,110

190

305,770

–

–

–

305,960

Stock options and warrants for services

–

–

107,977

–

–

–

107,977

Stock options and warrants prepaid for services

–

–

213,042

–

(213,042)

–

–

Stock warrants issued with preferred stock

–

–

603,874

–

–

–

603,874

Stock for interest due debenture holder

110,780

111

77,689

–

–

–

77,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

Health Sciences Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

Additional

Cost of

Prepaid

Total

Common stock

paid-in

treasury

compensation

Accumulated

stockholders'

Shares

Amount

capital

shares

expense

deficit

equity

Stock for dividends due

   preferred stockholder

200,587

200

170,300

–

–

–

170,500

Stock for penalties due

   preferred stock holder

423,528

424

359,576

–

–

–

360,000

Stock upon conversion of debentures

563,101

564

344,436

–

–

–

345,000

Stock upon conversion of

   preferred stock

1,105,952

1,107

938,953

–

–

–

940,060

Stock upon cash and cashless exercises

1,093,334

1,093

761,407

–

–

–

762,500

Other:

Fair value adjustment of options and

    warrants issued for future services

–

–

46,539

–

(46,539)

–

–

Cancellations

–

–

(52,500)

52,500

–

–

–

Dividends earned

–

–

(264,864)

–

–

–

(264,864)

Net loss

               –

        –

              –

         –

           –

   (3,711,647)

(3,711,647)

Balance at June 30, 2005

23,951,723

$

23,954

$

20,632,108

$

        –

$

(467,209)

$

(26,627,653)

$

(6,438,800)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Health Sciences Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June, 2005 and 2004 (unaudited)

Six Months Ended

Six Months Ended

June 30, 2005

June 30, 2004**

Cash flows used for operating activities:

  Net loss

$

(3,711,647)

$

(1,724,689)

  Adjustments to reconcile net loss to net cash

    used for operating activities:

      Provision for contractual allowance and allowance

        for doubtful accounts

6,993

–

      Depreciation

17,471

3,210

      Amortization of intangible assets and loan fees

135,987

70,709

      Amortization of discounts on convertible debentures

53,332

114,061

      Amortization of discounts on convertible preferred stock

528,683

      180,562

      Amortization of common stock issued in advance of service

208,330

      207,168

      Amortization of options and warrants issued in advance of service

28,734

       89,206

      Amortization of equity line commitment fee

193,898

–

      Issuance of common stock for services rendered

434,091

75,297

      Issuance of common stock options and warrants for services rendered

107,977

77,416

      Issuance of common stock to preferred shareholders for penalties

–

169,410

      Issuance of common stock to debenture holders for interest

–

162,738

      Issuance of common stock to preferred shareholders for interest

–

40,000

      Cancellation of common stock issued for services

–

(32,700)

      Change in fair value of warrant liability

(646,135)

(1,363,803)

  Changes in assets and liabilities:

    (Increase) decrease in assets:

      Accounts receivable

–

10,920

      Inventory

–

3,899

      Prepaid acquisition costs

(230,339)

–

      Prepaid expenses

(45)

(24,600)

      Assets of discontinued operations held for sale

452,650

1,525,076

    Increase (decrease) in liabilities:

      Accounts payable and accrued expenses

267,768

240,983

      Payroll taxes due

(205,133)

–

      Liabilities of discontinued operations held for sale

(504,755)

(862,386)

          Net cash used for operating activities

(2,862,140)

(1,037,523)

Cash flows provided by investing activities:

     Acquisition of property, plant and equipment

–

(2,458)

     Cash acquired through subsidiary acquisition

    200,000

               –

          Net cash provided by investing activities

    200,000

       (2,458)

**  Restated to reflect discontinued operations of Xcel Medical Pharmacy (Note 9)

The accompanying notes are an integral part of these condensed consolidated financial statements

Health Sciences Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Six Months Ended June 30, 2005 and 2004 (unaudited)

Six Months Ended

Six Months Ended

June 30, 2005

June 30, 2004**

Cash flows provided by financing activities:

  Payments on notes payable

–

(23,178)

  Payments on notes payable - stockholders

(55,000)

–

  Proceeds from notes payable - stockholders

–

20,000

  Proceeds from the issuance of common stock

240,000

–

  Proceeds from the exercise of common stock options

762,500

453,947

  Proceeds from issuance of Series B Preferred Stock

–

627,283

  Proceeds from issuance of Series C Preferred Stock

2,820,392

          –

          Net cash provided by financing activities

3,767,892

1,078,052

Net change in cash and cash equivalents

1,105,752

38,071

Cash and cash equivalents, beginning of period

240,532

265,060

Cash and cash equivalents, end of period

$

1,346,284

$

303,131

Supplemental disclosure of cash flow information:

  Interest paid

$

       265

$

            –

  Taxes paid

$

           –

$

            –

Supplemental disclosure of non-cash investing and financing activities:

  Value of common stock issued to acquire Open Cell Biotechnologies

  954,500

            –

  Value of common stock issued upon conversion of Series A Preferred

  590,060

            –

  Value of common stock issued upon conversion of Series B Preferred

  350,000

            –

  Value of common stock issued for equity line commitment fee

  175,000

            –

  Value of common stock issued as commissions for equity sale

     25,000

            –

  Value of common stock issued to preferred shareholders for dividends

   170,500

   40,000

  Value of common stock issued to preferred shareholders for penalties

   360,000

  Value of common stock issued to debenture holders for interest

     77,800

  Value of common stock issued in advance of services

              –

162,500

  Value of common stock issued for services accrued

   305,960

          –

  Value of common stock options issued for services

   107,977

          –

  Value of warrants issued for equity line commitment fee

   209,691

            –

  Value of warrants issued with common stock

   299,560

            –

  Value of warrants issued with preferred stock

1,826,259

  412,484

  Value of warrants issued as commissions for common stock sale

     44,934

            –

  Value of warrants issued for services related to preferred stock sale

     603,874

   91,658

  Value of warrants issued as commissions for equity line increase

     31,453

            –

  Value of discount amortized to dividends from Series C preferred BCF

     130,252

            –

  Value of BCF issued to Series B preferred stockholders

               –

  337,516

  Value of BCF issued to Series C preferred stockholders

 1,339,741

            –

  Write off of fully depreciated assets

     34,480

            –

  Debentures converted into common stock

   345,000

   70,000

  Increase in value of options issued in advance of services

     46,539

  Cancellation of common stock

     52,500

**  Restated to reflect discontinued operations of Xcel Medical Pharmacy (Note 9)

The accompanying notes are an integral part of these condensed consolidated financial statements

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004 (unaudited)

NOTE 1 – ORGANIZATION

Health Sciences Group, Inc. (the “Company”) was incorporated in the state of Colorado on June 13, 1996 as Centurion Properties Development Corporation.  The Company remained dormant until October 16, 2000 when its name was changed to iGoHealthy.com, Inc.  On September 10, 2001, the Company changed its name to Health Sciences Group, Inc.  Health Sciences Group, Inc. is an integrated provider of innovative, science-based products and ingredients to customers in the nutrition, skin care, and food and beverage industries. On June 20, 2005 the Company’s shareholders voted to reincorporate the entity in the state of Delaware.

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

On October 20, 2004, the Board of Directors of the Company elected to discontinue operations of its wholly-owned subsidiary, QBI (Note 9).  The Company, through the secured lender, engaged professional service firms to facilitate the liquidation of QBI’s inventory and fixed assets and to collect QBI’s outstanding accounts receivable. Proceeds from the sale of such assets will be used to repay QBI’s creditors for outstanding obligations.  The Company is a guarantor of the obligations of QBI pursuant to a Continuing Unconditional Corporate Guaranty dated as of February 21, 2003.  Management believes it has adequate capital resource and that the Company’s continuing operations will not be adversely affected by this action.

On December 28, 2004, the Company signed a letter of intent to acquire the assets of Swiss Research, Inc. a company which markets and sells branded nutraceutical products addressing major wellness categories, including weight management, arthritis support, cholesterol reduction and diabetes management.  This transaction is expected to close in the third quarter of 2005.

In May 2005, management determined that its pharmaceutical operations were inconsistent with the Company’s revised strategic direction of identifying, developing and commercializing nutritional products and functional food ingredients and therefore elected to suspend its pharmaceutical operations and layoff its employees in order to conserve cash.  Efforts are currently underway to sell its pharmaceutical operations. In accordance with SFAS No. 144 “Accounting the Impairment or Disposal of Long-Lived Assets” the subsidiary has been shown as a discontinued operation as of June 30, 2005. (Note 9)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, XCEL Healthcare, Inc. (“XCEL”) and BioSelect Innovations, Inc. (“BioSelect”), and Quality Botanical Ingredients, Inc. (“QBI”).  Both Xcel and QBI are listed as assets held for disposal, liabilities held for disposal, and discontinued operations.  All material inter-company accounts have been eliminated in consolidation.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by Health Sciences Group, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual condensed consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  The results for the quarter and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.  These condensed consolidated financial statements and the notes hereto should be read in conjunction with the Company's consolidated audited financial statements and related footnotes for the year ended December 31, 2004 included in the Company's annual report on Form 10-KSB which was filed April 15, 2005.

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

In the first six months of 2005, management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

•

The Company has raised approximately $3,070,000 from the sale of common and preferred stock. In addition, the Company has received approximately $762,000 from the exercise of options and warrants.

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

•

Management will acquire the assets of Swiss Research, Inc. in the third quarter of 2005.  Swiss Research markets and sells branded nutraceutical products addressing major wellness categories, including weight management, arthritis support, cholesterol reduction and diabetes management.  This acquisition will enable the Company to take advantage of Swiss’s existing product and distribution channels to improve the Company’s results from operations.

Comprehensive Income (Loss)

The Company has no components of Other Comprehensive Income (Loss), and accordingly no Statement of Comprehensive Income (Loss) has been included in the accompanying condensed consolidated financial statements.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004 (unaudited)

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

Reclassification

Certain amounts from the six months ended June 30, 2004 have been reclassified to correspond to the six months ended June 30, 2005.

Changes in Accounting Policies

There have been no changes in accounting policies used by the Company during the six months ended June 30, 2005.

Net Income (Loss) Per Share

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted income (loss) per share.  Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of June 30, 2005 and 2004, the outstanding number of potentially dilutive common shares totaled approximately 15,581,000 and 10,659,000, respectively.  However, as the Company has net losses for the three months ended June 30, 2004 and the six months ended June 30, 2005 and 2004, their effect is anti-dilutive and has not been included in the diluted weighted average earnings per share as shown on the Consolidated Statements of Operations.

Recent Accounting Pronouncements

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment”(“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations.  It also provides the SEC staff's views regarding valuation of share-based payment arrangements.  In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005.  Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.  SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.  Management does not expect the implementation of this new standard to have a material impact on their financial position, results of operations and cash flows.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004 (unaudited)

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

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company’ net loss and loss per share would be reduced to the pro forma amounts indicated below for the fiscal quarters and six months ended June 30, 2005 and 2004:

Fiscal Quarter

Fiscal Quarter

Ended

Ended

June 30, 2005

June 30, 2004

Net income (loss) attributable to common

  shareholders, as reported

$

244,357

$

(609,665)

Stock compensation calculated under APB 25

–

–

Stock compensation calculated under SFAS 123

     (179,123)

(203,178)

Pro forma net loss attributable to

  common shareholders

$

        65,234

$

(812,843)

Net loss per share available to common shareholders:

     As reported - basic

$

0.01

$

(0.04)

     As reported - diluted

$

 0.01

$

(0.04)

     Pro forma - basic

$

0.00

$

(0.06)

     Pro forma - diluted

$

0.00

$

(0.06)

Six Months

Six Months

Ended

Ended

June 30, 2005

June 30, 2004

Net loss attributable to common

  shareholders, as reported

$

(3,994,494)

$

(1,792,463)

Stock compensation calculated under APB 25

–

–

Stock compensation calculated under SFAS 123

     (582,390)

   (223,656)

Pro forma net loss attributable to

  common shareholders

$

(4,576,884)

$

(2,016,119)

Net loss per share available to common

  shareholders – basic and diluted

     As reported

$

(0.19)

$

(0.14)

     Pro forma

$

(0.21)

$

(0.15)

Pro forma information using the Black-Scholes method at the date of grant is based on the following assumptions for the six months ended June 30, 2005 and 2004, respectively: average risk free interest rate of 4.15% and 4.0%; dividend yield of 0.0%; average volatility factor of the expected market price of the Company’s common stock of 123.3% and 122.8%; and an expected life of 10.0 and 8.9 years.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004 (unaudited)

NOTE 3 – STOCK OPTIONS ISSUED TO EMPLOYEES AND DIRECTORS, Continued

Pro Forma Information for Stock Options Issued to Employees and Directors, Continued

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

NOTE 4 – BUSINESS ACQUISITIONS

Acquisition of Open Cell Biotechnologies, Inc.

In February 2005, the Company acquired Open Cell Biotechnologies, Inc. (OCBI), a wholly-owned subsidiary of UTEK Corporation in a tax-free stock-for-stock exchange.  The Company issued 822,845 unregistered shares of its common stock valued at approximately $954,000, based on the fair market value of the Company’s common stock at the date of issuance, to UTEK Corporation in exchange for 100% of the issued and outstanding shares of capital stock of OCBI.  The shares issued in the exchange are restricted and may only be resold pursuant to the requirements of the Securities Act of 1933.  The amount of consideration was determined by arms-length negotiations between the parties and the exchange was consummated in accordance with applicable law. Upon acquisition of OCBI the Company performed the significance test under Item 310 (c)(2)(iii) of Regulation S-B and determined the transaction to be immaterial.

At the time of acquisition OCBI had no employees, operations or liabilities. OCBI’s only assets include $200,000 in cash and an exclusive worldwide license to a patented technology known as Edible Sponges with zero book value.  The Company will engage a third party valuation firm to finalize the purchase price allocation prior to the transaction’s anniversary date.  As a result of this acquisition, the Company will recognize no charges to the statement of operations.

It is anticipated that all compositions of Edible Sponges will be GRAS-certified (Generally Recognized as Safe) as determined by the United States Food and Drug Administration.  The Company will market Edible Sponges under a to be determined brand name and distribute the product through its Swiss Research subsidiary.

NOTE 5 – INTANGIBLE ASSETS

A summary is as follows:

June 30, 2005

Patents

$

2,305,742

Licensing Agreements

2,146,000

Accumulated amortization

(223,847)

$

4,227,895

Amortization expense for intangible assets totaled approximately $122,000 for the six months ended June 30, 2005. Amortization expense for intangible assets for the years ending December 31, 2005 through 2021 is estimated to be approximately $248,000 per year.

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

June 30, 2005 and 2004 (unaudited)

NOTE 5 – INTANGIBLE ASSETS, CONTINUED

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

NOTE 6 – WARRANT LIABILITY

In conjunction with raising capital through the sale of equity, the Company has issued various warrants that have registration rights for the underlying shares.  As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet and the change in fair value from the date of issuance to June 30, 2005 has been included in other (expense) income.

For the six months ended June 30, 2005 the change in fair value of all warrants issued with registration rights for the underlying shares, including those warrants issued with the Series A Preferred, Series B Preferred, and Series C Preferred decreased by approximately $646,000 and is recognized in other income (expense).

NOTE 7 – LIABILITIES HELD FOR SALE

As of June 30, 2005, liabilities held by the Company for its discontinued subsidiaries Quality Botanical Ingredients and Xcel Medical Pharmacy as compared to liabilities held as of December 31, 2004, included:

June 30, 2005

December 31, 2004

(unaudited)

Accounts Payable

$

1,187,787

$

1,240,003

Accrued Expenses

132,605

332,900

Secured Line of Credit

1,751,793

1,876,584

Notes Payable

200,771

245,771

Notes Payable to Related Parties

1,800

108,050

Capital Leases Payable

66,564

66,564

Payroll Tax Liabilities

97,324

81,563

Other liabilities

       8,035

              –

Total Liabilities Held for Sale

$

3,446,679

$

3,951,435

NOTE 8 – STOCKHOLDERS’ EQUITY

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

June 30, 2005 and 2004 (unaudited)

NOTE 8 – STOCKHOLDERS’ EQUITY, CONTINUED

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

Shares Issued for Dividends, Interest and Penalties, Continued

In April 2005, the Company issued 12,353 shares of common stock in lieu of cash for approximately $11,000 interest due Series B Preferred Stock holders.

In April 2005, the Company issued 56,235 shares of common stock in lieu of cash for approximately $48,000 interest due debenture holders for the twelve months ended April 30, 2005.

Options Issued to Professionals

In January 2005, the Company issued options to purchase 150,000 shares of common stock to a business development firm for services at an exercise price of $0.75 per share in consideration of services provided to the Company.  The estimated value of the options totaled approximately $108,000 at the date of grant and is included in selling, general and administrative expenses for the six months ended June 30, 2005.  The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions:  risk-free interest of 4.29%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 124%; and a term of 10 years.

In June 2005, the Company issued 325,000 shares of common stock to an individual upon the exercise of stock options with exercise price of $0.77 per share.  Proceeds to the Company from the option exercise totaled approximately $250,000. The estimated value of the options is approximately $213,000 and is included in prepaid compensation expense. The value was determined using the Black-Scholes option pricing model with the following assumptions:  risk-free interest of 4.29%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 124%; and a term of 5 years.

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

In May 2005, the Company issued stock purchase options to a member of the Company’s Board of Directors to purchase 50,000 shares of its common stock at an exercise price of $1.06 per share in consideration of services provided to the Company.  As the options exercise price approximated the market price of the Company’s shares on the date of issuance, in accordance with APB 25and FIN 44, no compensatory expense was recognized. The warrant vests 26,000 at issuance, and the remainder pro-ratably over a one year period.

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

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004 (unaudited)

NOTE 8 – STOCKHOLDERS’ EQUITY, CONTINUED

Shares Issued for Services, Continued

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

In May 2005, the Company issued 70,110 shares of its common stock to a law corporation in lieu of cash for legal services provided.  The value of the shares totaled approximately $70,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In June 2005, the Company issued 4,706 shares of its common stock to a consultant in lieu of cash for marketing and advertising services.  The value of the shares totaled approximately $4,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In June 2005, the Company issued 5,000 shares of its common stock to an employee as a bonus for work performed.  The value of the shares totaled approximately $4,000 and was determined based on the fair market value of the Company’s common stock at the date of grant.

In June 2005, the Company issued 5,882 shares of its common stock to a consultant in lieu of cash for product development services.  The value of the shares totaled approximately $5,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004 (unaudited)

NOTE 8 – STOCKHOLDERS’ EQUITY, CONTINUED

Shares Issued for Services, Continued

In May 2005, the Company issued 11,765 shares of its common stock to a law corporation in lieu of cash for legal services provided.  The value of the shares totaled approximately $10,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In June 2005, the Company issued 220,000 shares of its common stock to a business development firm in lieu of cash for services provided.  The value of the shares totaled approximately $167,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In June 2005, the Company issued 45,000 shares of its common stock to a business development firm in lieu of cash for services provided.  The value of the shares totaled approximately $36,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

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

In May 2005, the Company issued 179,247 shares of common stock upon conversion request made by holders on the Company’s Series A Convertible Preferred Stock.  The transaction reclassified approximately $152,000 of value from Preferred Stock to common stock.

Shares Issued upon Conversion of Series B Preferred Stock

In April 2005, the Company issued 294,117 shares of common stock upon conversion request made by holders on the Company’s Series B Convertible Preferred Stock.  The transaction reclassified approximately $250,000 of value from Preferred Stock to common stock.

In May 2005, the Company issued 117,646 shares of common stock upon conversion request made by holders on the Company’s Series B Convertible Preferred Stock.  The transaction reclassified approximately $100,000 of value from Preferred Stock to common stock.

Securities Sold

In February 2005, pursuant to an additional investment right related to a Securities Purchase Agreement dated September 2004, the investor exercised that right providing for the sale of 294,118 shares of common stock at a purchase price of $0.85 per share for approximately $250,000, less transaction related fees.  For each share purchased, the investor also received one warrant entitling the holder to purchase one share of common stock at an exercise price of $1.10, valued at approximately $300,000, within five years from the date of grant.  A commission of 29,411 shares of common stock and 44,118 stock purchase warrants was issued to a consulting firm that provided transaction related services, for a fair value of approximately $25,000 for the common stock and $45,000 for the warrants, was treated as an offset to the related equity raised.  The value of the warrants was estimated using the Black-Scholes pricing model with the following assumptions:  risk-free interest of 3.91%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 124%; and a term of 5 years

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004 (unaudited)

.

NOTE 8 – STOCKHOLDERS’ EQUITY, CONTINUED

Securities Sold, Continued

The Company is required to file a registration statement covering the common shares underlying the warrants.  Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the shares have been recorded as a warrant liability until the Company has obtained an effective registration statement.  Upon the completion of the registration statement, the net value of the shares shall be recorded as additional paid-in capital. The net value of the warrants at June 30, 2005 is approximately $220,000.  The approximate $125,000 decrease in fair value has been included in other income (expense).

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

Convertible Preferred Stock

Private Placement – Series C Convertible Preferred Stock

In March 2005, the Company has authorized the sale of 5,000 units and commenced a Private Placement to accredited investors for the sale of 3,166 units of the Company’s Series C Convertible Preferred Stock (“Series C Preferred”) which has a par value of $0.001 per share and a face value of $1,000. The Series C Preferred shall be convertible into common stock at the fixed conversion price of $1.10 per share.  Each unit of Series C Preferred is convertible into 909 shares of common stock and has voting rights equal to the common stock into which the Series C Preferred is convertible. The Company received net proceeds of approximately $2,813,000 after commissions, legal and placement fees.

The proceeds were first allocated to the warrants based on their relative fair value, which totaled approximately $1,826,000 using the Black-Scholes pricing model. The remainder of approximately $1,340,000 was allocated to the beneficial conversion feature.

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

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004 (unaudited)

NOTE 8 – STOCKHOLDERS’ EQUITY, CONTINUED

Convertible Preferred Stock, Continued

The Holders of the Series C Preferred stock shall be entitled to receive dividends at 8% per annum at the end of each calendar quarter and three years from the date of closing payable in cash or, at the Company’s sole discretion, in registered shares of the Company’s common stock at ninety-three percent (93%) of the average of the twenty (20) day daily VWAP prior to payment. Dividends earned through June 30, 2005 totaled approximately $75,000.

The Company is required to file a registration statement covering the common shares underlying the Series C Preferred Warrants.  Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, approximately $1,826,000, the net value of the shares at March 15, 2005, has been recorded as a warrant liability until the Company has obtained an effective registration statement.  The value of the warrants was estimated using the Black-Scholes pricing model with the following assumptions:  average risk-free interest of 4.22%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 124%; and a term of 5 years.  Upon the completion of the registration statement, the net value of the shares shall be recorded as additional paid-in capital. The net value of the warrants at June 30, 2005 is approximately $893,000.  The approximate $934,000 decrease in fair value has been included in other income (expense).

The Beneficial Conversion Feature (BCF) attributable to the Series C Preferred stock was calculated using the incremental beneficial conversion rate, in accordance with both EITF 98-5 and 00-27. As the BCF and warrant value together exceeded the proceeds of the preferred stock is the difference between the preferred stock’s face value and the warrant value. The BCF has been recorded as a discount and will be amortized in accordance with EITF 00-27 using the effective interest method, over the 36 month term in a manner similar to interest. As the warrant value and the BCF exceeded the proceeds, the effective interest rate exceeds 100%

In conjunction with this offering, the Company incurred non-cash commission expense, treated as an offset to the equity raised, through the grants of warrants to purchase common stock.  The Company issued 460,818 warrants, valued at approximately $604,000, entitling the holder to purchase one share of common stock at an exercise price of $1.10 per share, within five years from the date of grant.  The value of the warrants was estimated using the Black-Scholes pricing model with the following assumptions:  average risk-free interest of 4.22%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 124%; and a term of 5 years.

Treasury Shares Canceled

In June 2005, the Company reclassified approximately $53,000 of shares originally classified as Treasury Shares to canceled shares to reflect a prior period retirement of said shares. This reclassification is for presentation accuracy and had no gain or loss impact.

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

The Company is required to file a registration statement covering the common shares underlying the warrants.  Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the shares have been recorded as a warrant liability until the Company has obtained an effective registration statement.  Upon the completion of the registration statement, the net value of the shares shall be recorded as additional paid-in capital. The net value of the warrants at June 30, 2005 is approximately $590,000.  The approximate $51,000 decrease in fair value has been included in other income (expense).

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004 (unaudited)

NOTE 9 – DISCONTINUED OPERATIONS

In October 2004, the Company discontinued the operations of its subsidiary Quality Botanical Ingredients (QBI).  In May 2005, the Company discontinued the operations of its subsidiary Xcel Medical Pharmacy.  The Company has reclassified its financial statements to segregate the revenues, direct costs, expenses, assets, liabilities and cash flows of the discontinued operations.  The net operating results, net assets, net liabilities, and net cash flows of this entity have been reported as “Discontinued operations,” “Assets of discontinued operations held for sale,” “Liabilities of discontinued operations held for sale,” “Changes in assets of discontinued operations held for sale” and “Changes in liabilities of discontinued operations held for sale.”

In January 2005, QBI’s inventory and fixed assets were sold at auction. The net proceeds received, approximately $194,000, were applied to the line of credit balance due La Salle Business Credit, LLC (La Salle). During the first quarter of 2005, an accounts receivable collection agency collected approximately $114,000 that was also applied to the balance due La Salle.

At this time, management estimates that approximately $1,500,000 of the original balance due La Salle will be unsatisfied and that it is probable that the Company and two non-affiliated co-guarantors will together share joint and severable liability.  However, management can neither provide an accurate estimate of the Company’s pro-rata percentage of the remaining liability to be assumed nor approximate the resulting gain or loss to be realized. As such, the Company continues to account for the full balance due as of June 30, 2005 in Liabilities of discontinued operations held for sale. A complete discussion of the events and circumstances regarding QBI is included in the Company’s annual report on Form 10-KSB which was filed April 15, 2005.

In May 2005, management determined that its pharmaceutical operations were inconsistent with the Company’s revised strategic direction of identifying, developing and commercializing nutritional products and functional food ingredients and therefore elected to suspend its pharmaceutical operations and layoff its employees in order to conserve cash.  Efforts are currently underway to sell its pharmaceutical operations.

Per Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) paragraph 42, the Company has reported Xcel Medical Pharmacy as discontinued operations by meeting the following conditions:

•

the operations and cash flows of the Xcel have been, or will be, eliminated from the ongoing operations of the Company as a result of the disposal transaction, and

•

the Company will not have any significant continuing involvement in the operations of Xcel after the disposal transaction

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004 (unaudited)

NOTE 9 – DISCONTINUED OPERATIONS, CONTINUED

The following information summarizes Xcel’s results from operations for the six months ended June 30, 2005 and 2004.

Fiscal Quarter

 Fiscal Quarter

Six Months

Six Months

Ended

Ended

Ended

Ended

June 30, 2005

  June 30, 2004**

     June 30, 2005

    June 30, 2004**

Sales, net

 $

–

$

937,762

$

198,606

$

1,951,623

Cost of goods sold

           –

   797,572

  86,628

1,697,769

Gross profit

           –

   140,190

111,978

   253,854

Total selling, general and

   administrative expenses

   82,096

   203,980

  272,988

   437,782

Loss from operations

 (82,096)

   (63,790)

(161,010)

 (183,928)

Total other income (expense)

            –

            –

            –

             –

Loss before income taxes

(82,096)

(63,790)

(161,010)

(183,928)

Provision for income taxes

            –

           –

              –

            –

Net loss

$

  (82,096)

$

 (63,790)

$

  (161,010)

$

(183,928)

The following information summarizes Xcel’s statements of position for the six months ended June 30, 2005 and the year ended December 31, 2004.

June 30,

December 31,

2005

2004

ASSETS

Current assets

$

38,086

$

169,022

Machinery, furniture and equipment, net of accumulated depreciation

        –

  13,672

Assets of discontinued operations held for sale **

$

38,086

$

182,694

LIABILITIES

Accounts payable and accrued expenses

$

134,383

$

195,608

Payroll Taxes

87,794

72,033

Notes payable

   67,947

219,197

Liabilities of discontinued operations held for sale **

$

290,124

$

486,838

Assets and liabilities of discontinued operations held for sale presented above only reflect the assets and liabilities of Xcel Medical Pharmacy. These totals exclude QBI and do not necessarily equal the assets and liabilities held for sale presented on the balance sheet.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004 (unaudited)

NOTE 10 – SEGMENT INFORMATION

The Company’s operating business units that have separate management and reporting infrastructures that offer different products and services are identified for both the quarter and six months ended June 30, 2005.  The Corporate group is the holding company and oversees the operations of the other business units.  The Corporate group also arranges financing and strategic guidance for the entire organization.  The Research and Development group develops future and present products in the fields of drug delivery, vitamins and minerals, and cosmetic pharmaceuticals.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 2).  The Company had no inter-segment sales for the quarter or six months ended June 30, 2005 and 2004.  Each business unit is managed separately because each business requires different technology and marketing strategies.  The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, and interest income and expense.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the quarter ended June 30, 2005 (in thousands):

Research and

Discontinued

Corporate

Development

Operations

Consolidated

Sales, net

$

–

$

–

$

–

Income (loss) before income taxes

$

647

$

(38)

$

(82)

$

527

Depreciation and amortization

$

148

$

32

$

180

Interest expense, net

$

454

$

–

$

454

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the quarter ended June 30, 2004 (in thousands):

Research and

Discontinued

Corporate

Development

Operations

Consolidated

Sales, net

$

–

$

28

$

28

Loss before income taxes

$

(79)

$

(20)

$

(443)

$

(542)

Depreciation and amortization

$

10

$

23

$

33

Interest expense, net

$

146

$

–

$

146

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the six months ended June 30, 2005 (in thousands):

Research and

Discontinued

Corporate

Development

Operations

Consolidated

Sales, net

$

–

$

4

$

4

Loss before income taxes

$

(3,482)

$

(68)

$

(161)

$

(3,711)

Depreciation and amortization

$

282

$

65

$

347

Interest expense, net

$

622

$

–

$

622

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the six months ended June 30, 2004 (in thousands):

Research and

Discontinued

Corporate

Development

Operations

Consolidated

Sales, net

$

–

$

40

$

40

Loss before income taxes

$

(731)

$

(60)

$

(934)

$

(1,725)

Depreciation and amortization

$

51

$

47

$

98

Interest expense, net

$

449

$

–

$

449

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004 (unaudited)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Letter of Intent to Acquire Entity

In December 2004, the Company finalized a Letter of Intent to purchase Swiss Research, Inc., a privately-owned wellness product manufacturer.  Swiss Research’s products include weight and cholesterol management, arthritis and diabetes relief and immune support. This transaction is expected to close in the third quarter of 2005.

Settlement with Legal Counsel

In March 2005, the Company reached a settlement with a vendor that reduces the Company’s year-end accounts payable obligation from approximately $207,000 to $50,000 for services performed in 2004.  The relief of this obligation has been recognized in accounts payable and accrued expenses and reflected in these consolidated financial statements.

Settlement of Claim of Violation of Stock Purchase Agreement

In June 2005, the Company successfully reached a favorable settlement in its claim against an individual for violation of a stock purchase agreement. As a result, the individual will return approximately 50,000 shares to the Company for retirement.

Shares Issued for Services

In July 2005, the Company issued 127,845 shares of its common stock to a law corporation in lieu of cash for legal services provided.  The value of the shares totaled approximately $83,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In July 2005, the Company issued 100,000 shares of its common stock to a business development firm in lieu of cash for services provided.  The value of the shares totaled approximately $77,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In July 2005, the Company issued 8,460 shares of its common stock to a consultant in lieu of cash for product development services.  The value of the shares totaled approximately $8,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

Options Issued for Services

In July 2005, the Company issued stock purchase options to a business development firm to purchase 1,000,000 shares of its common stock at an exercise price of $0.80 per share in consideration for services provided to the Company.  The estimated value of the options totaled approximately $672,000 at the date of grant.  The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions:  risk-free interest of 3.89%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 121%; and a term of 5 years.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004 (unaudited)

NOTE 12 – SUBSEQUENT EVENTS

Letter of Inquiry

In July 2005, Swiss Research received a letter from Merisant Company, the holder of the rights to EqualTM, alleging that Shugr™ contains sucralose as its primary sweetening agent and therefore Shugr™ is not “natural” in any sense of the word.  Swiss Research has rejected these allegations as being without basis because the amount of Sucralose contained in Shugr™ is so small that if sucralose was the primary sweetening agent, Shugr™ would not be a viable commercial product.  In response Merisant has requested additional information.  As no formal threat of litigation has been made by Merisant, we are unable to evaluate the consequences of such litigation should it arise, or its affect on operations.

Executive Employment Agreement

In July 2005, the Company executed an employment agreement with Mr. Fred E. Tannous  that commenced July 1, 2005 and ends June 30, 2008.  The base salary under this employment contract is $250,000 per year.  This contract provides for a performance bonus in an amount equal to of 5 % of the Adjusted EBITDA for each fiscal year and an option grant for the purchase of up to 500,000 shares of Company common stock exercisable at a price equal to $0.65 per share.  The option shall be exercisable on a monthly pro rata basis over the term of the agreement.  If the Company shall merge, sell a controlling interest, or sell a majority of its assets; or if there is a transaction (or series of transactions) in which the Company’s shareholders sell a majority of outstanding shares of Company capital stock, then the Company shall pay Mr. Tannous the greater of the remainder of his salary or two hundred fifty thousand dollars.  Further, at the date of any such merger or sale is consummated, all unvested options shall be immediately accelerated and as to any unexercised options to purchases shares in the Company which are held by Mr. Tannous, the Company shall pay Mr. Tannous cash in the amount equal to the difference between the consideration paid to the Company on a per share basis less the exercise price of the option, the value of which is multiplied to the number of options which Mr. Tannous holds.  If this employment contract is terminated by us without good cause, or if we are in breach of the agreement, or if we assign the executive without his consent to a lesser responsibility status than his current position, or require the executive to be based elsewhere other than our principal executive office, then we are required to Mr. Tannous the lesser of  (i) his salary for the remainder of the term of the agreement or (ii) one year’s salary and accrued benefits prorated through the date of termination.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company's actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements.  The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes herein.  The financial information presented is for the quarters and six months ended June 30, 2005 and June 30, 2004.

Overview

Health Sciences Group, Inc. (the “Company”), a Delaware corporation, is an integrated provider of innovative products and services to the nutraceutical, pharmaceutical, and cosmeceutical industries offering value-added ingredients, bioactive formulations, and proprietary technologies used in nutritional supplements, functional foods and beverages, and skin care products.  Its subsidiaries include XCEL Healthcare, a fully licensed, specialty compounding pharmacy focused on delivering full service pharmacology solutions to customers with chronic ailments that require long-term therapy; and BioSelect Innovations, which develops proprietary technologies in the areas of topical and transdermal drug delivery, cosmeceuticals, and integrative medicine. We intend to soon to close on the acquisition of the assets of Swiss Research, Inc., a company which markets and sells branded nutraceutical products addressing major wellness categories, including weight management, arthritis support, cholesterol reduction and diabetes management.

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

Results of Operations for the Quarters Ended June 30, 2005 and 2004

Effective October 2004 and May 2005, the Company discontinued operations of its wholly owned subsidiaries Quality Botanical Ingredients, Inc. and Xcel Medical Pharmacy, Inc., respectively.  Results described herein reflect the consolidated operations of the Company and its wholly-owned subsidiary with continuing operations, BioSelect Innovations, Inc. for the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004.

Selected Statement of Operations Information

Fiscal Quarters Ended June 30,

2005

2004

Net sales

$

–

$

27,550

Gross profit

$

–

$

17,134

Net income (loss)

$

527,204

$

(541,891)

Net loss attributable to

  common shareholders

$

244,357

$

(609,665)

Net income (loss) per share available

   to common shareholders - basic

$

0.01

$

(0.04)

   to common shareholders - diluted

$

0.00

$

(0.04)

Quarter ended June 30, 2005 compared to quarter ended June 30, 2004

Net Sales.  Our consolidated net sales for the quarters ended June 30, 2005 and 2004 are as follows:

The research and development group’s sales decreased to approximately $0, in 2005 from approximately $28,000 in 2004.  This decline is attributable to a gradual reduction in resources allocated to sustaining operations as the Company continues to focus on its core strategy of building the Swiss Research brands and product portfolio, including Shugr, the worlds first natural zero-calorie sweetener, and Sequestrol, a natural product targeting cholesterol reduction.

Cost of Goods Sold  Cost of goods sold and gross profit were reduced to zero for the quarter ended June 30, 2005 due to the discontinued operations. Cost of goods sold for the quarter ended June 30, 2004 totaled approximately $10,000, or 37.8% of net sales.  This resulted in gross profits totaling approximately $17,000, or 62.2% of net sales for the three months ended June 30, 2004.

Cost of goods sold for the quarters ended June 30, 2005 and 2004 is as follows:

Fiscal Quarters Ended June 30,

2005

2004

Amount

% Sales

Amount

% Sales

Cost of goods sold

$

             –

10,416

37.8%

Gross profit

$

             –

$

17,134

62.2%

Selling, General and Administrative.  Total consolidated operating expenses for the three months ended June 30, 2005 and 2004 totaled approximately $1,660,000, and approximately $858,000, or 3,114% of net sales, respectively.  Our operating expenses include the following amounts:

Quarters Ended June 30,

2005

2004

Expense

$      Amount

% Sales

$    Amount

% Sales

Advertising and marketing

$

345,712

–%

$

–

–%

Salary expenses

$

123,048

–%

$

140,937

512%

Professional, legal

   and accounting fees

$

659,305

–%

$

573,658

2,082%

Depreciation and amortization

$

180,135

–%

$

32,535

118%

Penalties

$

228,620

–%

$

–

–%

Other selling, general and

  administrative expenses

$

   123,427

–%

$

110,860

  402%

$

1,660,247

–%

$

857,990

3,114%

Advertising and marketing expenses have increased with expenditures to promote the Company’s new products Shugr and Sequestrol as well as the commencement of a national corporate awareness campaign.

Professional, legal and accounting include fees paid to consultants for services including business development, financial communication programs, and fees paid for accounting and legal services.  Approximately $516,000 and $305,000 or 31% and 36% of the total expense for the quarters ended June 30, 2005 and 2004 respectively were non-cash expenses paid with the Company’s common stock or options and warrants to purchase shares of the Company’s common stock.

Penalties are due to the holders of the Company’s Convertible Preferred Stock for damages pursuant to the filing of registration statements for the shares underlying the offering.  The total expense for the three months ended June 30, 2005 and 2004 respectively is a non-cash expense that will be paid with the Company’s common stock or options and warrants to purchase shares of the Company’s common stock.

Other selling, general and administrative expenses include such items as automobile expenses, delivery and freight costs, office supplies and services, rent, travel, and utilities.

Other expenses.  Interest expense totaled approximately $454,000 and $146,000 for the quarters ended June 30, 2005 and 2004, respectively and includes interest paid on lines of credit, notes payable and amortization of discount on the sale of convertible debentures and the issuance of convertible preferred stock.  Amortization of discounts on debentures and preferred stock represent the interest cost associated with issuing the convertible debentures and preferred stock with warrants totaled approximately $463,000 and $146,000 for the three months ended June 30, 2005 and 2004, respectively, and are non-cash expenditures.

The change in fair value of warrant liability totaled approximately $2,723,000 and represents the change in fair value of warrants issued with registration rights to various professionals and the purchasers of our common and preferred stock.  At the date of issuance, the Company did not have an effective registration statement and, therefore, per EITF 00-19, recorded the fair value of the warrants issued at the date of grant as a liability and adjusted the liability to the warrant’s fair market value as of June 30, 2005.

Net Income (Loss).  Net income (loss) for the three months ended June 30, 2005 and 2004 totaled approximately $527,000 and ($542,000), respectively.  Net income for the three months ended June 30, 2005 is 100% attributable to changes in the fair market value of the Company’s warrant liability and not a result of operations. Net income (loss) per share of common stock was $0.01 and ($0.04) and for the three months ended June 30, 2005 and 2004, respectively.  Net loss for the quarters ended June 30, 2005 and 2004 for the subsidiary company operations totaled approximately ($38,000) and ($20,000), respectively.

Results of Operations for the Six Months Ended June 30, 2005 and 2004

Effective October 2004, the Company discontinued operations of its wholly owned subsidiary Quality Botanical Ingredients, Inc.  Results described herein reflect the consolidated operations of the Company and its two wholly-owned subsidiaries with continuing operations, XCEL Healthcare, Inc. and BioSelect Innovations, Inc. for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

Selected Statement of Operations Information

Six Months Ended June 30,

2005

2004

Net sales

$

4,369

$

40,416

Gross profit

$

3,459

$

19,584

Net loss

$

(3,711,647)

$

(1,724,689)

Net loss attributable to

  common shareholders

$

(3,994,494)

$

(1,792,463)

Net loss per share available

  to common shareholders

$

(0.19)

$

(0.14)

Six months ended June 30, 2005 compared to six months ended June 30, 2004

Net Sales.  Our consolidated net sales for the six months ended June 30, 2005 and 2004 are as follows:

The research and development group’s sales decreased to approximately $4,000, in 2005 from approximately $40,000 in 2004.  This decline is attributable to a gradual reduction in resources allocated to sustaining operations as the Company continues to focus on its core strategy of building the Swiss Research brands and product portfolio, including Shugr, the worlds first natural zero-calorie sweetener, and Sequestrol, a natural product targeting cholesterol reduction.

Cost of Goods Sold  Cost of goods sold and gross profit for the six months ended June 30, 2005 and 2004 totaled approximately $1,000 and $21,000, or 20.8% and 51.5% of net sales, respectively.  This resulted in gross profits totaling approximately $3,000 and $20,000, or 79.2% and 48.5% of net sales for the six months ended June 30, 2005 and 2004, respectively.  Cost of goods sold and gross profit were reduced to near zero for the six months ended June 30, 2005 due to the discontinued operations of Xcel Medical Pharmacy.

Cost of goods sold for the six months ended June 30, 2005 and 2004 is as follows:

Six Months Ended June 30,

2005

2004

Amount

% Sales

Amount

% Sales

Cost of goods sold

   910

20.8%

20,832

51.5%

Gross profit

$

3,459

79.2%

$

19,584

48.5%

Selling, General and Administrative.  Total consolidated operating expenses for the six months ended June 30, 2005 and 2004 totaled approximately $3,578,000 or 81,884% of net sales, and approximately $1,761,000, or 4,357% of net sales, respectively.  Our operating expenses include the following amounts:

Six Months Ended June 30,

2005

2004

Expense

$      Amount

% Sales

$    Amount

% Sales

Advertising and marketing

$

1,263,896

28,929%

$

-

-%

Salary expenses

$

236,990

5,424%

$

305,874

757%

Professional, legal

   and accounting fees

$

1,113,147

25,936%

$

965,026

2,388%

Depreciation and amortization

$

347,356

7,951%

$

98,339

243%

Penalties

$

369,920

8,467%

$

170,669

422%

Other selling, general and

  administrative expenses

$

   226,197

  5,177%

$

   220,899

547%

$

3,577,506

81,884%

$

1,760,807

4,357%

Advertising and marketing expenses have increased with expenditures to promote its new products Shugr and Sequestrol as well as the commencement of a national corporate awareness campaign.

Professional, legal and accounting include fees paid to consultants for services including business development, financial communication programs, and fees paid for accounting and legal services.  Approximately $910,000 and $449,000 or 25% and 25% of the total expense for the quarters ended June 30, 2005 and 2004 respectively were non-cash expenses paid with the Company’s common stock or options and warrants to purchase shares of the Company’s common stock.

Penalties are due to the holders of the Company’s Convertible Preferred Stock for damages pursuant to the filing of registration statements for the shares underlying the offering. The total expense for the six months ended June 30, 2005 and 2004 respectively is a non-cash expense that will be paid with the Company’s common stock or options and warrants to purchase shares of the Company’s common stock.

Other selling, general and administrative expenses include such items as automobile expenses, delivery and freight costs, office supplies and services, rent, travel, and utilities.

Other expenses.  Interest expense totaled approximately $623,000 and $449,000 for the six months ended June 30, 2005 and 2004, respectively and includes interest paid on lines of credit, notes payable and amortization of discount on the sale of convertible debentures and the issuance of convertible preferred stock.  Amortization of discounts on debentures and preferred stock represent the interest cost associated with issuing the convertible debentures and preferred stock with warrants totaled approximately $632,000 and $409,000 for the six months ended June 30, 2005 and 2004, respectively, and are non-cash expenditures.

The change in fair value of warrant liability totaled approximately $646,135 and represents the change in fair value of warrants issued with registration rights to various professionals and the purchasers of our common and preferred stock.  At the date of issuance, the Company did not have an effective registration statement and, therefore, per EITF 00-19, recorded the value of the warrants issued at the date of grant as a liability and adjusted the liability to the warrant’s fair market value as of June 30, 2005.

Net Loss.  Net loss for the six months ended June 30, 2005 and 2004 totaled approximately ($3,712,000) or (84,954%) of net sales, and approximately ($1,725,000) or (4,267%) of net sales, respectively.  Net loss per share of common stock was ($0.19) and ($0.14) and for the six months ended June 30, 2005 and 2004, respectively.  Net loss for the  six months ended June 30, 2005 and 2004 for the subsidiary company operations totaled approximately ($68,000) and ($60,000) or (1,563%) and (148%) of net sales, respectively.  There can be no assurance that we will ever achieve profitability or that a stream of revenue can be generated and sustained in the future.

Capital Resources and Liquidity

Assets.  Our current assets totaled approximately $1,625,000 and $774,000 at June 30, 2005 and 2004, respectively.  Total assets were approximately $5,853,000 and $4,401,000 at June 30, 2005 and 2004, respectively.  At June 30, 2005, assets consisted primarily of net intangibles totaling $4,228,000, prepaid acquisition costs of $230,000, assets held for sale of $38,000 and cash on hand of $1,346,000, all approximate. At June 30, 2004, assets consisted primarily of inventory of $26,000, net intangibles totaling $3,596,000, net accounts receivable totaling $7,000, net furniture and equipment totaling $17,000, assets of discontinued operations held for sale totaling $490,000, and cash on hand of approximately $241,000, all approximate. The year over year increase in current assets is attributable to the recent preferred stock offering. The increase in total assets is attributable to the acquisition of Open Cell Biotechnologies and other intangibles between the fourth quarter of 2004 and the first quarter of 2005.

Liabilities and Working Capital.  Our current liabilities totaled approximately $4,610,000 and $6,186,000 at June 30, 2005 and 2004, respectively.  This resulted in a working capital deficit totaling approximately $2,985,000 and $5,412,000 at June 30, 2005 and 2004, respectively.  Total liabilities were approximately $12,292,000 and $11,389,000 at June 30, 2005 and 2004, respectively.   At June 30, 2005 and 2004, liabilities consisted primarily of accounts payable and accrued expenses totaling $696,000 and $1,197,000, respectively; warrant liability totaled approximately $4,368,000 and $2,603,000, respectively; liabilities of discontinued operations held for sale totaled approximately $3,447,000 and $3,951,000, respectively, all approximate.  The reduction in current liabilities is attributable to payments made toward current obligations through the raise of capital through preferred stock offerings. The overall increase in liabilities is attributable to fluctuations in the Company’s warrant liability.

Cash Requirements and Additional Funding

We generated financial growth primarily through cash flows provided by financing activities.  Cash flows provided by financing activities totaled approximately $3,768,000 and $1,078,000 for the six months ended June 30, 2005 and 2004, respectively.  Funds received during the first six months of 2005 were derived from the sale of Series C Convertible Preferred Stock, the sale of common shares, and the exercise of options. Funds totaling approximately $454,000 were received during the six months ended June 30, 2004 and derived from the exercise of options and subscriptions receivable.  For the six months ended June 30, 2005, we used cash flows for operations totaling approximately $2,862,000 as compared to the six months ended June 30, 2004, we used cash flows for operations totaling approximately $1,038,000.  Cash flows provided by investing activities were approximately $200,000 for the six months ended June 30, 2005 versus ($2,000) for the six months ended June 30, 2004.

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

As of June 30, 2005, our principal commitments consisted of agreements with various consultants who will provide with business development, public and financial relations, and raising additional debt or equity financing in exchange for stock of the Company or a portion of proceeds from the sale of stock.

Subsequent Events

In July 2005, we recently received a letter from Merisant Company, the holder of the rights to EqualTM, alleging that Shugr™ contains sucralose as its primary sweetening agent and therefore Shugr™ is not “natural” in any sense of the word.  Swiss research has rejected these allegations as being without basis because the amount of Sucralose contained in Shugr™ is so small that if sucralose was the primary sweetening agent, Shugr™ would not be a viable commercial product.  In response Merisant has requested additional information.  As no formal threat of litigation has been made by Merisant, we are unable to evaluate the consequences of such litigation should it arise.

In July 2005, the Company executed an employment agreement with Mr. Fred E. Tannous that commenced July 1, 2005 and ends June 30, 2008.  The base salary under this employment contract is $250,000 per year.  This contract provides for a performance bonus in an amount equal to of 5 % of the Adjusted EBITDA for each fiscal year and an option grant for the purchase of up to 500,000 shares of Company common stock exercisable at a price equal to $0.65 per share.  The option shall be exercisable on a monthly pro rata basis over the term of the agreement.  If the Company shall merge, sell a controlling interest, or sell a majority of its assets; or if there is a transaction (or series of transactions) in which the Company’s shareholders sell a majority of outstanding shares of Company capital stock, then we shall pay Mr. Tannous the greater of the remainder of his salary or two hundred fifty thousand dollars.  Further, at the date of any such merger or sale is consummated, all unvested options shall be immediately accelerated and as to any unexercised options to purchases shares in the Company which are held by Mr. Tannous, the Company shall pay Mr. Tannous cash in the amount equal to the difference between the consideration paid to the Company on a per share basis less the exercise price of the option, the value of which is multiplied to the number of options which Mr. Tannous holds.  If this employment contract is terminated by us without good cause, or if we are in breach of the agreement, or if we assign the executive without his consent to a lesser responsibility status than his current position, or require the executive to be based elsewhere other than our principal executive office, then we are required to Mr. Tannous the lesser of  (i) his salary for the remainder of the term of the agreement or (ii) one year’s salary and accrued benefits prorated through the date of termination.

In July 2005, the Company issued 127,845 shares of its common stock to a law corporation in lieu of cash for legal services provided.  The value of the shares totaled approximately $83,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In July 2005, the Company issued 100,000 shares of its common stock to a business development firm in lieu of cash for services provided.  The value of the shares totaled approximately $77,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In July 2005, the Company issued stock purchase options to a business development firm to purchase 1,000,000 shares of its common stock at an exercise price of $0.80 per share in consideration for services provided to the Company.  The estimated value of the options totaled approximately $672,000 at the date of grant.  The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions:  risk-free interest of 3.89%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 121%; and a term of 5 years.

In July 2005, the Company issued 8,460 shares of its common stock to a consultant in lieu of cash for product development services.  The value of the shares totaled approximately $8,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

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

(22)

In April 2005, the Company issued 12,353 shares of common stock in lieu of cash for approximately $11,000 interest due Series B Preferred Stock holders.

(23)

In April 2005, the Company issued 56,235 shares of common stock in lieu of cash for approximately $48,000 interest due debenture holders for the twelve months ended April 30, 2005.

(24)

In April 2005, the Company issued 8,000 shares of its common stock to a law corporation in lieu of cash for legal services provided.  The value of the shares totaled approximately $10,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

(25)

In April 2005, the Company issued 5,600 shares of its common stock to a consultant in lieu of cash for marketing and advertising services.  The value of the shares totaled approximately $7,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

(26)

In May 2005, the Company issued 11,765 shares of its common stock to a law corporation in lieu of cash for legal services provided.  The value of the shares totaled approximately $10,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

(27)

In May 2005, the Company issued 70,110 shares of its common stock to a law corporation in lieu of cash for legal services provided.  The value of the shares totaled approximately $70,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

(28)

In June 2005, the Company issued 4,706 shares of its common stock to a consultant in lieu of cash for marketing and advertising services.  The value of the shares totaled approximately $4,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

(29)

In June 2005, the Company issued 5,000 shares of its common stock to an employee as a bonus for work performed.  The value of the shares totaled approximately $4,000 and was determined based on the fair market value of the Company’s common stock at the date of grant.

(30)

In June 2005, the Company issued 5,882 shares of its common stock to a consultant in lieu of cash for product development services.  The value of the shares totaled approximately $5,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

(31)

In June 2005, the Company issued 220,000 shares of its common stock to a business development firm in lieu of cash for services provided.  The value of the shares totaled approximately $167,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

(32)

In June 2005, the Company issued 45,000 shares of its common stock to a business development firm in lieu of cash for services provided.  The value of the shares totaled approximately $36,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

(33)

In April 2005, the Company issued 120,000 and 110,000 shares to Messrs Tannous and Glaser respectively for salary and vacation compensation accrued during 2004. The value of the shares totaled approximately $92,000 and $85,000, respectively, and was based on the fair value of the Company’s stock on the day the Board authorized the grant.

(34)

In May 2005, the Company issued 179,247 shares of common stock upon conversion request made by holders on the Company’s Series A Convertible Preferred Stock.  The transaction reclassified approximately $152,000 of value from Preferred Stock to common stock.

(35)

In April 2005, the Company issued 294,117 shares of common stock upon conversion request made by holders on the Company’s Series B Convertible Preferred Stock.  The transaction reclassified approximately $250,000 of value from Preferred Stock to common stock.

(36)

In May 2005, the Company issued 117,646 shares of common stock upon conversion request made by holders on the Company’s Series B Convertible Preferred Stock.  The transaction reclassified approximately $100,000 of value from Preferred Stock to common stock.

(37)

In June 2005, the Company issued 325,000 shares of common stock to an individual upon the exercise of stock options with exercise price of $0.77 per share.  Proceeds to the Company from the option exercise totaled approximately $250,000.

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

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the issuer has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized this 22nd day of August 2005.

HEALTH SCIENCES GROUP, INC.

By:

   /s/ Fred E. Tannous

Fred E. Tannous

Chief Executive Officer,

Principal Financial Officer and Co-Chairman

39