Form 10QSB
period 2005-09-30
HEALTH SCIENCES GROUP INC
filed 2005-11-21
CIK 1127696

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal quarter ended  September 30, 2005

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

None

Common Stock, $0.001 Par Value

(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

As of October 21, 2005, there were outstanding 1,599,935 shares of Series A convertible preferred stock, 264,708, on an as if converted basis, of Series B convertible preferred stock, 2,877,894, on an as if converted basis, shares of Series C convertible preferred stock ,and 26,281,879 of the issuer’s common stock, all at a $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Health Sciences Group, Inc. and Subsidiaries

Table of Contents

Part I.

Financial Information

Item 1.

Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet as of September 30, 2005 (unaudited)..….…

2

Condensed Consolidated Statements of Income (Operations) for the

Quarters and Nine Months Ended September 30, 2005 and September 30, 2004

(unaudited)…........................……………………….........................………..

4

Condensed Consolidated Statement of Stockholders Deficit for the Nine Months

Ended September 30, 2005 (unaudited)……………………….....................……

6

Condensed Consolidated Statements of Cash Flows for the Nine Months

Ended September 30, 2005 and September 30, 2004 (unaudited)…..………….

8

Notes to Condensed Consolidated Financial Statements (unaudited)..……..……

10

Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations….....………………..…………………….………

31

Item 3.

Controls and Procedures...........................................................................................

39

Part II.

Other Information

Item 1.

Legal Proceedings ……………………………………………………..……………..

40

Item 2.

Changes in Securities …………………………………………………………….….

40

Item 3.

Defaults upon Senior Securities ………………………………………………….….

44

Item 4.

Submission of Matters to a Vote of Security Holders ………………………….……

44

Item 5.

Other Information ………………………………………………………………..…..

44

Item 6.

Exhibits ………………………………………………………………………………

44

Signatures …………………………………………………………………………………………..

45

Health Sciences Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2005 and December 31, 2004

(Unaudited)

September 30,

December 31,

2005

2004 *

ASSETS

Current assets:

  Cash and cash equivalents

$

295,237

$

240,532

  Accounts receivable

15,751

6,993

  Inventory

30,955

25,780

  Prepaid expenses

5,415

  10,280

347,358

283,585

Assets of discontinued operations held for sale

       38,086

490,736

            Total current assets

385,444

774,321

Machinery, furniture and equipment, net of accumulated

  depreciation and amortization

–

17,471

Loan fees, net of accumulated amortization

–

13,843

Intangible assets, net of accumulated amortization

4,691,616

3,595,539

            Total non-current assets

4,691,616

3,626,853

$

5,077,060

$

4,401,174

LIABILITIES

Current liabilities:

  Accounts payable

$

136,656

$

429,806

  Accrued expenses

656,344

200,516

  Accrued payroll liabilities

17,310

207,466

  Accrued penalties due preferred stockholders

422,523

360,000

  Convertible debentures payable,

    net unamortized discount of $0 and $53,332, respectively

315,000

606,668

  Delinquent payroll tax liability, including penalties and interest

–

205,133

  Loans payable, stockholders

–

55,000

  Dividends payable

226,923

   169,876

1,774,756

2,234,465

Liabilities of discontinued operations held for sale

3,365,589

3,879,891

            Total current liabilities

5,140,345

6,114,356

Warrant liability

3,279,895

2,602,539

Series A convertible preferred stock, net of unamortized

  discount of $201,915 and $539,277, respectively

1,158,025

1,410,723

Series B convertible preferred stock, net of unamortized

  discount of $123,970 and $355,892, respectively

101,031

394,108

Series C convertible preferred stock, subject to mandatory redemption,

  net of unamortized discount of $2,726,278

1,537,566

             –

 Total liabilities

11,216,862

10,521,726

*  Restated to reflect discontinued operations of Xcel Medical Pharmacy (Note 10)

The accompanying notes are an integral part of these condensed consolidated financial statements

Health Sciences Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

September 30, 2005 and December 31, 2004

(Unaudited)

September 30,

December 31,

2005

2004  *

STOCKHOLDERS’ DEFICIT

Stockholders’ deficit:

  Common stock; $0.001 par value, 50,000,000 shares

    authorized, and 25,633,799 and 18,206,094 shares issued

    and outstanding at September 30, 2005 and December 31,

    2004, respectively

$

25,637

$

18,206

  Additional paid-in capital

23,817,518

17,283,896

  Cost of treasury shares

–

(52,500)

  Prepaid compensation expense

(1,284,122)

(444,692)

  Accumulated deficit

(28,698,835)

(22,925,462)

          Total stockholders’ deficit

(6,139,802)

(6,120,552)

$

5,077,060

$

4,401,174

*  Restated to reflect discontinued operations of Xcel Medical Pharmacy (Note 10)

The accompanying notes are an integral part of these condensed consolidated financial statements

Health Sciences Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)

For the Quarters and Nine Months Ended September 30, 2005 and 2004 (unaudited)

Fiscal Quarter

 Fiscal Quarter

Nine Months

Nine Months

Ended

Ended**

Ended

Ended**

September 30, 2005

 September 30, 2004

September 30, 2005

September 30, 2004

Sales, net

 $

19,382

$

46,053

$

23,751

$

70,313

Cost of goods sold

        8,528

   33,908

   9,438

17,752

Gross profit

      10,854

   12,145

14,313

52,561

Selling, general and

    administrative expenses:

Advertising and marketing

    expenses

377,170

3,080

1,641,066

3,080

Salary expenses

527,012

120,548

764,002

445,375

Professional, legal and

   accounting expenses

1,312,494

502,844

2,445,642

1,473,551

Depreciation and amortization

166,038

48,775

513,394

148,122

Penalties

353,765

240,344

723,685

411,013

Other selling, general and

   administrative expenses

   179,944

     88,895

  406,407

  307,732

Total selling, general and

   administrative expenses

   2,916,423

   1,004,486

 6,494,196

 2,788,873

Loss from operations

  (2,905,569)

    (992,341)

(6,479,883)

(2,736,312)

Other income (expense)

  Interest expense recorded as

     amortization of discounts on

     convertible debentures

–

(28,290)

(53,332)

(142,351)

  Interest expense recorded as

     amortization of discounts on

     convertible preferred stock

(238,426)

(102,705)

(767,109)

(283,267)

  Interest expense on convertible

      debentures

(9,450)

(24,573)

(59,300)

(138,786)

  Interest income (expense) and financing

      costs on all other obligations, net

3,315

(6,000)

12,756

(46,331)

  Other income

–

–

–

37,372

  Change in fair value of warrant

      Liability

   1,088,406

   (389,281)

1,734,541

974,522

Total other income (expense)

     843,845

   (550,849)

  867,556

401,159

Loss from continuing operations

(2,061,724)

(1,543,190)

(5,612,327)

(2,335,153)

Loss from discontinued operations

–

(628,282)

(161,046)

(1,554,539)

Net loss

   (2,061,724)

   (2,171,472)

(5,773,373)

(3,889,692)

Health Sciences Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED

For the Quarters and Nine Months Ended September 30, 2005 and 2004 (unaudited)

Fiscal Quarter

 Fiscal Quarter

Nine Months

Nine Months

Ended

Ended**

Ended

Ended**

September 30, 2005

September 30, 2004

September 30, 2005

September 30, 2004

Preferred dividends

  226,923

51,051

  226,923

   456,341

Net loss attributable to

   common shareholders

$

  (2,288,647)

$

  (2,222,523)

$

  (6,000,296)

$

  (4,346,033)

Basic and Diluted earnings per share

    Continuing operations

$

(0.09)

$

(0.11)

$

(0.26)

$

(0.21)

    Discontinued operations

 –

(0.04)

 (0.01)

(0.12)

Net loss per share attributable

   to common shareholders

$

(0.09)

$

 (0.15)

$

 (0.27)

$

(0.33)

Weighted average common shares

   outstanding – basic and diluted

24,692,248

14,605,902

22,577,253

13,359,215

** Restated to reflect discontinued operations of Quality Botanical Ingredients and Xcel Medical Pharmacy (Note 10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Health Sciences Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

Additional

Cost of

Prepaid

Total

Common stock

paid-in

treasury

compensation

Accumulated

stockholders'

Shares

Amount

capital

shares

expense

deficit

equity

Balance at January 1, 2005

18,206,094

$

18,206

$

17,283,896

$

(52,500)

$

(444,692)

$

(22,925,462)

$

(6,120,552)

Amortization:

Stocks and warrants issued with equity line

–

–

297,014

–

–

–

297,014

Equity issued in advance of services

–

–

–

–

532,184

–

532,184

Issuance of common stock,

    common stock options and warrants:

Stock for acquisitions

822,845

823

953,677

–

–

–

954,500

Stock sold for cash

294,118

294

(10,000)

–

–

–

(9,706)

Stock for commissions

29,411

29

(29)

–

–

–

–

Stock for services

1,715,960

1,718

1,368,426

–

–

–

1,370,144

Stock to officers for services

602,740

602

451,454

–

–

–

452,056

Stock warrants issued with preferred stock

–

–

(345,608)

–

–

–

(345,608)

Stock for interest due debenture holder

110,780

111

77,689

–

–

–

77,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

Health Sciences Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited) (CONTINUED)

Additional

Cost of

Prepaid

Total

Common stock

paid-in

treasury

compensation

Accumulated

stockholders'

Shares

Amount

capital

shares

expense

deficit

equity

Stock for dividends due

   preferred stockholder

217,617

218

191,620

–

–

–

191,838

Stock for penalties due

   preferred stock holder

460,081

460

379,470

–

–

–

379,930

Stock upon conversion of debentures

563,101

564

344,436

–

–

–

345,000

Stock upon conversion of preferred stock

1,311,836

1,313

1,113,747

–

–

–

1,115,060

Stock and warrants for equity line

205,882

206

(209,897)

–

–

–

(209,691)

Options and warrants issued with stock sold

–

–

(49,854)

–

–

–

(49,854)

Options and warrants for services

–

–

139,850

–

–

–

139,850

Options and warrants for prepaid services

–

–

1,379,726

–

(1,379,726)

–

–

Options and warrants cashless exercises

85,000

85

(85)

–

–

–

Options and warrants exercised for cash

1,008,334

1,008

761,492

–

–

–

762,500

Other:

Fair value adjustment of options and

    warrants issued for future services

–

–

(8,112)

–

8,112

–

–

Cancellations

–

–

(52,500)

52,500

–

–

–

Dividends earned

–

–

(248,894)

–

–

–

(248,894)

Net loss

(5,773,373)

(5,773,373)

Balance at September 30, 2005

25,633,799

$

25,637

$

23,817,518

$

        –

$

(1,284,122)

$

(28,698,835)

$

(6,139,802)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Health Sciences Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September, 2005 and 2004 (unaudited)

Nine Months Ended

Nine Months Ended

September 30, 2005

September 30, 2004**

Cash flows used for operating activities:

  Net loss

$

(5,773,373)

$

(3,889,692)

  Adjustments to reconcile net loss to net cash

    used for operating activities:

      Provision for contractual allowance and allowance

        for doubtful accounts

6,993

–

      Depreciation

17,471

4,911

      Amortization of intangible assets and loan fees

198,909

108,395

      Amortization of discounts on convertible debentures

53,332

142,351

      Amortization of discounts on convertible preferred stock

767,109

283,267

      Amortization of common stock issued in advance of service

264,584

    294,669

      Amortization of options and warrants issued in advance of service

267,600

       129,865

      Amortization of equity line commitment fee

297,014

–

      Issuance of common stock for services rendered

      732,084

68,922

      Issuance of common stock to officers for services

      452,056

162,500

      Issuance of common stock to board of directors for services

      249,000

–

      Issuance of common stock for finance costs

–

6,000

      Issuance of common stock options and warrants for services rendered

169,698

182,802

      Issuance of common stock to preferred shareholders for penalties

–

169,410

      Issuance of common stock to preferred shareholders for interest

–

40,000

      Cancellation of common stock issued for services

–

(440,876)

      Change in fair value of services prepaid with options and warrants

46,539

–

      Change in fair value of warrant liability

(1,734,541)

(974,522)

  Changes in assets and liabilities:

    (Increase) decrease in assets:

      Accounts receivable

(15,751)

(4,196)

      Inventory

(30,955)

4,449

      Prepaid acquisition costs

4,865

4,832

      Intangible assets

(225,000)

–

      Assets of discontinued operations held for sale

452,650

3,103,269

    Increase (decrease) in liabilities:

      Accounts payable and accrued expenses

30,785

690,645

      Accrued expense

741,822

–

      Payroll taxes due

(205,133)

84,070

      Liabilities of discontinued operations held for sale

  (514,302)

(1,626,389)

          Net cash used for operating activities

(3,746,544)

(1,455,318)

Cash flows provided by investing activities:

     Acquisition of property, plant and equipment

–

(2,808)

     Prepaid acquisition costs

(166,643)

–

     Cash acquired through subsidiary acquisition

   200,000

           –

          Net cash provided by investing activities

    33,357

   (2,808)

**  Restated to reflect discontinued operations of Xcel Medical Pharmacy (Note 10)

The accompanying notes are an integral part of these condensed consolidated financial statements

Health Sciences Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Nine Months Ended September 30, 2005 and 2004 (unaudited)

Nine Months Ended

Nine Months Ended

September 30, 2005

September 30, 2004**

Cash flows provided by financing activities:

  Payments on notes payable

$

(115,000)

$

(208,678)

  Payments on equity issuance expense

(355,608)

(157,718)

  Proceeds from notes payable - stockholders

60,000

202,500

  Proceeds from the issuance of common stock

250,000

  250,000

  Proceeds from the exercise of common stock options

762,500

453,946

  Proceeds from issuance of Series B Preferred Stock

3,166,000

750,000

  Proceeds from issuance of Series C Preferred Stock

             –

             –

          Net cash provided by financing activities

3,767,892

1,290,050

Net change in cash and cash equivalents

54,705

(168,076)

Cash and cash equivalents, beginning of period

  240,532

  265,059

Cash and cash equivalents, end of period

$

  295,237

$

   96,983

Supplemental disclosure of cash flow information:

  Interest paid

$

          –

$

       331

  Taxes paid

$

           –

$

           –

Supplemental disclosure of non-cash investing and financing activities:

  Value of common stock issued to acquire Open Cell Biotechnologies

$

  954,500

$

            –

  Value of common stock issued upon conversion of Series A Preferred

$

  590,060

$

            –

  Value of common stock issued upon conversion of Series B Preferred

$

  525,000

$

            –

  Value of common stock issued as commissions for equity sale

$

     25,000

$

            –

  Value of common stock issued to preferred shareholders for dividends

$

   191,620

$

   40,000

  Value of common stock issued to preferred shareholders for penalties

$

   379,921

$

  Value of common stock issued to debenture holders for interest

$

     77,800

$

162,738

  Value of common stock options issued for services

$

   169,698

$

          –

  Value of warrants issued for equity line commitment fee

$

   209,691

$

            –

  Value of warrants issued with common stock

$

   299,560

$

            –

  Value of warrants issued with preferred stock

$

1,826,259

$

  412,484

  Value of warrants issued as commissions for common stock sale

$

     44,934

$

            –

  Value of warrants issued for services related to preferred stock sale

$

   603,874

$

   91,658

  Value of warrants issued as commissions for equity line increase

$

     31,453

$

            –

  Value of discount amortized to dividends from Series C preferred BCF

$

   241,897

$

            –

  Value of BCF issued to Series B preferred stockholders

$

             –

$

  337,516

  Value of BCF issued to Series C preferred stockholders

$

 1,339,741

$

            –

  Write off of fully depreciated assets

$

     34,480

$

            –

  Debentures converted into common stock

$

    345,000

$

   70,000

  Increase in value of options issued in advance of services

$

        8,112

$

            -

  Cancellation of common stock

$

      52,500

$

 440,876

**  Restated to reflect discontinued operations of Xcel Medical Pharmacy (Note 10)

The accompanying notes are an integral part of these condensed consolidated financial statements

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2004 (unaudited)

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

On October 20, 2004, the Board of Directors of the Company elected to discontinue operations of its wholly-owned subsidiary, QBI (Note 10).  The Company, through the secured lender, engaged professional service firms to facilitate the liquidation of QBI’s inventory and fixed assets and to collect QBI’s outstanding accounts receivable. Proceeds from the sale of such assets will be used to repay QBI’s creditors for outstanding obligations.  The Company is a guarantor of the obligations of QBI pursuant to a Continuing Unconditional Corporate Guaranty dated as of February 21, 2003.  Management believes it has adequate capital resource and that the Company’s continuing operations will not be adversely affected by this action.

On December 28, 2004, the Company signed a letter of intent to acquire the assets of Swiss Research, Inc. a company which markets and sells branded nutraceutical products addressing major wellness categories, including weight management, arthritis support, cholesterol reduction and diabetes management. This transaction was executed in August 2005. (Note 4)

In May 2005, management determined that its pharmaceutical operations were inconsistent with the Company’s revised strategic direction of identifying, developing and commercializing nutritional products and functional food ingredients and therefore elected to suspend its pharmaceutical operations and layoff its employees in order to conserve cash.  Efforts are currently underway to sell its pharmaceutical operations. In accordance with SFAS No. 144 “Accounting the Impairment or Disposal of Long-Lived Assets” the subsidiary has been shown as a discontinued operation as of September 30, 2005. (Note 10)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including the continuing operations of Swiss Research, Inc. (“Swiss”), BioSelect Innovations, Inc. (“BioSelect”), and discontinued operations of XCEL Healthcare, Inc. (“XCEL”) and Quality Botanical Ingredients, Inc. (“QBI”).  Both Xcel and QBI are listed as assets held for disposal, liabilities held for disposal, and discontinued operations.  All material inter-company accounts have been eliminated in consolidation.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2004 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by Health Sciences Group, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual condensed consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  The results for the quarter and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.  These condensed consolidated financial statements and the notes hereto should be read in conjunction with the Company's consolidated audited financial statements and related footnotes for the year ended December 31, 2004 included in the Company's annual report on Form 10-KSB which was filed April 15, 2005.

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

In the first nine months of 2005, management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

•

The Company has raised approximately $3,416,000 from the sale of common and preferred stock. In addition, the Company has received approximately $762,500 from the exercise of options and warrants.

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

•

Management acquired the assets of Swiss Research, Inc. in the third quarter of 2005.  Swiss Research markets and sells branded nutraceutical products addressing major wellness categories, including weight management, arthritis support, cholesterol reduction and diabetes management.  This acquisition will enable the Company to take advantage of Swiss’s existing product and distribution channels to improve the Company’s results from operations.

Comprehensive Income (Loss)

The Company has no components of Other Comprehensive Income (Loss), and accordingly no Statement of Comprehensive Income (Loss) has been included in the accompanying condensed consolidated financial statements.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2004 (unaudited)

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

Reclassification

Certain amounts from the nine months ended September 30, 2004 and the twelve months ended December 31, 2004 have been reclassified to correspond to the nine months ended September 30, 2005.

Changes in Accounting Policies

There have been no changes in accounting policies used by the Company during the nine months ended September 30, 2005.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

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

September 30, 2005 and 2004 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Recent Accounting Pronouncements, Continued

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the our financial position, results of operations or cash flows.

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

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company’ net loss and loss per share would be reduced to the pro forma amounts indicated below for the fiscal quarters and nine months ended September 30, 2005 and 2004:

Fiscal Quarter

Fiscal Quarter

Ended

Ended

September 30, 2005

September 30, 2004

Net income (loss) attributable to common

  shareholders, as reported

$

(2,288,647)

$

(2,222,523)

Stock compensation calculated under APB 25

–

–

Stock compensation calculated under SFAS 123

     (252,174)

(137,784)

Pro forma net loss attributable to

  common shareholders

$

      (2,540,821)

$

(2,360,307)

Net loss per share available to common shareholders:

     As reported – basic and diluted

$

(0.09)

$

(0.15)

     Pro forma – basic and diluted

$

(0.10)

$

(0.16)

Nine Months

Nine Months

Ended

Ended

September 30, 2005

September 30, 2004

Net loss attributable to common

  shareholders, as reported

$

(6,000,296)

$

(4,346,033)

Stock compensation calculated under APB 25

–

–

Stock compensation calculated under SFAS 123

   (834,564)

  (239,456)

Pro forma net loss attributable to

  common shareholders

$

(6,834,860)

$

(4,585,489)

Net loss per share available to common shareholders:

     As reported – basic and diluted

$

(0.27)

$

(0.33)

     Pro forma – basic and diluted

$

(0.30)

$

(0.34)

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2004 (unaudited)

NOTE 3 – STOCK OPTIONS ISSUED TO EMPLOYEES AND DIRECTORS, CONTINUED

Pro Forma Information for Stock Options Issued to Employees and Directors

Pro forma information using the Black-Scholes method at the date of grant is based on the following assumptions for the nine months ended September 30, 2005 and 2004, respectively: average risk free interest rate of 4.13% and 4.0%; dividend yield of 0.0%; average volatility factor of the expected market price of the Company’s common stock of 122.8% and 122.8%; and an expected life of 10.0 and 8.9 years.

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

NOTE 4 – BUSINESS ACQUISITIONS

Acquisition of Open Cell Biotechnologies, Inc.

In February 2005, the Company acquired Open Cell Biotechnologies, Inc. (“OCBI”), a wholly-owned subsidiary of UTEK Corporation in a tax-free stock-for-stock exchange.  The Company issued 822,845 unregistered shares of its common stock valued at approximately $954,000, based on the fair market value of the Company’s common stock at the date of issuance, to UTEK Corporation in exchange for 100% of the issued and outstanding shares of capital stock of OCBI.  The shares issued in the exchange are restricted and may only be resold pursuant to the requirements of the Securities Act of 1933.  The amount of consideration was determined by arms-length negotiations between the parties and the exchange was consummated in accordance with applicable law. Upon acquisition of OCBI the Company performed the significance test under Item 310 (c)(2)(iii) of Regulation S-B and determined the transaction to be immaterial.

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

Acquisition of Swiss research, Inc.

In December 2004, the Company, through its newly formed subsidiary Swiss Research, a Delaware corporation, (“Swiss DE”), initiated an agreement to acquire the assets of Swiss Research, a California corporation, (“Swiss CA”), for cash and performance based warrants. Swiss Research is a diet and nutrition products company which markets and sells branded nutraceutical products addressing major wellness categories, including weight management, arthritis support, cholesterol reduction and diabetes management. Swiss CA is also the proprietary developer of the formula for its marquee product, Shugr, a natural zero-calorie and diabetic safe sugar substitute with the look, taste and baking qualities of cane sugar. The agreement was executed in August 2005.

The Company’s cash consideration obligation totals $300,000, plus tax related liabilities up to a maximum of $60,000. The Company also issued 450,000 stock purchase warrants to purchase 150,000 shares of its common stock at an exercise price of $1.00 per share if the Company achieves a consolidated EBITDA of $1,000,000 for the year ended December 31, 2005, 150,000 shares of its common stock at an exercise price of $2.00 per share if the Company achieves a consolidated EBITDA of $2,000,000 for the year ended December 31, 2006, and 150,000 shares of its common stock at an exercise price of $3.00 per share if the Company achieves a consolidated EBITDA of $3,000,000 for the year ended December 31, 2007. Per SFAS No. 141, paragraph 28, if the specified performance expectations are met, the value of the warrants will be determined and recorded as an additional acquisition cost.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2004 (unaudited)

NOTE 4 – BUSINESS ACQUISITIONS, CONTINUED

Acquisition of Swiss research, Inc., Continued

The amount of consideration was determined by arms-length negotiations between the parties and the exchange was consummated in accordance with applicable law. Upon acquisition of Swiss CA the Company performed the significance test under Item 310 (c)(2)(iii) of Regulation S-B and determined the transaction to be immaterial. The Company will engage a third party valuation firm to finalize the purchase price allocation prior to the transaction’s anniversary date.

Swiss CA’s results of operations and assets for the period and twelve months ended December 31, 2004, totaled less that 4% and 1% of the Company’s consolidated assets and net loss, respectively. The results of operations for Swiss Research (Swiss DE) are included herein these financial statements from the effective date through period end for both the three months and nine months ended September 30, 2005. Purchase price allocation for consideration paid has been capitalized and assigned to the proprietary formula and will be amortized accordingly.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of patents, proprietary formulas and licensing agreement. Each year, these assets are reviewed for impairment and, if applicable, their value is adjusted downward accordingly. A summary of the Company’s intangible assets is as follows:

September 30, 2005

Patents

$

2,305,742

Proprietary Formulas

526,643

Licensing Agreements

2,146,000

Accumulated amortization

  (286,769)

$

4,691,616

Amortization expense for intangible assets totaled approximately $184,922 for the nine months ended September 30, 2005. Amortization expense for intangible assets for the years ending December 31, 2005 through 2021 is estimated to be approximately $248,000 per year.

Patents

Patents consist of the assigned fair market value at the date of acquisition arising from the purchase of BioSelect Innovations, Inc., net the subsequent impairment charge of approximately $944,000 recognized at December 31, 2004.  Patent costs are amortized on a straight-line basis over their economic lives of approximately 19 years and are reviewed for impairment whenever the facts and circumstances indicate that the carrying amount may not be recoverable.

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

Proprietary Formulas

Proprietary formulas consist of the assigned fair market value at the date of acquisition arising from the purchase of Swiss Research (Swiss CA).  Formulas are amortized on a straight-line basis over their estimated economic lives of 15 years and are reviewed for impairment whenever the facts and circumstances indicate that the carrying amount may not be recoverable.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2004 (unaudited)

NOTE 6 – ASSETS OF DISCONTINUED OPERATIONS HELD FOR SALE

As of September 30, 2005, assets held by the Company for its discontinued subsidiaries Quality Botanical Ingredients and Xcel Medical Pharmacy as compared to assets held as of December 31, 2004, included:

September 30, 2005

December 31, 2004

(unaudited)

Accounts Receivable

$

–

$

245,135

Inventory

38,086

68,947

Fixed Assets

       –

     176,654

Total Assets Held for Sale

$

38,086

$

    490,736

NOTE 7 – WARRANT LIABILITY

In conjunction with raising capital through the sale of equity, the Company has issued various warrants that have registration rights for the underlying shares.  As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet and the change in fair value from the date of issuance to September 30, 2005 has been included in other (expense) income.

For the three and nine months ended September 30, 2005 the change in fair value of all warrants issued with registration rights for the underlying shares, including those warrants issued with the Series A Preferred, Series B Preferred, and Series C Preferred decreased by approximately $1,088,000 and $1,735,000, respectively, and is recognized in other income (expense).

NOTE 8 – LIABILITIES OF DISCONTINUED OPERATIONS HELD FOR SALE

As of September 30, 2005, liabilities held by the Company for its discontinued subsidiaries Quality Botanical Ingredients and Xcel Medical Pharmacy as compared to liabilities held as of December 31, 2004, included:

September 30, 2005

December 31, 2004

(unaudited)

Accounts Payable

$

1,116,244

$

1,159,003

Accrued Expenses

93,593

342,357

Secured Line of Credit

1,789,293

1,876,584

Notes Payable

200,771

245,771

Notes Payable to Related Parties

1,800

108,050

Capital Leases Payable

66,564

66,564

Payroll Tax Liabilities

      97,324

      81,562

Total Liabilities Held for Sale

$

3,365,589

$

3,879,891

NOTE 9 – STOCKHOLDERS’ DEFICIT

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

September 30, 2005 and 2004 (unaudited)

NOTE 9 – STOCKHOLDERS’ DEFICIT, CONTINUED

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

In August 2005, the Company issued 14,697 shares of common stock in lieu of cash for dividends due to holders of the Company’s Series B Preferred Stock.

In August 2005, the Company issued 11,965 shares for dividends due holders of Series C Preferred stock.

In August 2005, the Company issued 26,921 shares for penalties due holders of Series C Preferred stock in accordance with the offering document’s stipulated terms for remuneration based upon the timing of the share’s respective registration statement.

Options Issued to Professionals

In January 2005, the Company issued options to purchase 150,000 shares of common stock to a business development firm for services at an exercise price of $0.75 per share in consideration of services provided to the Company.  The estimated value of the options totaled approximately $108,000 at the date of grant and is included in selling, general and administrative expenses for the nine months ended September 30, 2005.  The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions:  risk-free interest of 4.29%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 124%; and a term of 10 years.

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

In August 2005, the Company issued stock purchase options to a business development firm to purchase 150,000 shares of its common stock at an exercise price of $0.99 per share in consideration for services provided to the Company.  The estimated value of the options totaled approximately $125,000 at the date of grant.  The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions:  risk-free interest of 4.28%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 121%; and a term of 5 years.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2004 (unaudited)

NOTE 9 – STOCKHOLDERS’ DEFICIT, CONTINUED

Options Issued to Professionals, Continued

In September 2005, the Company issued stock purchase options to a consultant to purchase 500,000 shares of its common stock at an exercise price of $0.65 per share in consideration for services provided to the Company.  The estimated value of the options totaled approximately $399,000 at the date of grant.  The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions:  risk-free interest of 4.19%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 121%; and a term of 10 years.

Options Issued to Officers

In July 2005, pursuant to an employment agreement the Company issued stock purchase options to an officer to purchase 500,000 shares of its common stock at an exercise price of $0.65 per share in consideration for services provided to the Company.  The estimated value of the options totaled approximately $369,000 at the date of grant.  The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions:  risk-free interest of 4.06%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 121%; and a term of 10 years.

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

Warrants Issued for Swiss Research Asset Acquisition.

In August 2005, the Company issued 450,000 stock purchase warrants to purchase 150,000 shares of its common stock at an exercise price of $1.00 per share if the Company achieves a consolidated EBITDA of $1,000,000 for the year ended December 31, 2005, 150,000 shares of its common stock at an exercise price of $2.00 per share if the Company achieves a consolidated EBITDA of $2,000,000 for the year ended December 31, 2006, and 150,000 shares of its common stock at an exercise price of $3.00 per share if the Company achieves a consolidated EBITDA of $3,000,000 for the year ended December 31, 2007. Per SFAS No. 141, paragraph 28, if the specified performance expectations are met, the value of the warrants will be determined and recorded as an additional acquisition cost. The amount of consideration was determined by arms-length negotiations between the parties and the exchange was consummated in accordance with applicable law.

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

September 30, 2005 and 2004 (unaudited)

NOTE 9 – STOCKHOLDERS’ DEFICIT, CONTINUED

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

September 30, 2005 and 2004 (unaudited)

NOTE 9 – STOCKHOLDERS’ DEFICIT, CONTINUED

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

In August 2005, the Company issued 6,500 shares of its common stock to each of two consultants in lieu of cash for product development services.  The value of the shares totaled approximately $10,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In August 2005, the Company issued 4,706 shares of its common stock to a consultant in lieu of cash for product development services.  The value of the shares totaled approximately $4,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In August 2005, the Company issued 10,870 shares of its common stock to a law corporation in lieu of cash for legal services previously provided.  The value of the shares totaled approximately $10,000, in aggregate, on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In August 2005, the Company issued 50,000 shares of its common stock to a business development firm for services.  The value of the shares totaled approximately $42,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In August 2005, the Company issued 260,274 shares of its common stock to a former officer and current member of the Board of Directors for additional consulting services to be provided over the next 11 months.  The value of the shares totaled approximately $195,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In September 2005, the Company issued 14,805 shares of its common stock to a law corporation in lieu of cash for legal services previously provided.  The value of the shares totaled approximately $10,000, in aggregate, on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2004 (unaudited)

NOTE 9 – STOCKHOLDERS’ DEFICIT, CONTINUED

Shares Issued for Services, Continued

In September 2005, the Company issued 15,333 shares of its common stock to a consultant in lieu of cash for product development services.  The value of the shares totaled approximately $11,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In September 2005, the Company issued 11,570 shares of its common stock to a consultant in lieu of cash for product development services.  The value of the shares totaled approximately $8,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In September 2005, the Company issued 150,000 shares of its common stock to a business development firm for services.  The value of the shares totaled approximately $108,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In September 2005, the Company issued 14,000 shares of its common stock to a consultant in lieu of cash for financial services.  The value of the shares totaled approximately $11,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

Shares Issued to Officers

In April 2005, the Company issued 120,000 and 110,000 shares to Messrs Tannous and Glaser respectively for salary and vacation compensation accrued during 2004. The value of the shares totaled approximately $92,000 and $85,000, respectively, and was based on the fair value of the Company’s stock on the day the Board authorized the grant.

In August 2005, the Company issued 342,466 shares of its common stock to Messer Tannous for services to be provided over the next 11 months.  The value of the shares totaled approximately $257,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

Shares Issued to Board of Directors

In August 2005, the Company issued 100,000 shares to each of its three outside members of the board of directors. The value of the shares totaled approximately $249,000, in aggregate, on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

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

In August 2005, the Company issued 205,884 shares of common stock upon a conversion request made by holders on the Company’s Series B Convertible Preferred Stock.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2004 (unaudited)

NOTE 9 – STOCKHOLDERS’ DEFICIT, CONTINUED

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

Securities Sold, Continued

The Company is required to file a registration statement covering the common shares underlying the warrants.  Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the warrants have been recorded as a warrant liability until the Company has obtained an effective registration statement.  Upon the completion of the registration statement, the net value of the warrants shall be recorded as additional paid-in capital. The net value of the warrants at September 30, 2005 is included in warrant liability and the respective change in fair value has been included in other income (expense).

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

The investors received common stock purchase warrants in an amount equal to 50% of the number of common shares underlying the Series C Preferred based on the fixed conversion price. The warrants have a term of five years and an exercise price equal to $1.60.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2004 (unaudited)

NOTE 9 – STOCKHOLDERS’ DEFICIT, CONTINUED

Private Placement – Series C Convertible Preferred Stock, Continued

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

Convertible Preferred Stock, Continued

The Holders of the Series C Preferred stock shall be entitled to receive dividends at 8% per annum at the end of each calendar quarter and three years from the date of closing payable in cash or, at the Company’s sole discretion, in registered shares of the Company’s common stock at ninety-three percent (93%) of the average of the twenty (20) day daily VWAP prior to payment. Dividends earned through September 30, 2005 totaled approximately $139,000.

The Company is required to file a registration statement covering the common shares underlying the Series C Preferred Warrants.  Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, approximately $1,826,000, the net value of the shares at March 15, 2005, has been recorded as a warrant liability until the Company has obtained an effective registration statement.  The value of the warrants was estimated using the Black-Scholes pricing model with the following assumptions:  average risk-free interest of 4.22%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 124%; and a term of 5 years.  Upon the completion of the registration statement, the net value of the shares shall be recorded as additional paid-in capital. The net value of the warrants at September 30, 2005 is included in warrant liability and the respective change in fair value has been included in other income (expense).

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

September 30, 2005 and 2004 (unaudited)

NOTE 9 – STOCKHOLDERS’ DEFICIT, CONTINUED

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

The Company is required to file a registration statement covering the common shares underlying the warrants.  Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the warrants have been recorded as a warrant liability until the Company has obtained an effective registration statement.  Upon the completion of the registration statement, the net value of the warrants shall be recorded as additional paid-in capital. The net value of the warrants at September 30, 2005 is included in warrant liability and the respective change in fair value has been included in other income (expense).

NOTE 10 – DISCONTINUED OPERATIONS

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

At this time, management estimates that approximately $1,500,000 of the original balance due La Salle will be unsatisfied and that it is probable that the Company and two non-affiliated co-guarantors will together share joint and several liability.  However, management can neither provide an accurate estimate of the Company’s pro-rata percentage of the remaining liability to be assumed nor approximate the resulting gain or loss to be realized. As such, the Company continues to account for the full balance due as of September 30, 2005 in Liabilities of discontinued operations held for sale. A complete discussion of the events and circumstances regarding QBI is included in the Company’s annual report on Form 10-KSB which was filed April 15, 2005.

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

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2004 (unaudited)

NOTE 10 – DISCONTINUED OPERATIONS, CONTINUED

The following information summarizes Xcel’s unaudited results from operations for the three and nine months ended September 30, 2005 and 2004.

Fiscal Quarter

 Fiscal Quarter

Nine Months

Nine Months

Ended

Ended

Ended

Ended

September 30, 2005

September 30, 2004

     September 30, 2005

 September 30, 2004

Sales, net

 $

–

$

814,633

$

198,606

$

2,766,257

Cost of goods sold

           –

   686,885

  86,628

2,384,653

Gross profit

           –

   127,748

111,978

381,604

Total selling, general and

   administrative expenses

           –

   213,307

  257,787

617,547

Loss from operations

           –

   (85,559)

(145,809)

(235,943)

Total other income (expense)

            –

    (11,710)

(15,237)

(45,276)

Loss before income taxes

–

(97,269)

(161,046)

(281,219)

Provision for income taxes

            –

           –

              –

            –

Net loss

$

            –

$

  (97,269)

$

  (161,046)

$

(281,219)

The following information summarizes Xcel’s unaudited statements of position for the nine months ended September 30, 2005 and the year ended December 31, 2004.

September 30,

December 31,

2005

2004

ASSETS

Current assets

$

38,086

$

168,061

Machinery, furniture and equipment, net of accumulated depreciation

        –

  13,672

Assets of discontinued operations held for sale **

$

38,086

$

181,733

LIABILITIES

Accounts payable and accrued expenses

$

124,836

$

195,608

Payroll Taxes

87,794

72,033

Notes payable

   67,947

219,197

Liabilities of discontinued operations held for sale **

$

280,577

$

486,838

** Assets and liabilities of discontinued operations held for sale presented above only reflect the assets and liabilities of Xcel Medical Pharmacy. These totals exclude QBI and do not necessarily equal the assets and liabilities held for sale presented on the balance sheet.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2004 (unaudited)

NOTE 10 – DISCONTINUED OPERATIONS, CONTINUED

The following information summarizes QBI’s unaudited results from operations for the three and nine months ended September 30, 2005 and 2004.

Fiscal Quarter

 Fiscal Quarter

Nine Months

Nine Months

Ended

Ended

Ended

Ended

September 30, 2005

September 30, 2004

     September 30, 2005

 September 30, 2004

Sales, net

 $

–

$

955,237

$

–

$

4,890,513

Cost of goods sold

           –

   1,055,785

            –

4,457,176

Gross profit

           –

   (100,548)

           –

433,337

Total selling, general and

   administrative expenses

           –

   391,247

           –

1,498,796

Loss from operations

           –

   (491,795)

           –

(1,065,459)

Total other income (expense)

            –

            (39,218)

           –

(207,861)

Loss before income taxes

–

(531,013)

–

(1,273,320)

Provision for income taxes

            –

           –

              –

            –

Net loss

$

            –

$

(531,013)

$

              –

$

(1,273,320)

The following information summarizes QBI’s unaudited statements of position for the nine months ended September 30, 2005 and the year ended December 31, 2004.

September 30,

December 31,

2005

2004

ASSETS

Current assets

$

–

$

145,060

Machinery, furniture and equipment, net of accumulated depreciation

        –

  162,982

Assets of discontinued operations held for sale **

$

         –

$

  308,042

LIABILITIES

Accounts payable and accrued expenses

$

1,094,531

$

1,315,282

Line of credit payable

1,789,293

1,876,584

Capital leases

66,564

66,564

Notes payable

    134,624

   134,624

Liabilities of discontinued operations held for sale **

$

3,085,012

$

3,393,054

** Assets and liabilities of discontinued operations held for sale presented above only reflect the assets and liabilities of Quality Botanical Ingredients. These totals exclude Xcel and do not necessarily equal the assets and liabilities held for sale presented on the balance sheet.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2004 (unaudited)

NOTE 11 – SEGMENT INFORMATION

The Company’s operating business units that have separate management and reporting infrastructures that offer different products and services are identified for both the quarter and nine months ended September 30, 2005.  The Corporate group is the holding company and oversees the operations of the other business units.  The Corporate group also arranges financing and strategic guidance for the entire organization.  The Research and Development group develops future and present products in the fields of drug delivery, vitamins and minerals, and cosmetic pharmaceuticals.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 2).  The Company had no inter-segment sales for the quarter or nine months ended September 30, 2005 and 2004.  Each business unit is managed separately because each business requires different technology and marketing strategies.  The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, and interest income and expense.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the quarter ended September 30, 2005 (in thousands):

Retail

Research and

Discontinued

Corporate

Operations

Development

Operations

Consolidated

Sales, net

$

–

$

19

$

–

$

–

$

19

Loss before income taxes

$

(1,927)

$

(102)

$

(32)

$

–

$

(2,062)

Depreciation and amortization

$

134

$

–

$

32

$

–

$

166

Interest expense, net

$

245

$

–

$

–

$

–

$

245

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the quarter ended September 30, 2004 (in thousands):

Retail

Research and

Discontinued

Corporate

Operations

Development

Operations

Consolidated

Sales, net

$

–

$

–

$

46

$

–

$

46

Loss before income taxes

$

(1,490)

$

–

$

(53)

$

(628)

$

(2,171)

Depreciation and amortization

$

10

$

–

$

39

$

–

$

49

Interest expense, net

$

162

$

–

$

–

$

–

$

162

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the nine months ended September 30, 2005 (in thousands):

Retail

Research and

Discontinued

Corporate

Operations

Development

Operations

Consolidated

Sales, net

$

–

$

19

$

4

$

–

$

24

Loss before income taxes

$

(5,409)

$

(102)

$

(101)

$

(161)

$

(5,773)

Depreciation and amortization

$

416

$

–

$

97

$

–

$

513

Interest expense, net

$

867

$

–

$

–

$

–

$

867

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the nine months ended September 30, 2004 (in thousands):

Retail

Research and

Discontinued

Corporate

Operations

Development

Operations

Consolidated

Sales, net

$

–

$

–

$

70

$

–

$

70

Loss before income taxes

$

(2,222)

$

–

$

(113)

$

(1,555)

$

(3,890)

Depreciation and amortization

$

61

$

–

$

87

$

–

$

148

Interest expense, net

$

611

$

–

$

–

$

–

$

611

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2004 (unaudited)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Acquisition of Swiss Research

In December 2004, the Company finalized a Letter of Intent to purchase Swiss Research, Inc., a privately-owned wellness product manufacturer.  Swiss Research’s products include weight and cholesterol management, arthritis and diabetes relief and immune support. This transaction closed in the third quarter of 2005, whereupon the Company paid $225,000 of the requisite $300,000 purchase price. The $75,000 balance due is payable in the first quarter of 2006. The Company is also obligated to pay up to a maximum of $60,000 for the seller’s tax obligation related to the transaction.

 In August 2005, the Company issued 450,000 stock purchase warrants to purchase 150,000 shares of its common stock at an exercise price of $1.00 per share if the Company achieves a consolidated EBITDA of $1,000,000 for the year ended December 31, 2005, 150,000 shares of its common stock at an exercise price of $2.00 per share if the Company achieves a consolidated EBITDA of $2,000,000 for the year ended December 31, 2006, and 150,000 shares of its common stock at an exercise price of $3.00 per share if the Company achieves a consolidated EBITDA of $3,000,000 for the year ended December 31, 2007.

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

In September 2005, Swiss Research received a letter from The National Advertising Division (“NAD”) of the Council of Better Business Bureaus (“CBBB”), at the behest of Merisant, alleging that Shugr’s™ advertisements contain misrepresentations regarding its “natural” designation.  Swiss Research has rejected these allegations as being without basis. The NAD is a self regulating program designed by the advertising community and administered by the CBBB. The goals of the NAD are to ensure the integrity and credibility of national advertising and to avoid undue government interference with advertising practices. No formal threat of litigation has been made.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2004 (unaudited)

NOTE 12 – COMMITMENTS AND CONTINGENCIES, CONTINUED

Fortress Systems vs. Quality Botanical Ingredients

In August 2003, our QBI subsidiary was served as a defendant in an action entitled Fortress Systems LLC v. AAA Health Products, Inc. (aka Quality Botanical Ingredients, Inc.), filed by the plaintiff in U.S. Bankruptcy Court for the District of Nebraska.  In this case, the plaintiff, Fortress Systems LLC, is seeking damages of approximately $402,200 resulting from products shipped by our QBI subsidiary to Fortress Systems LLC which allegedly did not meet specifications.   HESG has retrieved from the sellers from whom we purchased the QBI assets 400,000 shares of Health Sciences Group, Inc. common stock as an offset against the possibility that we might be required to pay the claim which is the basis for this suit.  As we have decided to shut down operations at QBI and, as Health Sciences Group, Inc. was not named a defendant in the action, we have ceased defending this case.   However we recently received  a letter from a paralegal at the office of the law firm representing the judgment creditor, copying us with the consent judgment of AAA Health Products, Inc. and an assignment between Fortress Systems, LLC, dba FSI Nutrition and Oakland/Red Holdings, LLC.  In this letter the judgment creditor says that we may not have parted with reasonably equivalent value by entering into an amendment agreement with the sellers of QBI, whereunder it was agreed that the maximum number of shares we were required to issue to the sellers would be no more than 750,000 shares of HESG.  The letter also inquires as to whom we paid a $50,000 loan fee in connection with the finance of the QBI acquisition and asks for a copy of the amendment of the acquisition agreement and states that failure to provide the requested information within seven days will increase the judgment creditor’s concerns.  As the amendment requested is a matter of public record, we do not see any reason to refrain from responding to the request unless we come to the conclusion that this letter is a fishing expedition.

Executive Employment Agreement

In July 2005, the Company executed an employment agreement with Mr. Fred E. Tannous, a shareholder holding approximately 8% of the outstanding common stock as of September 30, 2005, that commenced July 1, 2005 and ends June 30, 2008.  The base salary under this employment contract is $250,000 per year.  This contract provides for a performance bonus in an amount equal to of 5 % of the Adjusted EBITDA for each fiscal year and an option grant for the purchase of up to 500,000 shares of Company common stock exercisable at a price equal to $0.65 per share.  The option shall be exercisable on a monthly pro rata basis over the term of the agreement.  If the Company shall merge, sell a controlling interest, or sell a majority of its assets; or if there is a transaction (or series of transactions) in which the Company’s shareholders sell a majority of outstanding shares of Company capital stock, then the Company shall pay Mr. Tannous the greater of the remainder of his salary or two hundred fifty thousand dollars.  Further, at the date of any such merger or sale is consummated, all unvested options shall be immediately accelerated and as to any unexercised options to purchases shares in the Company which are held by Mr. Tannous, the Company shall pay Mr. Tannous cash in the amount equal to the difference between the consideration paid to the Company on a per share basis less the exercise price of the option, the value of which is multiplied to the number of options which Mr. Tannous holds.  If this employment contract is terminated by us without good cause, or if we are in breach of the agreement, or if we assign the executive without his consent to a lesser responsibility status than his current position, or require the executive to be based elsewhere other than our principal executive office, then we are required to Mr. Tannous the lesser of  (i) his salary for the remainder of the term of the agreement or (ii) one year’s salary and accrued benefits prorated through the date of termination.

Health Sciences Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2004 (unaudited)

NOTE 13 – SUBSEQUENT EVENTS

Shares issued for dividends and penalties

In October 2005, the Company issued 144,051 shares for dividends due holders of Series C Preferred stock.

In October 2005, the Company issued 319,170 shares for penalties due holders of Series C Preferred stock in accordance with the offering document’s stipulated terms for remuneration based upon the timing of the share’s respective registration statement.

Shares issued for services

In October 2005, the Company issued 40,000 shares of its common stock to a business development firm for services.  The value of the shares totaled approximately $29,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In October 2005, the Company issued 130,859 shares of its common stock to a law corporation in lieu of cash for legal services previously provided.  The value of the shares totaled approximately $98,000, in aggregate, on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company's actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements.  The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes herein.  The financial information presented is for the quarters and nine months ended September 30, 2005 and September 30, 2004.

Overview

Health Sciences Group, Inc. (the “Company”), a Delaware corporation, is an integrated provider of innovative products and services to the nutraceutical, pharmaceutical, and cosmeceutical industries offering value-added ingredients, bioactive formulations, and proprietary technologies used in nutritional supplements, functional foods and beverages, and skin care products.  Its subsidiaries with continuing operations include Swiss Research, Inc., a company which markets and sells branded nutraceutical products addressing major wellness categories, including weight management, arthritis support, cholesterol reduction and diabetes management and BioSelect Innovations, which develops proprietary technologies in the areas of topical and transdermal drug delivery, cosmeceuticals, and integrative medicine.

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

Results of Operations for the Quarters Ended September 30, 2005 and 2004

Effective October 2004 and May 2005, the Company discontinued operations of its wholly owned subsidiaries Quality Botanical Ingredients, Inc. and Xcel Medical Pharmacy, Inc., respectively.  Results described herein reflect the consolidated operations of the Company and its wholly-owned subsidiary with continuing operations, Swiss Research and BioSelect Innovations, for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004.

Selected Statement of Operations Information

Fiscal Quarters Ended September 30,

2005

2004

Net sales

$

19,382

$

46,053

Gross profit

$

10,854

$

12,145

Net income (loss)

$

(2,061,724)

$

(2,171,472)

Net loss attributable to

  common shareholders

$

(2,288,647)

$

(2,222,523)

Net income (loss) per share available

   to common shareholders - basic

$

(0.09)

$

(0.15)

Quarter ended September 30, 2005 compared to quarter ended September 30, 2004

Net Sales.  Our consolidated net sales for the quarters ended September 30, 2005 and 2004 are as follows:

Swiss Research accounted for approximately all of the quarter’s revenues for the three months ended September 30, 2005. The research and development group’s sales decreased entirely in 2005 from approximately $46,000 in 2004.  This decline in research and development revenues is attributable to a gradual reduction in resources allocated to sustaining operations as the Company continues to focus on its core strategy of building the Swiss Research brands and product portfolio, including Shugr, the worlds first natural zero-calorie sweetener, and Sequestrol, a natural product targeting cholesterol reduction.

Cost of Goods Sold  Cost of goods sold decreased to $8,500, or  44% of net sales and gross profit decreased to $11,000, or 56% for the quarter ended September 30, 2005 due to the discontinued operations. Cost of goods sold for the quarter ended September 30, 2004 totaled approximately $34,000, or 74% of net sales.  This resulted in gross profits totaling approximately $12,000, or 26% of net sales for the three months ended September 30, 2004.

Cost of goods sold for the quarters ended September 30, 2005 and 2004 is as follows:

Fiscal Quarters Ended September 30,

2005

2004

Amount

% Sales

Amount

% Sales

Cost of goods sold

$

            8,528

44%

$

33,908

74%

Gross profit

$

             10,854

56%

$

12,145

26%

Selling, General and Administrative.  Total consolidated operating expenses for the three months ended September 30, 2005 and 2004 totaled approximately $2,916,000, or 15,047% and approximately $1,005,000, or 2,181% of net sales, respectively.  Our operating expenses include the following amounts:

Quarters Ended September 30,

2005

2004

Expense

$      Amount

% Sales

$    Amount

% Sales

Advertising and marketing

$

377,170

1,946%

$

3,080

7%

Salary expenses

$

527,012

2,719%

$

120,548

262%

Professional, legal

   and accounting fees

$

1,312,494

6,772%

$

502,844

1,091%

Depreciation and amortization

$

166,038

857%

$

48,775

106%

Penalties

$

353,765

1,825%

$

240,344

522%

Other selling, general and

  administrative expenses

$

   179,944

     928%

$

88,895

  193%

$

2,916,423

15,047%

$

1,004,486

2,181%

Advertising and marketing expenses have increased with expenditures to promote the Company’s new products Shugr and Sequestrol as well as the commencement of a national corporate awareness campaign. Salary expense increased approximately $452,000 due to the non-cash expense of shares issued for executive services.

Professional, legal and accounting include fees paid to consultants for services including business development, financial communication programs, and fees paid for accounting and legal services.  Approximately $1,069,000 and $385,000 or 81% and 77% of the total expense for the quarters ended September 30, 2005 and 2004 respectively were non-cash expenses paid with the Company’s common stock or options and warrants to purchase shares of the Company’s common stock.

Penalties are due to the holders of the Company’s Convertible Preferred Stock for damages pursuant to the filing of registration statements for the shares underlying the offering.  The total expense for the three months ended September 30, 2005 and 2004 respectively is a non-cash expense that will be paid with the Company’s common stock or options and warrants to purchase shares of the Company’s common stock.

Other selling, general and administrative expenses include such items as automobile expenses, delivery and freight costs, office supplies and services, rent, travel, and utilities.

Other expenses.  Interest expense totaled approximately $245,000 and $162,000 for the quarters ended September 30, 2005 and 2004, respectively and includes interest paid on lines of credit, notes payable and amortization of discount on the sale of convertible debentures and the issuance of convertible preferred stock.  Amortization of discounts on debentures and preferred stock represent the interest cost associated with issuing the convertible debentures and preferred stock with warrants totaled approximately $238,000 and $131,000 for the three months ended September 30, 2005 and 2004, respectively, and are non-cash expenditures.

The change in fair value of warrant liability totaled approximately $1,088,000 and represents the change in fair value of warrants issued with registration rights to various professionals and the purchasers of our common and preferred stock.  At the date of issuance, the Company did not have an effective registration statement and, therefore, per EITF 00-19, recorded the fair value of the warrants issued at the date of grant as a liability and adjusted the liability to the warrant’s fair market value as of September 30, 2005.

Net Loss.  Net loss for the three months ended September 30, 2005 and 2004 totaled approximately ($2,062,000) and ($2,171,000), respectively.  Net loss per share of common stock was ($0.09) and ($0.15) and for the three months ended September 30, 2005 and 2004, respectively.  Net loss for the quarters ended September 30, 2005 and 2004 for the subsidiary company operations totaled approximately ($135,000) and ($53,000), respectively.

Results of Operations for the Nine Months Ended September 30, 2005 and 2004

Effective October 2004, the Company discontinued operations of its wholly owned subsidiary Quality Botanical Ingredients, Inc.  Results described herein reflect the consolidated operations of the Company and its two wholly-owned subsidiaries with continuing operations, XCEL Healthcare, Inc. and BioSelect Innovations, Inc. for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Selected Statement of Operations Information

Nine Months Ended September 30,

2005

2004

Net sales

$

23,751

$

70,313

Gross profit

$

14,313

$

52,561

Net loss

$

(5,773,373)

$

(3,889,692)

Net loss attributable to

  common shareholders

$

(6,000296)

$

(4,346,033)

Net loss per share available

  to common shareholders

$

(0.27)

$

(0.33)

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Net Sales.  Our consolidated net sales for the nine months ended September 30, 2005 and 2004 are as follows:

Swiss Research accounted for approximately $19,000 of the revenues earned during the nine months ended September 30, 2005. The research and development group’s sales decreased to approximately $4,000, in 2005 from approximately $70,000 in 2004.  This decline is attributable to a gradual reduction in resources allocated to sustaining operations as the Company continues to focus on its core strategy of building the Swiss Research brands and product portfolio, including Shugr, the worlds first natural zero-calorie sweetener, and Sequestrol, a natural product targeting cholesterol reduction.

Cost of Goods Sold  Cost of goods sold and gross profit for the nine months ended September 30, 2005 and 2004 totaled approximately $9,000 and $18,000, or 40% and 25% of net sales, respectively.  This resulted in gross profits totaling approximately $14,000 and $53,000, or 60% and 75% of net sales for the nine months ended September 30, 2005 and 2004, respectively.

Cost of goods sold for the nine months ended September 30, 2005 and 2004 is as follows:

Nine Months Ended September 30,

2005

2004

Amount

% Sales

Amount

% Sales

Cost of goods sold

$

   9,438

40%

$

17,752

25%

Gross profit

$

14,313

60%

$

52,561

75%

Selling, General and Administrative.  Total consolidated operating expenses for the nine months ended September 30, 2005 and 2004 totaled approximately $6,494,000 or 27,343% of net sales, and approximately $2,789,000, or 3,967% of net sales, respectively.  Our operating expenses include the following amounts:

Nine Months Ended September 30,

2005

2004

Expense

$      Amount

% Sales

$    Amount

% Sales

Advertising and marketing

$

1,641,066

6,909%

$

3,080

4%

Salary expenses

$

764,002

3,217%

$

445,375

633%

Professional, legal

   and accounting fees

$

2,445,642

10,297%

$

1,473,551

2,096%

Depreciation and amortization

$

513,394

2,162%

$

148,122

211%

Penalties

$

723,685

3,047%

$

411,013

585%

Other selling, general and

  administrative expenses

$

   406,407

  1,711%

$

   307,732

   438%

$

6,494,196

27,343%

$

2,788,873

3,967%

Advertising and marketing expenses have increased with expenditures to promote the Company’s new products Shugr and Sequestrol as well as the commencement of a national corporate awareness campaign. Salary expense increased approximately $452,000 due to the non-cash expense of shares issued for executive services.

Professional, legal and accounting include fees paid to consultants for services including business development, financial communication programs, and fees paid for accounting and legal services.  Approximately $1,979,000 and $802,000 or 81% and 54% of the total expense for the quarters ended September 30, 2005 and 2004 respectively were non-cash expenses paid with the Company’s common stock or options and warrants to purchase shares of the Company’s common stock.

Penalties are due to the holders of the Company’s Convertible Preferred Stock for damages pursuant to the filing of registration statements for the shares underlying the offering. The total expense for the nine months ended September 30, 2005 and 2004 respectively is a non-cash expense that will be paid with the Company’s common stock or options and warrants to purchase shares of the Company’s common stock.

Other selling, general and administrative expenses include such items as automobile expenses, delivery and freight costs, office supplies and services, rent, travel, and utilities.

Other expenses.  Interest expense totaled approximately $867,000 and $611,000 for the nine months ended September 30, 2005 and 2004, respectively and includes interest paid on lines of credit, notes payable and amortization of discount on the sale of convertible debentures and the issuance of convertible preferred stock.  Amortization of discounts on debentures and preferred stock represent the interest cost associated with issuing the convertible debentures and preferred stock with warrants totaled approximately $820,000 and $426,000 for the nine months ended September 30, 2005 and 2004, respectively, and are non-cash expenditures.

The change in fair value of warrant liability totaled approximately $1,735,000 and represents the change in fair value of warrants issued with registration rights to various professionals and the purchasers of our common and preferred stock.  At the date of issuance, the Company did not have an effective registration statement and, therefore, per EITF 00-19, recorded the value of the warrants issued at the date of grant as a liability and adjusted the liability to the warrant’s fair market value as of September 30, 2005.

Net Loss.  Net loss for the nine months ended September 30, 2005 and 2004 totaled approximately ($5,773,000) or (24,308%) of net sales, and approximately ($3,890,000) or (5,532%) of net sales, respectively.  Net loss per share of common stock was ($0.27) and ($0.33) and for the nine months ended September 30, 2005 and 2004, respectively.  Net loss for the nine months ended September 30, 2005 and 2004 for the subsidiary company operations totaled approximately ($203,000) and ($113,000) or (854%) and (161%) of net sales, respectively.  There can be no assurance that we will ever achieve profitability or that a stream of revenue can be generated and sustained in the future.

Capital Resources and Liquidity

Assets.  Our current assets, net assets of discontinued operations held for sale, totaled approximately $347,000 and $120,000 at September 30, 2005 and 2004, respectively.  Total assets were approximately $5,077,000 and $7,529,000 at September 30, 2005 and 2004, respectively.  At September 30, 2005, assets consisted primarily of net intangibles totaling $4,692,000, prepaid expenses of $5,000, assets held for sale of $38,000, inventory of $31,000, accounts receivable of $16,000 and cash on hand of $295,000, all approximate. At September 30, 2004, assets consisted primarily of inventory of $26,000, net intangibles totaling $3,224,000, net accounts receivable totaling $18,000, net furniture and equipment totaling $19,000, assets of discontinued operations held for sale totaling $4,361,000, and cash on hand of approximately $97,000, all approximate. The increase in total assets is attributable to the acquisition of intangibles including Polymann Technologies, Apple Peel Technologies, Open Cell Biotechnologies and Swiss Research between the fourth quarter of 2004 and the first quarter of 2005.

Liabilities and Working Capital.  Our current liabilities, including liabilities of discontinued operations held for sale, totaled approximately $5,140,000 and $6,028,000 at September 30, 2005 and 2004, respectively. Total liabilities were approximately $11,217,000 and $9,405,000 at September 30, 2005 and 2004, respectively.   At September 30, 2005 and 2004, liabilities consisted primarily of accounts payable and accrued expenses totaling $1,233,000 and $2,642,000, respectively; warrant liability totaled approximately $3,280,000 and $2,375,000, respectively; liabilities of discontinued operations held for sale totaled approximately $3,366,000 and $4,204,000, respectively, all approximate.  The reduction in current liabilities is attributable to payments made toward current obligations through the raise of capital through a preferred stock offering.

Cash Requirements and Additional Funding

We generated financial growth primarily through cash flows provided by financing activities.  Cash flows provided by financing activities totaled approximately $3,768,000 and $1,290,000 for the nine months ended September 30, 2005 and 2004, respectively.  Funds of approximately $4,239,000 were received during the first nine months of 2005 and derived from the sale of Series C Convertible Preferred Stock, the sale of common shares, the exercise of options and loans from shareholders. Funds totaling approximately $1,656,000 were received during the nine months ended September 30, 2004 and derived from the issuance of common and preferred stock, the exercise of options, collections of subscriptions receivable and loans from shareholders.  For the nine months ended September 30, 2005, we used cash flows for operations totaling approximately $3,747,000 as compared to the nine months ended September 30, 2004, we used cash flows for operations totaling approximately $1,455,000.  Cash flows provided by investing activities were approximately $33,000 for the nine months ended September 30, 2005 versus ($2,808) for the nine months ended September 30, 2004.

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

As of September 30, 2005, our principal commitments consisted of $75,000 due the seller of Swiss Research payable in the first quarter of 2006, acquisition related taxes up to a maximum of $60,000, and agreements with various consultants who will provide with business development, public and financial relations, and raising additional debt or equity financing in exchange for stock of the Company or a portion of proceeds from the sale of stock.

Subsequent Events

In October 2005, the Company issued 144,051 shares for dividends due holders of Series C Preferred stock.

In October 2005, the Company issued 319,170 shares for penalties due holders of Series C Preferred stock in accordance with the offering document’s stipulated terms for remuneration based upon the timing of the share’s respective registration statement.

In October 2005, the Company issued 40,000 shares of its common stock to a business development firm for services.  The value of the shares totaled approximately $29,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In October 2005, the Company issued 130,859 shares of its common stock to a law corporation in lieu of cash for legal services previously provided.  The value of the shares totaled approximately $98,000, in aggregate, on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

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

(38)

In July 2005, the Company issued 127,845 shares of its common stock to a law corporation in lieu of cash for legal services previously provided.  The value of the shares totaled approximately $83,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

(39)

In July 2005, the Company issued 100,000 shares of its common stock to a business development firm for services.  The value of the shares totaled approximately $77,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

(40)

In July 2005, the Company issued 8,460 shares of its common stock to a consultant in lieu of cash for product development services.  The value of the shares totaled approximately $8,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

(41)

In August 2005, the Company issued 6,500 shares of its common stock to each of two consultants in lieu of cash for product development services.  The value of the shares totaled approximately $10,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

(42)

In August 2005, the Company issued 4,706 shares of its common stock to a consultant in lieu of cash for product development services.  The value of the shares totaled approximately $4,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

(43)

In August 2005, the Company issued 10,870 shares of its common stock to a law corporation in lieu of cash for legal services previously provided.  The value of the shares totaled approximately $10,000, in aggregate, on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

(44)

In August 2005, the Company issued 50,000 shares of its common stock to a business development firm for services.  The value of the shares totaled approximately $42,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

(45)

In August 2005, the Company issued 260,274 shares of its common stock to a consultant for services to be provided over the next 11 months.  The value of the shares totaled approximately $195,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

(46)

In August 2005, the Company issued 342,466 shares of its common stock to a consultant for services to be provided over the next 11 months.  The value of the shares totaled approximately $257,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

(47)

In August 2005, the Company issued 14,697 shares of common stock in lieu of cash for dividends due to holders of the Company’s Series B Preferred Stock.

(48)

In August 2005, the Company issued 11,965 shares for dividends due holders of Series C Preferred stock.

(49)

In August 2005, the Company issued 26,921 shares for penalties due holders of Series C Preferred stock in accordance with the offering document’s stipulated terms for remuneration based upon the timing of the share’s respective registration statement.

(50)

In August 2005, the Company issued 100,000 to each of its three outside members of the board of directors. The value of the shares totaled approximately $249,000, in aggregate, on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

(51)

In August 2005, the Company issued 205,884 shares of common stock upon a conversion request made by holders on the Company’s Series B Convertible Preferred Stock.

(52)

In September 2005, the Company issued 14,805 shares of its common stock to a law corporation in lieu of cash for legal services previously provided.  The value of the shares totaled approximately $10,000, in aggregate, on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

(53)

In September 2005, the Company issued 15,333 shares of its common stock to a consultant in lieu of cash for product development services.  The value of the shares totaled approximately $11,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

(54)

In September 2005, the Company issued 11,570 shares of its common stock to a consultant in lieu of cash for product development services.  The value of the shares totaled approximately $8,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

(55)

In September 2005, the Company issued 150,000 shares of its common stock to a business development firm for services.  The value of the shares totaled approximately $108,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

(56)

In September 2005, the Company issued 14,000 shares of its common stock to a consultant in lieu of cash for financial services.  The value of the shares totaled approximately $11,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

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

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the issuer has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized this 21st day of November 2005.

HEALTH SCIENCES GROUP, INC.

By:

   /s/ Fred E. Tannous

Fred E. Tannous

Chief Executive Officer,

Principal Financial Officer and Co-Chairman

45