Form 10KSB
period 2005-12-31
HEALTH SCIENCES GROUP INC
filed 2006-04-17
CIK 1127696

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2005

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
None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [  ]

Indicate by a checkmark whether the registrant is a shell company Yes [  ] No [X]

Net sales from continuing operations for the year ended December 31, 2005: $60,142

The aggregate market value of the voting stock held by non-affiliates of the issuer on December 31, 2005, was approximately $8,226,000 based upon the average reported closing bid and asked price of such shares. As of December 31, 2005, there were outstanding 1,408,993 shares of Series A convertible preferred stock, 264,708, on an as if converted basis, of Series B convertible preferred stock, 2,877,894, on an as if converted basis, shares of Series C convertible preferred stock ,and 28,275,820 of the issuer’s common stock, all at a $0.001 par value.

PART I

Item 1. Description of Business

General

Health Sciences Group, Inc. (the “Company”), a Delaware corporation, is an integrated provider of innovative products proprietary technologies used in nutritional supplements and functional foods and beverages. Its subsidiaries include BioSelect Innovations, which holds the Company’s internally developed intellectual property, and Swiss Research, Inc., which markets and sells branded products addressing major wellness categories. We strive to differentiate ourselves through the use of:

•	Proprietary/patented technologies; and
•	Strategic marketing and distribution partnerships.

We identify, develop and commercialize products and functional food ingredients derived from natural sources to provide consumers and health professionals with preventive healthcare alternatives. We plan to leverage the exclusive and proprietary benefits of our internally developed and patented products and recently acquired licenses to increase sales through national and international channels as we endeavor to maximize our earnings potential. We envision building Health Sciences, Swiss Diet™ and Swiss Research™ into leading brands while offering new and innovative products and functional ingredients that promote a positive health benefit for a wide variety of consumer needs.

Corporate Background

Health Sciences Group, Inc. was incorporated in the state of Colorado on June 13, 1996 as Centurion Properties Development Corporation. The Company remained dormant until October 16, 2000 when its name was changed to iGoHealthy.com, Inc. On September 10, 2001, the Company changed its name to Health Sciences Group, Inc. On June 20, 2005 the Company’s shareholders approved a resolution to reincorporate the Company in Delaware.

In December 2001, the Company acquired 100% of the outstanding stock of Xcel Medical Pharmacy, Inc., (“Xcel”) a California corporation and the outstanding shares of BioSelect Innovations, Inc., (“BioSelect”) a Nevada corporation for approximately $4.4 million. Xcel and BioSelect provide pharmaceutical and cosmeceutical products and services.

In February 2003, effective January 1, 2003, the Company completed its acquisition of Quality Botanical Ingredients, Inc. (“QBI”) pursuant to an Asset Purchase Agreement for approximately $1.5 million. Quality Botanical Ingredients is a manufacturer and contract processor of bulk botanical materials and nutritional ingredients supplied to buyers in various industries including pharmaceutical, nutraceutical and cosmetics.

In October 2004, the Company acquired Polymann Technologies, Inc. (“PTI”), a wholly-owned subsidiary of UTEK Corporation in a tax-free stock-for-stock exchange for approximately $810,000. PTI holds a license to a patented technology known as Low Molecular Weight Polymannuronate, a natural cholesterol reducing product.

In November 2004, the Company acquired Apple Peel Technologies, Inc. (“APTI”), a wholly-owned subsidiary of UTEK Corporation in a tax-free stock-for-stock exchange for approximately $830,000. APTI holds a license to a patented technology that has been shown to reduce cellular damage caused by free radicals.

In December 2004, the Company executed an asset purchase agreement to acquire Swiss Research, Inc. for approximately $360,000. This transaction was completed in August, 2005.

In February 2005, the Company acquired Open Cell Biotechnologies, Inc. (“OCBI”), a wholly-owned subsidiary of UTEK Corporation in a tax-free stock-for-stock exchange for approximately $955,000. OCBI holds a license to a patented edible open-cell hydrocolloid technology.

Discontinued Operations

In October 2004, the Board of Directors of the Company elected to discontinue operations of its wholly owned subsidiary, QBI. The Company is a co-guarantor of the obligations of QBI payable to La Salle Business Credit (“La Salle”) pursuant to a Continuing Unconditional Corporate Guaranty dated as of February 21, 2003. Since the decision to discontinue operations, and post asset liquidation, QBI has remained dormant. Management believes the Company’s continuing operations will not be adversely affected by this action.

In May 2005, management determined that its pharmaceutical business, XCEL Healthcare, Inc. was inconsistent with the Company’s revised strategic direction of identifying, developing and commercializing nutritional products and functional food ingredients and discontinued operations. Since the decision to discontinue Xcel has remained dormant.

BUSINESS STRATEGY

Our objective is to become a recognized leader in providing innovative and proprietary products and ingredients that promote a positive health benefit for a wide variety of consumer needs. To achieve our objective, we intend to:

Build Consumer Base and Brand Awareness through Advertising and Promotional Activities. We intend to achieve consumer awareness of and create a demand for our products through advertising and promotional activities in conjunction with the establishment of distribution channels. We believe that one of the most effective marketing tools is product sampling combined with the dissemination of educational information explaining the nutritional qualities of our products. Accordingly, we anticipate increasing our advertising and marketing budget as we increase emphasis on television advertising.

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

Introduce New Products and Product Line Extensions. Although we are initially focusing on a few products, we intend to introduce further extensions of our products.

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

PRODUCT OVERVIEW

We focus on delivering a complete wellness program and way of life to health-conscious consumers. Our products are designed to appeal to the growing number of consumers who seek to live a long and healthy lifestyle. We are continuing to develop products in three categories which address (i) diet and weight management; (ii) cholesterol and heart health; and (iii) personal care and wellness.

Shugr™

Shugr™ is a zero-calorie sugar substitute, that tastes and bakes like cane sugar. It is made with high-quality ingredients and manufactured under strict Good Manufacturing Practices ("GMP") standards. Shugr is based on a proprietary blend of erythritol, tagatose, maltodextrin and a trace of sucralose. Erythritol occurs naturally in many fruits and vegetables, maltodextrin comes from corn starch, and tagatose provides added sweetness and prebiotic fiber which aids in digestion. Shugr's unique formulation results in a sweet taste that is remarkably like cane sugar without any aftertaste typically associated with zero-calorie sweeteners. Shugr tastes like sugar and cooks like sugar. Shugr™ has a patent pending. Shugr is made with high quality ingredients. and its ingredients have a GRAS (Generally Recognized as Safe) designation for food safety as determined by the U.S. Food & Drug Administration (FDA). Shugr™ is currently available through Vitamin Shoppe, Meijer, Drugstore.com, Amazon.com, and LavazzaStore.com.

Sequesterol™ Advance Cardio Formula

Sequesterol™ Advance Cardio Formula is a proprietary blend of clinically studied ingredients selected by medical professionals for their unique ability to maintain cardiovascular health and a free-flowing circulatory system. Sequesterol™ contains a proprietary blend of natural ingredients formulated to take a multi-faceted approach to maintain and support ones coronary vascular system. This combination includes: cassia nomame, a natural fat-blocking lipase inhibitor; octacosanol, a natural phytochemical and a major constituent of policosanol which has been found to maintain healthy cholesterol levels; and omega-3 (DHA) fatty acids, which have been found to be helpful in reducing the risk of coronary artery disease. Sequesterol™ combines the benefits of these powerful nutrients with heart-healthy vitamins to provide cardio support! Sequesterol™ is currently available for purchase at http://www.Sequesterol.com with plans to sell Sequesterol™ directly to consumers via a direct to consumer television campaign.

Other unique and innovative products include Aplevia™ - an ultra-powerful antioxidant derived from apple peels and Edible Sponges™, an open-cell hydrocolloid product.

PRODUCT MANUFACTURING

We use third-party vendors to produce our products. These third-party vendors and manufacturers produce and, in most cases, package these products according to formulations developed by or in conjunction with our in-house product development team.

We place a strong emphasis on quality control because we believe that quality standards play a critical factor in consumer purchasing decisions and in differentiating the Swiss Research brand. All of our products will be manufactured in accordance with current GMPs. Outsourcing key products is designed to allow us to enhance production flexibility and capacity while substantially reducing capital expenditures, avoiding the costs of managing a production work force, and to focus our energy and resources on marketing and sales.

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

Our contract manufacturer is expected to produce and package our products in accordance with GMP standards. All raw materials are purchased from approved suppliers and inspected by the contract manufacturer as they are received into the production facilities. Raw materials are then labeled to indicate their source of supply, lot number, and date of receipt, and samples of the raw materials are kept for two years from the date received. The ingredients are mixed into batches under the supervision of two quality assurance contract manufacturer employees to verify adherence to our formulations and ensure taste consistency. The finished products are weighed, wrapped, and date coded. After each production run, samples are analyzed to test the product for micro-impurities and to ensure accurate labeling.

SALES & MARKETING

Nutritional products are distributed through six major sales channels. Each channel has changed in recent years, primarily due to advances in technology and communications that have resulted in improved product distribution and faster dissemination of information. We expect to distribute products through the following channels:.

•	Mass market retailers - mass merchandisers, drug stores, supermarkets, and discount stores;
•	Direct response television;
•	Natural health food retailers;
•	Healthcare professionals and practitioners;
•	Mail order; and
•	The Internet.

We plan to build the Health Sciences, Swiss Diet™ and Swiss Research™ brand name within multiple channels of distribution in order to develop increased brand awareness and strong brand recognition among consumers seeking products with a reputation for high quality and efficacious results. We plan to position our products within the specialty retail and direct-to-consumer distribution channel as high quality products using proprietary, pharmaceutical grade ingredients supported by clinical data which presents a positive health benefit. Our marketing strategy has the following components:

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

Promotions. We believe that one of our most effective marketing tools is product sampling combined with the on-site dissemination of information explaining the nutritional attributes of our products. We expect to participate in various trade shows targeted at buyers in the health and fitness, food, and sports markets, in addition to consumer health fairs.

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

Our advertising is subject to regulation by the FTC, pursuant to the Federal Trade Commission Act ("FTCA") which prohibits unfair or deceptive acts or practices including the dissemination of false or misleading advertising. Violations of the FTCA may result in a ‘cease and desist’ order, injunction, or civil or criminal penalties. The FTC monitors advertising and entertains inquiries and complaints from competing companies and consumers. It also reviews referrals from industry self-regulatory organizations, including the National Advertising Division (“NAD”). The NAD of the Council of Better Business Bureaus, Inc. administers a voluntary self-regulatory, alternative dispute resolution process that is supported by the advertising industry and serves the business community and the public by fostering truthful and accurate advertising.

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

BIOSELECT INNOVATIONS, INC.

BioSelect Innovations has developed a number of proprietary and patented product formulations. These patents address the unique integration of selective traditional over-the-counter generic drugs with complementary alternative medications such as vitamins, herbs and other natural nutraceutical supplements. BioSelect expects to become a pioneer in this nascent field of integrative medicine. Slated to be marketed and distributed through alliances with major pharmaceutical companies, this breakthrough in integrative medicine addresses heart disease, cold & flu, arthritis, migraine, allergy and other conditions.

Integrative Medicine Market Opportunity

BioSelect plans to launch a new proprietary family of innovative combination of Over the Counter (“OTC”) drugs with natural remedies such as herbs, botanicals, vitamins, and other supplements. BioSelect is targeting the nexus of traditional medications and homeopathic remedies. Consumers in the mass market have demonstrated increasing interest in natural health products, including dietary supplements, vitamins and botanical nutraceuticals, over the past decade. This interest level is being met with the increased availability of highly efficacious pharmacological agents that were previously prescription-restricted. This growing OTC market provides a strong sales, marketing and distribution channel mechanism through which BioSelect’s combined OTC-nutraceutical products can provide customers with unique ailment solutions while simultaneously providing significant financial opportunities for the many makers of OTC drugs that are continually seeking new sources of growth. Management believes that its proposed OTC-nutraceutical combination products have the potential to:

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

Patents and Trademarks

BioSelect has developed a number of proprietary and patented product formulations. These patents address the unique integration of selective traditional over-the-counter generic drugs with complementary alternative medications such as vitamins, herbs and other natural nutraceutical supplements. The product development effort focuses on developing proprietary formulations for existing products and on the creation of formulations for product line extensions. The preservation and improvement of the quality of BioSelect's products are also integral parts of its overall strategy. To date, BioSelect has been issued five patents.

We maintain and have applied for trademark and copyright protection in the United States relating to certain of our existing and proposed products and processes, including Swiss Research™, Shugr™, Sequesterol™, Aplevia™, Open Cell Biotechnology™. There can be no assurance that we will be able to successfully protect our intellectual property.

BioSelect maintains and has applied for trademark and copyright protection in the United States relating to certain of its existing and proposed products and processes, including CoCare™, Conase™, Coprofen™, Epigest Eessentials™, Femderm Essentials™, Femgest Essentials™, and Translipobase™. There can be no assurance that BioSelect will be able to successfully protect its intellectual property.

Employees

At December 31, 2005, we employed two persons at the corporate offices, both of which are full-time. The Company retains additional employees for accounting, administrative, sales and marketing duties on an as-needed basis. A standard package of employee benefits is provided to all full-time employees in addition to on-the-job training and advancement opportunities. The Company’s employees are not covered by a collective bargaining agreement nor are represented by labor unions. We do not have key man insurance on any employee.

At December 31, 2005, we had an employment agreement with the following personnel:

		Expiration	Annual Base
Employee	Position	Date	Salary
Fred E. Tannous	CEO, Treasurer, Health Sciences Group	June 2008	$ 250,00

Item 2. Description of Property

Our executive offices are located at Howard Hughes Center, 6080 Center Drive, 6th Floor, Los Angeles, California, 90045. The annual lease payments for the executive offices totaled approximately $18,000. We are currently on a month-to-month basis. Management intends to seek alternative facilities upon expansion of its operations.

Item 3. Legal Proceedings

Fortress Systems vs. Quality Botanical Ingredients
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

Liolios Group, Inc. vs. Health Sciences Group
In December 2005, Liolios Group, Inc. (“Liolios”) filed a complaint against the Company alleging a breach of an agreement entered into in November 2003. Liolios alleges the Company agreed to provide it with payments in exchange for certain services that it provided. The Company contents that Liolios failed to render all of the agreed upon services pursuant to the agreement. In March 2006, the parties entered into a confidential settlement of the case.

Health Sciences Group vs. Miles
In February 2006, the Company filed a complaint against Loren Miles (“Miles”) alleging causes of action for: (1) breach of contract; (2) fraud; (3) intentional misrepresentation; (4) negligent misrepresentation; (5) conversion; (6) breach of fiduciary duty; and (7) constructive trust. The complaint arises out of false and fraudulent representations made by Miles on or around December 2004 to the Company in connection with the Company’s purchase of the assets of Swiss Research, Inc. (“Swiss Research”), of which Miles was the Chief Executive Officer and sole shareholder. Pursuant to the purchase, Swiss Research became a wholly owned subsidiary of the Company. Miles filed his answer complaint on March 2, 2006. The Company served discovery on Miles and is awaiting responses thereto. A trial date has yet to be set. At this time it is too early to determine a probable outcome or estimate any damage awards.

Claim of Wrongful Termination
In November 2004, an attorney for Jacob Engel, wrote a letter to the Company alleging that Health Sciences Group, Inc. failed to pay Mr. Engel his salary since January 1, 2004 at the rate of $150,000 per annum and wrongfully terminated his participation in the Company’s health insurance coverage leaving him uninsured for three months during which he incurred medical expenses which would have been covered and compelling his acceptance, with a reservation of rights of COBRA coverage for which he has been obliged to pay premiums since September 2004. The letter stated that in the event cure is not fully effected by December 5, 2004, Mr. Engel will terminate his Employment Agreement for Good Reason pursuant to the Employment Agreement. The letter further stated that unless the defaults are fully cured prior to December 5, 2004, in addition to all unpaid base salary since January 1, 2004 through the date of termination and the reimbursement of COBRA payments made by Mr. Engel, the Company will be obligated to pay Mr. Engel one year of his base salary and all accrued vacation pay and to restore Mr. Engel to coverage under the health insurance plan. The letter further stated that in addition, Mr. Engel is entitled to have his rights in his stock options until December 5, 2005 and that Mr. Engel is owed $18,000 for legal expenses; has a claim for breach of the agreement between him and the Company by which he agreed to accept shares of the Company’s stock in lieu of $100,000 of his 2003 salary and has a claim for the automobile allowance of $350 per month which the Company agreed to provide him. There have been no further developments related to this matter through April 14, 2006. The Company does not agree with the allegations made and is prepared to vigorously assert its position.

Item 4. Submission of Matters to a Vote of Security Holders

In June 2005, the Company submitted four matters to be voted on by security holders at a shareholder meeting held at the Company’s corporate headquarters. These matters included; reincorporation from Colorado to Delaware, increasing the Company’s authorized share base to 100,000,000, approving the addition of new members to the board of directors, and approving the Company’s 2005 Stock Option, Deferred Stock and Restricted Stock Plan. Each of these items was approved.

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

	High	Low
Fiscal Year Ending December 31, 2005:

First Quarter	$1.54	$0.65
Second Quarter	$1.35	$0.70
Third Quarter	$1.20	$0.69
Fourth Quarter	$0.99	$0.45

Year Ending December 31, 2004:
	High	Low
First Quarter	$1.50	$1.13
Second Quarter	$1.29	$0.54
Third Quarter	$1.01	$0.49
Fourth Quarter	$0.99	$0.45

At March 31, 2006, we had approximately 500 holders of record of our voting common stock; we estimate that the Company has approximately 5,500 additional beneficial holders of our common stock held in names of brokers and securities depositories, amounting to approximately 6,000 shareholders.

Recent sales of unregistered securities

The following provides information concerning all sales of securities within the last fiscal quarter of 2005 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

In October 2005, the Company issued 53,000 restricted shares of its common stock to a financial consulting firm for services. The value of the shares totaled approximately $40,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In October 2005, the Company issued 319,170 restricted shares of its common stock to preferred shareholders for penalties due. The value of the shares totaled approximately $201,000, was based on the Company’s closing market price at the date of issuance and is included in selling, general and administrative expenses. The penalty payment was due as the Company did not obtain an effective registration statement in the time frame required in the agreement with the shareholders.

In October 2005, the Company issued 144,051 restricted shares of its common stock to Series C Preferred shareholders for dividends accrued to date. The value of the shares totaled approximately $107,000, was based on the Company’s closing market price at the date of issuance.

In December 2005, the Company issued 100,000 restricted shares of its common stock to an employee for services.  The value of the shares totaled approximately $54,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In December 2005, the Company issued 132,118 restricted shares of its common stock to a Series A Preferred shareholders upon a request for conversion. The value of the shares totaled approximately $112,000 and was based on the terms of conversion as outlined in the Series A Preferred agreement.

In December 2005, the Company issued 58,824 restricted shares of its common stock to a Series A Preferred shareholders upon a request for conversion. The value of the shares totaled approximately $50,000 and was based on the terms of conversion as outlined in the Series A Preferred agreement.

All offers and sales of our securities described above were made pursuant to section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

We have not paid or declared cash distributions or dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. Future payment of cash dividends rests within the discretion of the Board of Directors and is based on our earnings, financial condition, capital requirements, and other factors.

Item 6. Management’s Discussion and Analysis of Financial Condition

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and accompanying notes and the other financial information appearing else where in this Annual Report on Form 10-KSB. The consolidated financial information presented is for the two year period from January 1, 2004 to December 31, 2005.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our condensed consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to provisions for uncollectible accounts, inventories, goodwill, intangible assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Note 2 of the "Notes to Consolidated Financial Statements" includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief description of the more significant accounting policies and methods we use.

Impairment of Long-lived Assets. Long-lived assets such as excess of fair value of net assets acquired, patents, license agreements and formulas could become impaired and require a write-down if circumstances warrant. Conditions that could cause an asset to become impaired include lower-than-forecasted revenues, changes in our business plans or a significant adverse change in the business climate. The amount of an impairment charge would be based on estimates of an asset’s fair value as compared with its book value. In accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) Nos. 142 and 144, we perform a valuation, at least annually for goodwill and whenever other circumstances arise for other long-lived assets, of our intangible long-lived assets to determine if any impairment exists.

Issuance of Stock for Non-cash Consideration. All issuances of the Company's common stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares issued. In certain issuances, the Company may discount the value assigned to the stock issued for illiquidity and restrictions on resale.

Warrant Liability. In conjunction with raising capital through the sale of equity, the Company has issued various warrants that have registration rights for the underlying shares. As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the fair value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet and the change in fair value from the date of issuance to December 31, 2005 has been included in other (expense) income.

Overview

We are an integrated provider of innovative products proprietary technologies used in nutritional supplements, and functional foods and beverages. Our active subsidiaries include BioSelect Innovations, which develops proprietary technologies, and Swiss Research, Inc., which markets and sells branded products addressing major wellness categories. We strive to differentiate ourselves through the use of:

•	Proprietary/patented technologies; and
•	Strategic marketing and distribution partnerships

We identify, develop and commercialize products and functional food ingredients derived from natural sources to provide consumers and health professionals with preventive healthcare alternatives. We plan to leverage the exclusive and proprietary benefits of our internally developed and patented products and recently acquired licenses to increase sales through national and international channels as we endeavor to maximize our earnings potential. We envision building Health Sciences, Swiss Diet™ and Swiss Research™ into leading brands while offering new and innovative products and functional ingredients that promote a positive health benefit for a wide variety of consumer needs.

The Management Discussion & Analysis provided below does not address each subsidiary entity individually due to the insignificance of each subsidiary in relation to that of the parent company, Health Sciences Group. As such, the presentation is for the consolidated continuing operations.

Results of Operations

Effective October 2004 and May 2005 the Company discontinued operations of its wholly owned subsidiaries Quality Botanical Ingredients, Inc and XCEL Medical Pharmacy, Inc., respectively. Results described herein reflect the consolidated operations of the Company and its two wholly-owned subsidiaries with continuing operations, Swiss Research, Inc. and BioSelect Innovations, Inc. for the year ended December 31, 2005 as compared to the year ended December 31, 2004.

Selected Statement of Operations Information

	Year Ended December 31,
	2005	2004
Net sales	$60,000	$67,000
Gross profit	$23,000	$47,000
Selling, general and administrative expenses	$7,505,000	$4,594,000
Intangible asset impairment	$437,740	$994,258
Other (income) expense	$(2,344,000)	$(98,000)
Contingent loss of disc ops	$-	$2,077,000
Loss from disc. ops	$174,000	$2,931,000
Net loss	$5,750,000	$10,451,000
Net loss attributable to common shareholders	$6,094,000	$10,959,000
Net loss per share available to common shareholders	$(0.25)	$(0.78)

Year ended December 31, 2005 compared to year ended December 31, 2004

Net Sales. Our consolidated net sales from continuing operations for the years ended December 31, 2005 and 2004 totaled approximately $60,000 and $67,000, respectively. The revenues for each period are generated from the sales of two distinct product lines. In 2004, BioSelect sold base creams wholesale to distributors that sold the product to individual pharmacies. The Company discontinued base cream sales in January 2005. Significantly all revenues in 2005 are from Shugr, via the acquisition of Swiss Research, and are reported starting August 2005.

In 2005, the Company completed development of Shugr, the zero-calorie diabetic safe sweetener that tastes and bakes like cane sugar, and successfully placed the product in nearly 2,000 retail outlets. The Company expects to expand Shugr’s retail distribution in 2006.

Cost of Goods Sold. Cost of goods sold for the years ended December 31, 2005 and 2004 totaled $37,000 and $21,000, or 62% and 31% of net sales, respectively. This resulted in gross profits totaling $23,000 and $47,000, or 38% and 69% of net sales for the years ended December 31, 2005 and 2004, respectively. The variance in year over year cost of goods sold is attributable to selling two different products, base creams and Shugr, each exclusively sold in only one period.

Selling, General and Administrative. Total selling, general and administrative expenses for the years ended December 31, 2005 and 2004 totaled approximately $7,505,000 and $4,594,000, or 12,479% and 6,836% of net sales, respectively.

	Years Ended December 31,
	2005		2004
	Amount	% Sales	Amount	% Sales
Salary and payroll expense	$685,000	1,141%	$627,000	933%
Marketing and advertising	1,633,000	2,715%	3,000	5%
Professional fees	3,422,000	5,689%	2,748,000	4,089%
Depreciation and amortization	279,000	464%	196,000	291%
Penalties	789,000	1,311%	611,000	910%
Other selling, general and administrative expenses	697,000	1,159%	409,000	607%

Total selling, general and administrative expenses	$7,505,000	12,479%	$4,594,000	6,836%

Salary and payroll expense includes salaries, taxes, vacation earnings and bonuses for the years ended December 31, 2005 and 2004. In 2005 and 2004, approximately $430,000 and $228,000, respectively, of total salary expense was paid by the issuance of our common stock and therefore did not affect cash flows.

Professional fees increased to 5,689% of net sales or $3,422,000 in 2005 and include fees paid to consultants for investor relations services including providing financial communication programs, increasing general market awareness, educating retail brokers and institutional networks, assisting management with the development of strategic approaches to accessing the equity and debt markets, and identifying and reviewing potential acquisition candidates and fees paid for legal services provided. Consulting expenses also include fees paid to consultants relating to the business development of Health Sciences Group and our subsidiary companies, Swiss Research and BioSelect. These services include developing corporate strategies, planning for our anticipated commercialization of new products, formulating and evaluating potential corporate options, and expanding subsidiary company operations through an integrated process of analysis. Approximately $2,795,000 and $1,932,000 were non-cash charges incurred for professional services through the issuance of common stock, common stock options and common stock warrants for the years ended December 31, 2005 and 2004, respectively. We expect to continue to increase market awareness, continue to develop our strategic approaches, perform due diligence on acquisition candidates and acquire them accordingly. However, we plan to reduce the related consulting expenses by using internal resources as much as possible.

In 2005, depreciation and amortization expense increased to 464% of net sales. This increase is attributable to the acquisition of licenses for Apple Peel, Polymann and Open Cell Biotech. With the successful approval of our patent applications, intellectual property amortization expense will account for the significant share of depreciation and amortization expense for the foreseeable future. Significantly all capitalized loan fees were fully amortization during 2004.

Penalties paid to preferred stock shareholders increased from $611,000 in 2004, to $789,000 in 2005. All penalties were paid with equity.

Other selling, general and administrative expenses include such items as automobile expenses, delivery and freight costs, office supplies and services, rent, travel, and utilities. Within other selling general and administrative expenses, insurance expense allocated to general and administrative expenses totaled approximately $149,000 for the year ended December 31, 2005 compared to $103,000 for the year ended December 31, 2004.

Impairment of intangible Assets. At December 31, 2005, the Company recognized approximately $438,000 as “Impairment of Intangible Assets” in the Company’s statement of operations resulting from a reduced valuation of the Company’s apple peel powder processing license. In addition, the Company abandoned certain patent applications, which had been previously capitalized in the purchase price allocation at the time BioSelect was acquired.

At December 31, 2004, impairments to goodwill and formulations at the Company’s discontinued Xcel subsidiary totaled approximately $351,000 and $540,000, respectively, and are included in Loss from Discontinued Operation of Xcel in the statement of operations. In 2004, impairments to patents held by BioSelect totaled approximately $994,000 and recognized as “Impairment of Intangible Assets” in the Company’s statement of operations.

Other expenses. Interest expense totaled approximately $1,072,000 and $691,000 for the years ended December 31, 2005 and 2004, respectively and includes interest paid on lines of credit, notes payable, capital leases and amortization of discount on convertible debentures and convertible preferred stock. Amortization of discounts on debentures and preferred stock are non-cash expenditures that represent the interest cost associated with issuing the convertible debentures and preferred stock with warrants and the intrinsic value of the beneficial conversion feature, which totaled approximately $1,013,000 and $558,000 for the years ended December 31, 2005 and 2004 respectively. Other non-cash expenditures included in interest expense total approximately $59,000 and $130,000 for the years ended December 31, 2005 and 2004, respectively and relate to discounts on notes payable and the value of the issuance of common stock due to a price adjustment provision.

The decrease in fair value of warrant liability totaled approximately $3,803,000 and $747,000 for the years ended December 31, 2005 and 2004 respectively, and represents the change in fair value of warrants issued with registration rights to various professionals and the purchasers of our preferred stock. The decrease in fair value is included as other income on our statement of operations.

Contingent Loss from Discontinued Operations. In 2004, upon the discontinuation of Quality Botanical Ingredients and per Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies,” the Company recognized an expected loss of approximately $2,077,000 on both the disposal of assets held for sale and certain assets and capitalized costs whose future economic value has been determined to be unrealizable. This loss effectively reduces the carrying value of those assets identified with the discontinued operations to the realized fair market value established in January 2005 during the entity’s liquidation auction. The assets contributing to the loss include:

Amount
Accounts receivable, net	$110,000
Inventory, net	1,235,000
Fixed assets, net	680,000
Capitalized loan fees, net	32,000
Security deposits	20,000

Total loss from discontinued operations	$2,077,000

Loss from Discontinued Operations. Loss from discontinued operations, excluding contingent losses, for the years ended December 31, 2005 and 2004 totaled approximately ($174,000) or (290%) of net sales and approximately ($2,931,000) or (4,362%) of net sales, respectively. Net loss from discontinued operations, including contingent losses, per share of common stock was ($0.01) and ($0.36) for the years ended December 31, 2005 and 2004, respectively. The decrease in net loss is due to the discontinuance of QBI in October 2004 and XCEL Medical Pharmacy in May 2005.

Loss from Continuing Operations. Loss from continuing operations for the years ended December 31, 2005 and 2004 totaled approximately ($5,576,000) or (9,272%) of net sales and approximately ($5,445,000) or (8,100%) of net sales, respectively. Net loss from continuing operations per share of common stock was ($0.23) and ($0.42) for the years ended December 31, 2005 and 2004, respectively. Non-cash charges that contributed to the losses included asset impairments, services and financing costs associated with our debt and equity financing transactions and the issuance of registered shares without an effective registration statement as previously discussed. There can be no assurance that we will ever achieve profitability or that a stream of revenues can be generated and sustained in the future.

Capital Resources and Liquidity

Assets. At December 31, 2005, our assets from continuing operations consisted primarily of net patents, goodwill and licenses totaling approximately $4,024,000, and net accounts receivable totaling approximately $7,000, inventory totaling approximately $91,000 and cash on hand of approximately $21,000.

Liabilities and Working Capital. At December 31, 2005, our liabilities from continuing operations consisted primarily of accounts payable and accrued expenses totaling approximately $1,149,000, warrant liability of approximately $1,211,000, convertible preferred stock totaling $2,827,000, convertible debentures of $315,000, notes payable - including notes payable to shareholders - totaling $20,000, and dividends payable of approximately $215,000.

Decreases in current liabilities from continuing operations are significantly attributable to the payment of convertible debenture obligations, payroll tax obligations, and accrued expenses. Increases in long term liabilities from continuing operations were due to the sale of Series C Preferred Stock, which is to be settled in our registered common stock.

Liabilities held for sale from discontinued operations totaled approximately $3,329,000 at December 31, 2005, as follows:

Amount

Account payable and accrued expenses	$1,175,000
Line of credit	1,789,000
Payroll taxes payable	97,000
Notes payable	201,000
Capital leases payable	67,000

Total liabilities held for sale	$3,329,000

Cash Requirements and Additional Funding

We generated financial growth primarily through cash flows provided by financing activities. In 2005 and 2004, financing activities generated net cash of approximately $3,680,000 and $820,000, respectively. Proceeds totaling approximately $4,199,000 were received during the year ended December 31, 2005 and were derived from the sale of our equity securities (preferred and common), proceeds from the exercise of options and warrants, and loans from officers. Cash flows used by financing activities were primarily payments issued on notes payable ($55,000), expenses related to selling common and preferred stock, approximately ($356,000), and outflows from discontinued operations of approximately ($108,000). Proceeds totaling approximately $1,959,000 were received during the year ended December 31, 2004 from the sale of our equity securities (preferred and common) and proceeds from the exercise of options and warrants, and loans from officers. Cash flows used by financing activities were primarily payments issued on our notes payable ($224,000), cash flows used by discontinued operations, approximately ($758,000) and expenses related to selling common and preferred stock of approximately ($158,000) Cash and cash equivalents decreased by approximately $219,000 to approximately $21,000 at December 31, 2005.

The following table summarizes our contractual obligations from continuing operations at December 31, 2005:

		Less Than	1 to 3	4 to 5	After
Contractual Obligation	Total	One Year	Years	Years	5 Years
Notes payable to shareholders	$20,000	$20,000	$-	$-	$-
Operating leases	10,000	10,000	-	-	-
Convertible debentures	315,000	315,000	-	-	-
Employment contract - Tannous	750,000	250,000	500,000	-	-

Total contractual cash obligations	$1,095,000	$595,000	$500,000	$-	$-

The operating lease for our offices and employment contracts are expected to be paid either with cash generated from operations or from financing activities. The repayment of principal on the shareholder loans will either be paid by cash generated from operations or from financing activities. The convertible debentures are expected to be converted into shares of our common stock pursuant to the agreements, resulting in additional issuances of our common stock. In 2005, cash used for operating activities totaled approximately ($4,099,000) while cash generated from financing activities totaled approximately $3,680,000. In 2004, cash used for operating activities totaled approximately ($1,054,000) while cash generated from financing activities totaled approximately $820,000.

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

As reflected in the accompanying consolidated financial statements, the Company has realized financial losses, negative cash flows from operations and negative working capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

In the first three months of 2006, management plans to take, or has taken, the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

•	The Company has raised $100,000 from the exercise of options and warrants and management anticipates raising additional equity funds that will be used to fund any capital shortfalls.
•
The Company executed a distribution agreement with DNP International to sell Shugr; the Company’s zero-calorie, diabetic safe sweetener that tastes and bakes like cane sugar. Per the agreement, DNP is subject to a minimum sales requirement targeting $1.0 million in 2006, $4.0 million in 2007, and $5.5 million in 2008.

•	The Company will launch its new product, Sequesterol, in April of 2006 and commence an escalating marketing campaign thereafter.
•	Management is decreasing expenses by using internal resources to perform due diligence and other acquisition related duties on future acquisitions.
•	Management has streamlined its operations and is developing new products, which are anticipated to have increased gross profit margins.

Recently Issued Pronouncements

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement was applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and the impact was not significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to apply Statement 123(R) in 2006. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

Item 7. Consolidated Financial Statements

Our audited consolidated financial statements required by Item 310(a) of Regulation S-B, together with the Report of Independent Registered Public Accounting firms of Corbin & Company for the year ended 2005 and Stonefield Josephson, Inc. for the year ended 2004, begin on page F-1 hereof.

Item 8. Changes in and Disagreements with Registered Public Accounting Firm on Accounting and Financial Disclosure

In December 2005, Stonefield Josephson, Inc., the independent registered public accounting firm previously engaged as the principal accountant to audit the Registrant's financial statements (the Former Auditor), resigned.  The report of the Former Auditor on the financial statements for the fiscal year ended December 31, 2004 and 2003 contain an explanatory paragraph regarding uncertainty as to the company's ability to continue as a going concern.  In connection with the prior audits for the years ended December 31, 2004 and 2003, and during the interim period from January 1, 2005, to December 23, 2005, there have been no disagreements with Stonefield Josephson, Inc. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

In February 2006, the Company engaged Corbin & Company, LLP (“Corbin & Co”) as its independent registered public accounting firm to audit the Company’s consolidated financial statements. The Company did not, during the two most recent fiscal years and any subsequent interim period prior to engaging Corbin & Co., consult with Corbin & Co. regarding any matters referred to in either paragraph 304(2)(i) or (ii) of Item 304 of Regulation SB.

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

Item 8b. Other Information

None.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the name, age, position, and the start date of each director and executive officer of Health Sciences Group, Inc. and its subsidiaries at December 31, 2005. There are no other persons who can be classified as a promoter or controlling person of the Company.

			Position
Name	Age	Title	Held Since

Fred E. Tannous	39	Chief Executive Officer, Treasurer, and Co-chairman of the Board	2000
Bill Glaser	39	Co-chairman of the Board	2000
Duke Best	33	Controller	2004
William T. Walker, Jr.	73	Director	2003
Sid L. Anderson	58	Director	2005
Merrill A. McPeak	69	Director	2005

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

Duke Best, has been Corporate Controller of Health Sciences Group since July 2004. >From 2002 to 2004, Mr. Best was a management consultant with Acumen & Merit, LLC where he provided business management consulting and accounting outsourcing solutions - including operational processes restructuring, marketing initiative analysis and financial modeling - to a variety of industries. From 1997 to 2002, Mr. Best was both a consultant and auditor with Arthur Andersen LLP. There he assisted clients build and increase profitability via diagnostics analysis to identify process improvement opportunities, overhead reduction options, and areas for technology improvements. Prior to 1997, Mr. Best worked as an accountant within a real estate and restaurant management company. Mr. Best holds a Bachelors degree in business communications from Chapman University and is a Certified Public Accountant.

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

Sid L. Anderson . On February 18, 2005, the Company appointed Mr. Sid L. Anderson to its Board of Directors. Since October 2000, Mr. Anderson has been a consultant to corporations on financial and strategic business matters. Mr. Anderson previously practiced law as a Partner with the law firm of Pray, Walker, Jackman, Williamson & Marlar where he specialized in securities law, taxation and mergers and acquisitions. Formerly, he was manager in the tax department of Peat Marwick, Mitchell & Co., currently KPMG, in Tulsa, Oklahoma and is expected to serve on the Board’s audit committee.

Merrill A. McPeak (General U.S. Air Force Ret.). In May 2005, Merrill A. McPeak was appointed to the Board of Directors. From 1995 to the present, General McPeak has been the president of McPeak and Associates, a consulting firm. From October 1990 to October 1994, he was Chief of Staff of the U.S. Air Force. He is a director of TEKTRONIX (NYSE) - Chairman of the Audit Committee, organization and Compensation Committee; SPAN Communications (OTC) - Chairman of the Audit Committee, Chairman of the Board; Del Global Technologies (OTC) - Member of Compensation Committee; Gigabeam (OTC) - Member of Audit Committee. General McPeak is also a director of private companies and the author of numerous publications in scholarly journals and of several books. General McPeak has a B.A. in Economics from San Diego State University and an M.S. in International Relations from George Washington University and attended the Executive Development Program, University of Michigan Graduate School. of Business.

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

The entire Board of Directors acts as the Audit Committee and director Anderson serves as the Company’s financial expert. The Board of Directors adopted a Code of Ethics on July 10, 2003.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

We do not have any class of securities registered pursuant to Section 12 of the Exchange Act and therefore our directors, officers and 10% stockholders are not subject to Section 16(a) of the Securities Exchange Act of 1934.

Item 10. Executive Compensation

The following table sets forth, for the years ended December 31, 2005 and 2004, the compensation paid or accrued by the Company to its below named officers:

		Annual Compensation			Awards
					Restricted	Securities
Name and				Other Annual	Stock	Underlying	All Other
Principal Position	Year	Salary($)	Bonus($)	Compensation	Awards($)	Options/SARs	Compensation

Fred E. Tannous	12/31/05	$220,000	--	--	--	500,000	--
CEO, Treasurer	12/31/04	$190,000	--	--	--	1,000,000	--
Co-Chairman
Health Sciences Group, Inc.

Bill Glaser(1)	12/31/05	$110,833	--	--	--	500,000	--
President, Secretary	12/31/04	$190,000	--	--	--	1,000,000	--
Co-Chairman
Health Sciences Group, Inc.

John Park(2)	12/31/05	$31,806	--	--	--	--	--
President & CEO	12/31/04	$125,000	--	--	--	100,000	--
XCEL Healthcare, Inc.

(1)
As of August 1, 2005, Mr. Glaser resigned from his position as President and Secretary but has been retained as a consultant and continues to serve as co-chairman of the Company’s Board of Directors. In the table above, all options awarded Mr. Glaser in 2005, were granted post his resignation and pursuant to his consulting agreement.

(2)	As of March 18, 2005, Mr. Park was no longer employed with the Company.

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

Option Grants

The following table provides information concerning grants of options to purchase the Company’s common stock that the Company made to each of the executive officers and significant employees named in the summary executive compensation table during the fiscal year ended December 31, 2005. We did not grant stock appreciation rights to these individuals during 2005.

	Number of	Percentage of Total	Exercise
	Securities Underlying	Options Granted to	Price Per	Expiration
Name	Options Granted	Employees in 2005	Share	Date
Fred Tannous	500,000	77%	$0.65	July 1, 2015

The table below sets forth information concerning the exercise of options during 2005 along with the aggregate 2005 year-end option holdings of the below named officers of the Company:

AGGREGATED OPTION EXERCISES IN 2005 AND YEAR END OPTION VALUES
COMMON STOCK

			Number of securities	Value of unexercised
			underlying options at	in-the-money
	Shares Acquired	Value	December 31, 2005	options at
Name	on Exercise	Realized	Exercisable/Unexercisable	December 31, 2005
Fred E. Tannous	--	--	583,334/416,666	$0
Bill Glaser(1)	--	--	708,330/291,670	$0

(1)
As of August 1, 2005, Mr. Glaser resigned from his position as President and Secretary but has been retained as a consultant and continues to serve as co-chairman of the Company’s Board of Directors. Of the exercisable options noted above, 500,000 were granted pursuant to his consulting agreement of which 208,330 were vested as of December 31, 2005 and the remaining 291,670 were unvested.

Executive Compensation

The table above, for the fiscal years ended December 31, 2005 and 2004, sets forth the compensation paid or accrued by the Company to its named persons. The Company has employment agreements, nondisclosure/non-competition agreements and severance agreements with the following executive officer:

Fred E. Tannous. We have an employment agreement with Mr. Fred E. Tannous that commenced July 1, 2005 and ends June 30, 2008. The base salary under this employment contract is $250,000 per year. This contract provides for a performance bonus in an amount equal to of 5 % of the Adjusted EBITDA for each fiscal year and an option grant for the purchase of up to 500,000 shares of Company common stock exerciseable at a price equal to $0.65 per share. The option shall be exercisiable on a monthly pro rata basis over the term of the agreement. If the Company shall merge, sell a controlling interest, or sell a majority of its assets; or if there is a transaction (or series of transactions) in which the Company’s shareholders sell a majority of outstanding shares of Company capital stock, then we shall pay Mr. Tannous the greater of the remainder of his salary or two hundred fifty thousand dollars. Further, at the date of any such merger or sale is consummated, all unvested options shall be immediately accelerated and as to any unexercised options to purchases shares in the Company which are held by Mr. Tannous, the Company shall pay Mr. Tannous cash in the amount equal to the difference between the consideration paid to the Company on a per share basis less the exercise price of the option, the value of which is multiplied to the number of options which Mr. Tannous holds. If this employment contract is terminated by us without good cause, or if we are in breach of the agreement, or if we assign the executive without his consent to a lesser responsibility status than his current position, or require the executive to be based elsewhere other than our principal executive office, then we are required to Mr. Tannous the lesser of (i) his salary for the remainder of the term of the agreement or (ii) one year’s salary and accrued benefits prorated through the date of termination.

Item 11. Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning common stock ownership by beneficial owners of five percent or more of our common stock and each of our officers and directors and our officers and directors as a group:

	Name and Address	Amount of		Percent of
Title of Class	of Beneficial Owner	Beneficial Ownership (1)		Class

Common	UTEK Corporation
$0.001 par value	202 South Wheeler Street	3,123,703	(2)	11.05%
	Plant City, FL 33563
Common	Fred E. Tannous
$0.001 par value	6080 Center Drive, 6th Floor	3,182,603	(3)	10.87%
	Los Angeles, CA 90045
Common	Bill Glaser
$0.001 par value	6080 Center Drive, 6th Floor	3,178,322	(3)	10.86%
	Los Angeles, CA 90045
Common	Vestcap International Management, Ltd.
$0.001 par value	30 Rockefeller Plaza, Suite 900	1,655,764	(5)	5.68%
	New York, NY 10020
Common	Castlerigg Master Investments, Ltd.
$0.001 par value	c/o Sandell Asset Management	1,663,976	(4)	5.64%
	40 W. 57th Street
	New York, NY 10019
Common	William T. Walker, Jr.
$0.001 par value	6080 Center Drive, 6th Floor	200,000	(6)	0.70%
	Los Angeles, CA 90045
Common	Sid L. Anderson
$0.001 par value	6080 Center Drive, 6th Floor	150,000	(7)	0.53%
	Los Angeles, CA 90045
Common	Merrill A. McPeak
$0.001 par value	6080 Center Drive, 6th Floor	150,000	(8)	0.53%
	Los Angeles, CA 90045
Common	All officers and directors	7,860,925		24.97%
$0.001 par value	as a group (five persons)
Common	Total shares issued and outstanding	28,275,820

(1)
Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. Each beneficial owner’s percentage ownership is determined by assuming that options or warrants that are held by such person and which are exercisable within 60 days of the date of this report have been exercised. However, the options or warrants are not treated as outstanding for the purposes of computing the percentage of any other person. The calculation is based on 28,275,820 shares of common stock outstanding as of December 31, 2005, not counting options or warrants, except with respect to a holder of such options or warrants. As to such holder, his percentage assumes that the shares underlying his options and warrants have been exercised and are added to the base of 28,275,820 shares of common stock outstanding for the purpose of calculations his percentage, and not of any other persons in the table.

(2)
UTEK Corporation’s beneficial ownership presented consists of 100,000 shares of common stock issued as compensation for a one year consulting agreement plus 1,160,000 shares of common stock as a fee for facilitating the acquisition of Polymann Technologies, Inc., 1,200,000 shares of common stock as a fee for facilitating the acquisition of Apple Peel Technologies, Inc. from Cornell University, and 822,845 shares of common stock as a fee for facilitating the acquisition of Open Cell Biotechnologies, Inc. from the Hebrew University of Jerusalem, less 159,142 shares sold.

(3)	Includes options to purchase 500,000 shares at the exercise price of $0.65 per share, and 500,000 shares at the exercise price of $0.85 per share, exercisable within 60 days.

(4)
Castlerigg’s beneficial ownership presented includes 411,765 shares of common stock, plus 370,588 shares of common stock upon the conversion of the 8% Convertible Debentures, a financing warrant to purchase 588,235 shares of common stock at the exercise price of $1.25 per share and another financing warrant to purchase 293,388 shares of common stock at the exercise price of $1.10 per share, both exercisable within 60 days.

(5)
Vestcap’s beneficial ownership presented includes 777,882 shares of common stock issued as compensation for the establishment of a $7.5 million equity line and a financing warrant to purchase 877,882 shares of common stock at the exercise price of $1.10 per share, exercisable within 60 days.

(6)
Mr. Walker’s beneficial ownership includes an option to purchase 50,000 shares at the exercise price of $1.25 per share and an option to purchase 50,000 shares at the exercise price of $1.37 exercisable within 60 days.

(7)	Mr. Anderson’s beneficial ownership includes an option to purchase 50,000 shares at the exercise price of $1.37 per share exercisable within 60 days.
(8)	Mr. McPeak’s beneficial ownership includes an option to purchase 50,000 shares at the exercise price of $1.06 per share exercisable within 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

The following provides information, as of December 31, 2005, concerning compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighed-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans
approved by security holders	4,868,000	$0.86	651,716

Equity compensation plans not
approved by security holders	10,240,263	$1.20	--
Total	15,108,263	$1.09	651,716

For a complete description of the Company's equity compensation plans, please refer to Note 12 of our audited financial statements as of December 31, 2005.

Item 12. Certain Relationships and Related Transactions

On October 20, 2004, the Board of Directors elected to discontinue operations of its wholly-owned subsidiary, Quality Botanical Ingredients, Inc. ("QBI"). The Company is a co-guarantor of the obligations of QBI pursuant to a Continuing Unconditional Corporate Guaranty dated as of February 21, 2003. Management believes continuing operations will not be adversely affected by this action.

Item 13. Exhibits

The exhibits required to be filed by Item 601 of Regulation S-B are incorporated herein by reference to the Exhibit Index of this report.

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Corbin & Company, LLP and Stonefield Josephson, Inc. for the audit of the Company’s annual financial statements for 2005 and 2004, respectively.  In addition, it includes fees charged by Stonefield Josephson, Inc. for reviews of the financial statements included in the Company’s quarterly reports on Form 10-QSB for years 2005 and 2004, respectively and fees billed for other services, including fees related to reviews and consents applicable to the Company’s registration statements, rendered by Stonefield Josephson, Inc.

	2005	2004
Audit fees	$152,000	$156,000
Tax fees	8,000	11,000
All other fees	33,000	-

	$193,000	$172,000

All fees described above were pre-approved by the Company’s Board of Directors.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1(10)	Asset Purchase Agreement between QBI Delaware, the Company, QBI New Jersey, Corrola and Schortz dated November 30, 2002
2.2(10)	First Amendment to the Asset Purchase Agreement dated December 30, 2002
2.3(10)	Second Amendment to the Asset Purchase Agreement dated January 31, 2003
2.4(10)	Third Amendment to the Asset Purchase Agreement dated February 20, 2003
2.4.1(15)	QBI Amendments, September 26, 2003
2.4.2(15)	QBI Amendments, March 10 2004
3.1(1)	Articles of Incorporation
3.2(1)	By-laws
3.3(1)	Amendment to the Articles of Incorporation of iGoHealthy.com
3.4.1(13)	Certificate of Designation, Series A Convertible Preferred Stock
3.4.2(15)	Certificate of Designation, Series B Convertible Preferred Stock
4.1(1)	Specimen of Common Stock Certificate
4.2(1)	Form of Stock Subscription Agreement
4.2(2)	Form of Stock Subscription Agreement
4.3(1)	Form of Private Placement Subscription Agreement
4.3.1(1)	Private Placement Subscription Agreement signature page for Harbinder Singh Branch
4.3.2(1)	Private Placement Subscription Agreement signature page for Kenneth Arthur Butterfield
4.3.3(1)	Private Placement Subscription Agreement signature page for Patrick Moriarity
4.3.4(1)	Private Placement Subscription Agreement signature page for Patrick Moriarity, Jr.
4.3.5(1)	Private Placement Subscription Agreement signature page for Eilish Levine
5.1(1)	Opinion Letter issued by Vanderkam & Sanders
5.1(2)	Opinion Letter issued by Vanderkam & Sanders
5.1(3)	Opinion and consent of Vanderkam & Sanders re: the legality of the shares being registered
5.1(15)	Opinion and consent of Koff, Corn & Berger P.C. re: the legality of the shares being registered
10.1(1)	Contract for Services Agreement between Stephen Davis and iGoHealthy.com, Inc.
10.1(5)	Stock Purchase Agreement by and between International Pharmaceutical Group, LLC and iGoHealthy.com, Inc. dated as of September 7, 2001
10.1(10)	Continuing Unconditional Corporate Guaranty of the Company dated February 25, 2003.
10.2(1)	Domain Name Sale and Assignment Agreement between HealthyUSA, Inc. and iGoHealthy.com, Inc.
10.3(1)	Promissory Note between HealthyUSA, Inc. and iGoHealthy.com, Inc.
10.4(1)	Web Site Development and Services Agreement between Fluidesign and iGoHealthy.com, Inc.
10.6(11)	Settlement Agreement and Mutual General Release between Founding Advisors, Inc. and Health Sciences group, Inc. dated February 27, 2003
10.7.1(11)	Securities Purchase Agreement by and between Health Sciences Group, Inc. and Brivis Investments, Ltd. and Stranco Investments, Ltd. dated February 22, 2003
10.7.2(11)	Convertible Debenture Agreement issued to Brivis Investment, Ltd.
10.7.3(11)	Convertible Debenture Agreement issued to Stranco Investment, Ltd.
10.7.4(11)	Stock Purchase Warrant issued to Brivis Investment, Ltd.
10.7.5(11)	Stock Purchase Warrant issued to Stranco Investment, Ltd.
10.7.6(11)	Stock Purchase Warrant issued to FCIM Corporation
10.7.7(11)	Stock Purchase Warrant issued to George Matin
10.7.8(11)	Registration Rights Agreement
10.7.9(11)	Security Agreement made by and between Health Sciences Group, Inc., XCEL Healthcare, Inc., BioSelect Innovations, Inc. and Brivis Investments, Ltd., Stranco Investments, Ltd.
10.7.10(11)	Pledge and Security Agreement by and Between Fred E. Tannous, Bill Glaser and Brivis Investments, Ltd., Stranco Investments, Ltd.
10.7.11(11)	Escrow Agreement Between Health Sciences Group, Inc. and Brivis Investments, Ltd. and Stranco Investments, Ltd.
10.8.1(11)	Loan and Security Agreement between XCEL Healthcare, Inc. and Meridian Commercial Healthcare Finance, LLC.
10.8.2(11)	Indemnification Agreement by Fred E. Tannous
10.8.3(11)	Indemnification Agreement by Bill Glaser

10.8.4(11)	Corporate Guaranty made by Health Sciences Group, Inc. in favor of Meridian Commercial Healthcare Finance, LLC.
10.8.5(11)	Subordination Agreement among XCEL Healthcare, Inc., Mac Rosenstein and Meridian Commercial Healthcare Finance, LLC.
10.8.6(11)	Subordination Agreement among XCEL Healthcare, Inc., Moe Gelber and Meridian Commercial Healthcare Finance, LLC.
10.8.7(11)	HIPAA Business Associate Addendum by and between XCEL Healthcare, Inc. and Meridian Commercial Healthcare Finance, LLC.
10.9(13)	Spencer Trask Stock Purchase Warrant, 385,530 shares
10.10(13)	Spencer Trask Stock Purchase Warrant, 385,529 shares
10.11(13)	Spencer Trask Consulting Agreement, July 7, 2003
10.12(13)	Spencer Trask Amendment to Consulting Agreement, No. 1, August 7, 2003
10.12.1(13)	Modification of Spencer Trask Warrants, Form of, August 2003
10.13(13)	Executive Employment Agreement, dated August 11, 2003, with Jacob Engel
10.13.1(13)	Stock Option Agreement, Jacob Engel, 2,000,000 shares, August 11, 2003
10.14(13)	12% Debenture, May 21, 2003, Castlerigg Master Investments, Ltd.
10.15(13)	Securities Purchase Agreement, May 21, 2003, Castlerigg Master Investments, Ltd.
10.16(13)	Registration Rights Agreement, May 21, 2003, Castlerigg Master Investments, Ltd
10.17(13)	Warrant to Purchase 588,235 shares of Common Stock, Castlerigg Master Investments, Ltd.
10.18(13)	Warrant to Purchase 88,235 shares of Common Stock, Vestcom
10.19(13)	Security Agreement, May 21, 2003, Castlerigg Master Investments, Ltd.
10.20(13)	Consulting Agreement, August 1, 2003, Steven Antebi
10.21(13)	Warrant Certificate, 2,000,000 shares, Steven Antebi, August 1, 2003
10.22(13)	2003 Stock Option, Deferred Stock & Restricted Stock Plan
10.23(13)	Form of Subscription Agreement for Series A Convertible Preferred Stock
10.24(13)	Registration Rights Agreement for Series A Convertible Preferred Stock, Form of
10.25(13)	Common Stock Purchase Warrant, Form of, for Series A Convertible Preferred Stock Offering
10.26(13)	Indemnity Agreement, August 1, 2003 with Jacob Engel, Fred Tannous, Bill Glaser and William T. Walker
10.27(14)	Series B Convertible Preferred Stock Purchase Agreement, April 21, 2004
10.28(14)	Registration Rights Agreement pertaining to Series B Stock, April 21, 2004
10.29(14)	Form of Series B warrant pertaining to Series B Stock
10.30(14)	Form of Series C warrant pertaining to Series B Stock
10.31(14)	Form of Series D warrant pertaining to Series B Stock
10.32(14)	Form of Series E warrant pertaining to Series B Stock
10.33(14)	Forbearance Agreement with LaSalle Business Credit, LLC, March 11, 2004
10.34(15)	Acquisition of Polymann Technologies, Inc. dated October 25, 2004 between Health Sciences Group, Inc. and UTEK Corporation
10.35(15)	Acquisition of Apple Peel Technologies, Inc. dated November 22, 2004 between Health Sciences Group, Inc. and UTEK Corporation
10.36(15)	Stock Purchase Agreement between Health Sciences Group, Inc. and Castlerigg Master Investments, Ltd. dated September 14, 2004
10.37(15)	Stock Purchase Warrant for 117,647 shares, Castlerigg Master Investments, Ltd. dated September 14, 2004
10.38(15)	Registration Rights Agreement between Health Sciences Group, Inc. and Castlerigg Master Investments, Ltd. dated September 14, 2004
10.39(15)	Stock Purchase Warrant for 17,647 shares, Vestcom, Ltd. dated September 14, 2004
10.40(15)	Equity Line Purchase Agreement between Health Sciences Group, Inc. and Vestcap International Management, Ltd. dated September 27, 2004
10.41(15)	Stock Purchase Warrant for 672,000 shares, Vestcap International Management, Ltd. dated September 27, 2004
10.42(15)	Registration Rights Agreement between Health Sciences Group, Inc. and Vestcap International Management, Ltd. dated September 27, 2004
10.43(16)	Series C Convertible Preferred Stock Purchase Agreement, March 15, 2005
10.44(16)	Registration Rights Agreement for Series C Convertible Preferred Stock, March 15, 2005
10.45(16)	Form of Common Stock Purchase Warrant for Series C Convertible Preferred Stock, March 15, 2005

10.46(17)	Agreement and Plan of Acquisition of Open-Cell Biotechnologies, Inc., effective February 21, 2005
10.47(17)	Asset Purchase Agreement, Swiss Research, Inc., December 24, 2004
10.48(17)	Amendment to Asset Purchase Agreement, Swiss Research, Inc., May 19, 2005
10.49(18)	Employment Agreement, Fred E. Tannous, July 7, 2005
10.50(19)	Form of Stock Purchase Agreement dated July 15, 2005 - Bill Glaser
10.51(19)	Form of Stock Purchase Agreement dated July 15, 2005 - Fred E. Tannous
10.52(19)	Employment Termination Agreement between Health Sciences Group, Inc. and Bill Glaser
10.53(19)	Consulting Agreement between Health Sciences Group, Inc. and Bill Glaser dated August 24, 2005
10.54(20)	Distribution Agreement with DNP International, Inc. dated January 20, 2006
16.1(6)	Letter from Singer Lewak Greenbaum and Goldstein, LLP, dated October 31, 2001, to the Securities and Exchange Commission
16.1(8)	Recession Agreement between Health Sciences Group and International Pharmaceutical Group, LLC, dated April 6, 2002
16.2(8)	Letter of Resignation from the Board of Directors of Health Sciences Group, Inc. by Harbinder Singh Brach dated April 6, 2002
21.1(12)	XCEL Healthcare, Inc., a California corporation
21.1(12)	BioSelect Innovations, Inc., a Nevada corporation
21.1(12)	Quality Botanical Ingredients, Inc., a Delaware corporation
23.1(1)	Consent of Singer Lewak Greenbaum & Goldstein LLP, Certified Public Accountants
23.1(2)	Consent of Singer Lewak Greenbaum & Goldstein LLP, Certified Public Accountants
23.1(3)	Consent of Singer Lewak Greenbaum & Goldstein, LLP
23.1(9)	Consent of Stonefield Josephson, Inc., Certified Public Accountants
23.1*	Consent of Corbin & Co., Inc., Certified Public Accountants
23.2*	Consent of Stonefield Josephson, Inc., Certified Public Accountants
23.2(1)	Consent of Counsel (See Exhibit 5.1)
23.2(2)	Consent of Counsel (See Exhibit 5.1)
23.2(3)	Consent of Vanderkam & Sanders (included in Exhibit 5.1)
31.1*	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13A-14 and 15D-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13A-14 and 15D-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(3)	2001 Employee Stock Option Plan for iGoHealthy.com, Inc.
99.1(4)	Amendment and Restatement of the 2001 Employee Stock Option Plan for iGoHealthy.com, Inc.
99.1(5)	Press release dated October 24, 2001
99.1(10)	Press Release dated February 26, 2003.
99.1(7)
Stock Purchase and Share Exchange Agreement by and among Health Sciences Group, Inc., Fred E. Tannous and Bill Glaser on one hand and XCEL Healthcare, Inc., BioSelect Innovations, Inc. and respective shareholders dated December 14, 2001.

99.2(7)	Employment Agreement by and between XCEL Healthcare, Inc. and Daniel I. Gelber, dated December 14, 2001.
99.3(7)	Employment Agreement by and between XCEL Healthcare, Inc. and Ron A. Gustilo, dated December 14, 2001.
99.4(7)	Employment Agreement by and between XCEL Healthcare, Inc. and Richard L. Kleinberger, dated December 14, 2001.
99.5(7)	Confidentiality and Non-Competition Agreement by and between XCEL Healthcare, Inc. and Daniel I. Gelber, dated December 14, 2001.
99.6(7)	Confidentiality and Non-Competition Agreement by and between XCEL Healthcare, Inc. and Ron A. Gustilo, dated December 14, 2001.
99.7(7)	Confidentiality and Non-Competition Agreement by and between XCEL Healthcare, Inc. and Richard L. Kleinberger, dated December 14, 2001.
99.8(7)	Escrow Agreement by and among Health Sciences Group, Inc., XCEL Healthcare, Inc., BioSelect Innovations, Inc., the respective shareholders, and Pollet & Richardson, dated December 14, 2001.

99.9(7)	Press release dated December 17, 2001.
99.10(12)	Form of Securities Purchase Agreement dated December 20, 2002 used in connection with private placement.
99.11(12)	Form of Stock Purchase Warrant used in connection with private placement.
99.12(12)	Form of Registration Rights Agreement dated December 20, 2002 used in connection with private placement.
99.13(12)	Term Sheet for April 2003 private placement
99.14(12)	Form of Registration Rights Agreement for April 2003 private placement
99.15(12)	Form of Stock Purchase Warrant for April 2003 private placement
99.16(12)	Form of Subscription Agreement for April 2003 private placement

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed on December 11, 2000 (File No. 333-51628) and herein incorporated by reference.
(2)	Filed as an exhibit to our registration statement on Form SB-2 filed on January 22, 2001 (File No. 333-51628) and herein incorporated by reference.
(3)	Filed as an exhibit to our registration statement filed on Form S-8 filed on July 16, 2001and herein incorporated by reference.
(4)	Filed as an exhibit to our Post-Effective Amendment No. 1 to Form S-8 Registration Statement filed on December 14, 2001and herein incorporated by reference.
(5)	Filed as an exhibit to our current report on Form 8-K filed on October 24, 2001 and herein incorporated by reference.
(6)	Filed as an exhibit to our current report on Form 8-K filed on November 1, 2001 and herein incorporated by reference.
(7)	Filed as an exhibit to our current report on Form 8-K filed on December 31, 2001 and herein incorporated by reference.
(8)	Filed as an exhibit to our current report on Form 8-K filed on May 13, 2002 and herein incorporated by reference.
(9)	Filed as an exhibit to our Post-Effective Amendment No. 2 to Form S-8 Registration Statement filed on May 24, 2002 and herein incorporated by reference.
(10)	Filed as an exhibit to our current report on Form 8-K filed on March 11, 2003 and herein incorporated by reference.
(11)	Filed as an exhibit to our Annual Report on Form 10-KSB, for year ended December 31, 2002, filed on April 16, 2003, and herein incorporated by reference.
(12)	Filed as an exhibit to our Registration Statement on Form SB-2 filed on May 20, 2003 (File No. 333-105407) and herein incorporated by reference.
(13)	Filed as an exhibit to our Registration Statement (pre-effective Amendment No. 1) on Form SB-2 filed on October 16, 2003 (File No. 333-105407) and herein incorporated by reference.
(14)	Filed as an exhibit to our Registration Statement (pre-effective Amendment No. 1) on Form SB-2 filed on May 24, 2004 (File No. 333-111851) and herein incorporated by reference.
(15)	Filed as an exhibit to our Registration Statement (pre-effective Amendment No. 4) on Form SB-2 filed on December 30, 2004 (File No. 333-111851) and herein incorporated by reference.
(16)	Filed as an exhibit to our Annual Report on Form 10-KSB, for year ended December 31, 2004, filed on April 15, 2005, and herein incorporated by reference.
(17)	Filed as an exhibit to our registration statement on Form SB2A filed June 14, 2005, Registration Number 333-111851, and herein incorporated by reference.
(18)	Filed as an exhibit to our registration statement on Form SB2 filed July 14, 2005, Registration Number 333-126603, and herein incorporated by reference.
(19)	Filed as an exhibit to our registration statement on Form SB-2A filed September 6, 2005, Registration Number 333-111851, and herein incorporated by reference.
(20)	Filed as an exhibit to our current report on Form 8-K filed on January 25, 2006, and herein incorporated by reference.
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the issuer has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized this 17th day of April, 2006.

Health Sciences Group, Inc.

By:	/s/ Fred E. Tannous

Fred E. Tannous Chief Executive Officer, Principal Financial Officer, and Co-chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the issuer in the capacities and on the dates indicated.

April 17, 2006	By:	/s/ Fred E. Tannous
Fred E. Tannous
Chief Executive Officer,
Principal Financial Officer, and Co-chairman

April 17, 2006	By:	/s/ Bill Glaser
Bill Glaser
Co-chairman

April 17, 2006	By:	/s/ Duke Best
Duke Best
Controller

April 17, 2006	By:	/s/ William T. Walker, Jr.
William T. Walker, Jr.
Director

April 17, 2006	By:	/s/ Sid L. Anderson
Sid L. Anderson
Director
Audit committee chairman

April 17, 2006	By:	/s/ Merril A. McPeak
Merril A. McPeak
Director

Health Sciences Group, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

Page

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-1 - F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet	F-3 - F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Stockholders' Equity (Deficit)	F-6 - F-9

Consolidated Statements of Cash Flows	F-10 - F-11

Notes to Consolidated Financial Statements	F-12 - F-51

Financial Index

Report of Independent Registered Public Accounting Firm

To The Board of Directors
Health Sciences Group Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Health Sciences Group Inc. and Subsidiaries (the "Company") as of December 31, 2005, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Sciences Group Inc. and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit of approximately $28,676,000 and a working capital deficit of approximately $4,898,000 at December 31, 2005 and incurred recurring operating losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Corbin & Company, LLP

Corbin & Company, LLP

Irvine, California
April 12, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Health Sciences Group, Inc. and Subsidiaries
Los Angeles, California

We have audited the accompanying consolidated statement of operations and other comprehensive loss of Health Sciences Group, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statement of stockholders’ equity (deficit) and cash flow for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Sciences Group, Inc. and Subsidiaries as of December 31, 2004, and the results of their consolidated operations and their consolidated cash flow for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
April 15, 2005

Health Sciences Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET

December 31,
2005
ASSETS
Current assets:
Cash and cash equivalents	$21,256
Accounts receivable	7,296
Inventory	91,379
Prepaid expenses	11,310
Total current assets	131,241

Intangible assets, net of accumulated amortization	4,024,311

Total non-current assets

$4,155,552

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$269,651
Accrued expenses	266,464
Accrued payroll liabilities	22,310
Accrued penalties due preferred stockholders	591,000
Convertible debentures payable	315,000
Loans payable, stockholders	20,000
Dividends payable	214,984
1,699,409

Liabilities of discontinued operations held for sale	3,329,447

Total current liabilities	5,028,856

Warrant liabilities	1,211,257
Series A convertible preferred stock, net of unamortized
discount of $109,625; $0.001 par value, 5,000,000 shares
authorized, 1,408,993 shares issued and
outstanding at December 31, 2005	1,088,015
Series B convertible preferred stock, net of unamortized
discount of $115,321; $0.001 par value, 30 shares
authorized, 9 shares issued and
outstanding at December 31, 2005	109,680
Series C convertible preferred stock, net of unamortized
discount of $1,537,129; $0.001 par value, 5,000 shares
authorized, 3,166 shares issued and
outstanding at December 31, 2005	1,628,871

Total non-current liabilities	4,037,823

Total liabilities	9,066,679

Health Sciences Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET

December 31,
2005

Stockholders’ equity (deficit):
Common stock; $0.001 par value, 80,000,000 shares
authorized, 28,275,820 shares issued and
outstanding at December 31, 2005	$28,279
Additional paid-in capital	24,740,919
Prepaid compensation expense	(1,004,504)
Accumulated deficit	(28,675,821)

Total stockholders’ equity (deficit)	(4,911,127)

$4,155,552

The accompanying notes are an integral part of the consolidated financial statements.

Health Sciences Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended
	December 31, 2005	December 31, 2004

Sales, net	$60,142	$67,204
Cost of goods sold	37,229	20,539

Gross profit	22,913	46,665

Selling, general and administrative expenses:
Salary expense	685,657	627,286
Professional, legal and accounting expenses	3,421,681	2,748,287
Depreciation and amortization	279,302	195,883
Research and development	60,738	6,521
Penalties	788,685	611,434
Marketing and Advertising	1,633,050	3,370
Other selling, general and administrative expenses	636,019	401,075

Total selling, general and administrative expenses	7,505,132	4,593,856

Loss from operations before impairment of intangible assets	(7,482,219)	(4,547,191)
Impairment of intangible assets	437,740	994,258

Loss from operations	(7,919,959)	(5,541,449)

Other income (expense):
Interest expense recorded as amortization of discounts
on convertible debentures, amortization of discounts
on convertible preferred stock and
interest expense on all other obligations	(1,071,985)	(691,251)
Equity line commitment fee	(400,130)	-
Change in fair value of warrant liabilities	3,803,179	746,667
Other income	12,756	42,500

Total other income (expense)	2,343,820	97,916

Loss from continuing operations before
provision for income taxes	(5,576,139)	(5,443,533)
Provision for income taxes	-	-

Loss from continuing operations	(5,576,139)	(5,443,533)

Discontinued operations (Note 3);
Loss from liquidated discontinued operations, net of tax benefit	-	(2,076,815)
Loss from operations of XCEL Medical Pharmacy, net of tax benefit	(174,220)	(1,449,920)
Loss from operations of Quality Botanical Ingredients
(including loss on disposal of $34,508), net of tax benefit	-	(1,481,448)

Net Loss	(5,750,359)	(10,451,716)

Preferred dividends	(343,553)	(507,392)

Net loss attributable to common stockholders	$(6,093,912)	$(10,959,108)

Net loss per share available to
common stockholders - basic and diluted	$(0.25)	$(0.78)

Weighted average common shares
outstanding - basic and diluted	24,559,505	14,125,035

The accompanying notes are an integral part of the consolidated financial statements.

Health Sciences Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional	Cost of	Prepaid		Total
	Common Stock		Paid-in	Treasury	Compensation	Accumlated	stockholders'
	Shares	Amount	Capital	Shares	Expense	Deficit	Equity
Balance at January 1, 2004	12,839,277	12,839	13,691,905	(52,500)	(515,170)	(12,473,746)	663,328

Amortization of common stock issued in
advance of services	-	-	-	-	407,170	-	407,170

Amortization of common stock options
issued in advance of service	-	-	-	-	148,207	-	148,207

Conversion of debentures to common stock	100,000	100	69,900	-	-	-	70,000

Issuance of common stock as equity line
commitment fee	572,000	572	514,228	-	-	-	514,800

Issuance of common stock for
acquisitions	2,360,000	2,360	1,601,640	-	-	-	1,604,000

Issuance of common stock for cash	294,118	294	249,706	-	-	-	250,000

Issuance of common stock for loan
inducements	35,000	35	23,215	-	-	-	23,250

Issuance of common stock for services	950,120	950	697,474	-	(312,500)	-	385,924

Issuance of common stock to debenture
holder for interest	136,043	136	162,603	-	-	-	162,739

Issuance of common stock to
Series A convertible preferred
stockholders upon conversion	58,824	59	49,942	-	-	-	50,001

Issuance of common stock to
Series A convertible preferred
stockholders as dividends	33,333	33	39,966	-	-	-	39,999

The accompanying notes are an integral part of the consolidated financial statements.

Health Sciences Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

			Additional	Cost of	Prepaid		Total
	Common Stock		Paid-in	Treasury	Compensation	Accumlated	stockholders'
	Shares	Amount	Capital	Shares	Expense	Deficit	Equity
Issuance of stock to preferred
stockholders for interest	33,333	34	39,966	-	-	-	40,000

Issuance of stock to preferred
stockholders for penalties	141,175	141	169,269	-	-	-	169,410

Issuance of stock as equity line
commitment fee	-	-	(514,800)	-	-	-	(514,800)

Issuance of warrants as equity line
commitment fee	-	-	(500,588)	-	-	-	(500,588)

Issuance of warrants for services	-	-	1,190,750	-	(172,399)	-	1,018,351

Options and warrants exercised for cash	994,722	996	702,951	-	-	-	703,947

Return of common stock previously issued	(521,434)	(523)	(445,483)	-	-	-	(446,006)

Revaluation of warrants issued to
debenture holders	-	-	6,629	-	-	-	6,629

Warrants issued with common stock	-	-	(116,965)	-	-	-	(116,965)

Dividends earned on Series B Preferred
Stock issued due to BCF	-	-	(337,516)	-	-	-	(337,516)

Value of discount attributable to the
beneficial conversion feature from
the sale of Series B Preferred Stock	-	-	337,516	-	-	-	337,516

Warrants issued with Series B Preferred
Stock for commissions	-	-	91,658	-	-	-	91,658

Cashless exercise of options and warrants	179,583	180	(180)	-	-	-	-

Dividends earned on preferred stock	-	-	(190,514)	-	-	-	(190,514)

The accompanying notes are an integral part of the consolidated financial statements.

Health Sciences Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

			Additional	Cost of	Prepaid		Total
	Common Stock		Paid-in	Treasury	Compensation	Accumlated	stockholders'
	Shares	Amount	Capital	Shares	Expense	Deficit	Equity
Cash expense related to sale of equity	-	-	(157,718)	-	-	-	(157,718)

Warrant value of equity issuance expenses	-	-	(91,658)	-	-	-	(91,658)

Net loss	-	-	-	-	-	(10,451,716)	(10,451,716)

Balance at December 31, 2004	18,206,094	$18,206	$17,283,896	$(52,500)	$(444,692)	$(22,925,462)	$(6,120,552)

Amortization of options and warrants
issued in advance of services	-	-	-	-	542,835	-	542,835

Amortization of stock issued in
advance of services	-	-	-	-	277,079	-	277,079

Amortization of stock and warrants
issued with equity line	-	-	400,130	-	-	-	400,130

Cancellation of common stock	-	-	(52,500)	52,500	-	-	-

Conversion of debentures to stock	563,101	564	344,436	-	-	-	345,000

Conversion of Preferred A to stock	885,131	886	751,474	-	-	-	752,360

Conversion of Preferred B to stock	617,647	618	524,382	-	-	-	525,000

Dividends earned	-	-	(343,553)	-	-	-	(343,553)

Dividends paid with common stock	371,300	371	298,074	-	-	-	298,445

Issuance of options and warrants for services	-	-	184,755	-	-	-	184,755

Issuance of options and warrants
for pre-paid services	-	-	1,379,726	-	(1,379,726)	-	-

The accompanying notes are an integral part of the consolidated financial statements.

Health Sciences Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

			Additional	Cost of	Prepaid		Total
	Common Stock		Paid-in	Treasury	Compensation	Accumlated	stockholders'
	Shares	Amount	Capital	Shares	Expense	Deficit	Equity
Preferred stock offering expense paid in cash	-	-	(345,608)	-	-	-	(345,608)

Issuance of stock for acquisitions	822,845	823	953,677	-	-	-	954,500

Issuance of stock and warrants for cash,
Net of $10,000 issuance costs	294,118	294	(104,789)	-	-	-	(104,495)

Issuance of stock for interest
due debenture holders	110,780	111	60,818	-	-	-	60,929

Issuance of stock for equity line	205,882	206	(206)	-	-	-	-

Issuance of stock for penalties	769,619	770	576,921	-	-	-	577,691

Issuance of stock for services	3,076,786	3,078	2,278,829	-	-	-	2,281,907

Options and warrants issued for equity line	-	-	(209,691)	-	-	-	(209,691)

Options and warrants exercised for cash	1,008,334	1,008	761,492	-	-	-	762,500

Options and warrants exercised cashless	1,344,183	1,344	(1,344)	-	-	-	-

Net loss	-	-	-	-	-	(5,750,359)	(5,750,359)

Balance at December 31, 2005	28,275,820	$28,279	$24,740,919	$-	$(1,004,504)	$(28,675,821)	$(4,911,127)

The accompanying notes are an integral part of the consolidated financial statements.

Health Sciences Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	December 31, 2005	December 31, 2004

Cash flows used in operating activities:
Net loss	$(5,750,359)	$(10,451,716)

Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:

Depreciation and amortization	679,432	148,856
Amortization of discount on debentures	53,332	171,091
Amortization of common stock issued in advance of services	277,079	407,170
Amortization of options and warrants issued in advance of services	542,835	148,207
Amortization of discount on preferred stock issued	959,353	386,524
Impairment of intangible assets	437,740	994,258
Provision for bad debts	6,993	-
Change in fair value of warrant liability	(3,803,179)	(746,667)
Issuance of common stock options and warrants for services rendered	216,237	1,018,351
Issuance of common stock for services rendered	2,281,878	385,924
Issuance of common stock to preferred shareholders as penalties	-	169,410
Issuance of common stock to debenture holders as penalties	577,691	-
Issuance of common stock to debenture holders as interest	60,929	-
Issuance of common stock to preferred shareholders as interest	-	40,000
Issuance of common stock for loan inducements	-	23,250
Cancellation of common stock	-	(446,005)
Non-cash adjustments to reconcile net loss to net cash provided by
(used for) discontinued operations for write off of accounts receivable,
inventories, and fixed assets	182,694	3,624,899

Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(7,296)	7,162
Inventory	(91,379)	(21,331)
Prepaid expenses	(786)	4,844
Assets of discontinued operations held for sale for collection of
accounts receivable and sale of inventory	308,042	2,817,089

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(22,827)	961,561
Delinquent payroll tax liability	(205,133)	109,915
Liabilities of discontinued operations held for sale for payments made
on accounts payable, accrued expenses, notes payable, and lines of credit	(442,394)	(806,862)

Net cash used in operating activities	(3,739,118)	(1,054,071)

Cash flows provided by (used in) investing activities:
Purchase of furniture and equipment	-	(2,808)
Cash acquired through acquisition of Apple Peel Technologies	-	112,500
Cash acquired through acquisition of Polymann Technologies	-	100,000
Cash acquired through acquisition of Open Cell Biotechnologies	200,000	-
Cash paid for intangible assets acquired	(360,000)	-

Net cash provided by (used in) investing activities	(160,000)	209,692

The accompanying notes are an integral part of the consolidated financial statements.

Health Sciences Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year ended	Year ended
	December 31, 2005	December 31, 2004

Cash flows provided by financing activities:
Payments on notes payable	(55,000)	(223,678)
Proceeds from the issuance of common stock,
net offering costs of $10,000 and $35,000, respectively	240,000	215,000
Proceeds from the issuance of preferred stock,
net offering costs of $345,608 and $122,718, respectively	2,820,392	627,282
Proceeds from loans payable, stockholders	20,000	255,500
Proceeds from the exercise of warrants and options	762,500	703,947
Payments of assets of discontinued operations for notes
payable, lines of credit, and leases	(108,050)	(758,199)

Net cash provided by financing activities	3,679,842	819,852

Net decrease in cash and cash equivalents	(219,276)	(24,527)
Cash and cash equivalents, beginning of year	240,532	265,059

Cash and cash equivalents, end of year	$21,256	$240,532

Supplemental disclosure of cash flow information:
Interest paid	$-	$58,471
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Additional discount on debenture warrants due to revaluation	$-	$6,629
Adjustment to subsidiary purchase price through share return	$-	$370,804
Cashless exercise of options and warrants	$1,344	$180
Debentures converted into common stock	$345,000	$70,000
Preferred stock converted to common stock	$1,277,360	$50,000
Value of dividends earned	$343,553	$190,514
Value of common stock issued for license agreement acquisitions	$954,500	$1,391,500
Value of common stock issued in advance of services	$-	$312,500
Value of common stock issued to debenture holders for interest	$-	$162,739
Value of common stock issued to preferred shareholders for dividends	$298,445	$40,000
Value of common stock issued for Equity Line commitment fee	$-	$514,800
Value of warrants issued for Equity Line commitment fee	$209,691	$500,588
Value of warrants and options issued in advance of services	$1,379,726	$172,399
Value of beneficial conversion feature issued to preferred stockholders	$1,339,741	$337,516
Value of treasury stock retired	$52,500	$-

The accompanying notes are an integral part of the consolidated financial statements.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 1 - ORGANIZATION

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

Effective December 14, 2001, the Company acquired 100% of the outstanding stock of Xcel Medical Pharmacy, Inc., a California corporation (“Xcel”) and the outstanding shares of BioSelect Innovations, Inc., a Nevada corporation (“BioSelect”) for approximately $4.4 million.

On February 25, 2003, effective January 1, 2003, the Company completed its acquisition of Quality Botanical Ingredients, Inc. (“QBI”) pursuant to an Asset Purchase Agreement for approximately $1.5 million. QBI was a manufacturer and contract processor of bulk botanical materials and nutritional ingredients supplied to buyers in various industries including pharmaceutical, nutraceutical and cosmetics. On October 20, 2004, the Board of Directors of the Company elected to discontinue operations of its wholly owned subsidiary, QBI (Note 3). The Company, through the secured lender, engaged professional service firms to facilitate the liquidation of QBI’s inventory and fixed assets and to collect QBI’s outstanding accounts receivable. Proceeds from the sale of such assets will be used to repay QBI’s creditors for outstanding obligations. The Company is a co-guarantor of the obligations of QBI pursuant to a Continuing Unconditional Corporate Guaranty dated as of February 21, 2003. Management believes the Company’s continuing operations will not be adversely affected by this action.

In May 2005, management determined that its pharmaceutical operations, Xcel, were inconsistent with the Company’s revised strategic direction of identifying, developing and commercializing nutritional products and functional food ingredients and therefore elected to suspend operations.

In December 2004, the Company, through its newly formed subsidiary Swiss Research, a Delaware corporation, (“Swiss DE”), initiated an agreement to acquire the assets of Swiss Research, a California corporation, (“Swiss CA”), for cash and performance based warrants. Swiss Research is a diet and nutrition products company which markets and sells Shugr, a zero-calorie and diabetic safe sugar substitute with the look, taste and baking qualities of cane sugar. The agreement was executed in August 2005 (See Note 4).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Swiss Research, BioSelect, Xcel and QBI. The results of operations and liabilities attributable to both Xcel and QBI are listed as liabilities of discontinued operations held for sale, and discontinued operations. All material inter-company accounts have been eliminated in consolidation.

Classes of Stock
The Company’s Articles of Incorporation, as amended per June 20, 2005 shareholder vote, authorize the issuance of up to 100,000,000 shares of stock, consisting of 20,000,000 shares of Convertible Preferred Voting and Non-voting Equity stock and 80,000,000 shares of common stock, which have a par value of $0.001 per share.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Convertible Preferred Stock
Convertible Preferred Voting and Non-voting Equity stock will have par terms, preferences and conversion features as determined by the Board of Directors at the time of the issuance of any such shares. In July 2003, the Board of Directors executed and filed a Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock with the State of Colorado, which authorized the issuance of 2,352,948 shares of Series A convertible preferred stock (See Note 12). In April 2004, the Board of Directors executed and filed a Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock with the State of Colorado, which authorized the issuance of 130 units of Series B convertible preferred stock (See Note 12). Each unit is convertible into 29,412 shares of common stock. In March 2005, the Board of Directors executed and filed a Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock with the State of Colorado, which authorized the issuance of 9,166 units of Series C convertible preferred stock (See Note 12). Each unit is convertible into 909 shares of common stock.

Going Concern
As reflected in the accompanying consolidated financial statements, the Company has realized financial losses, negative cash flows from operations and negative working capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

In the first three months of 2006, management plans to take, or has taken, the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

•	The Company has raised $100,000 from the exercise of options and warrants and management anticipates raising additional equity funds that will be used to fund any capital shortfalls.
•
The Company executed a distribution agreement with DNP International to sell Shugr; the Company’s zero-calorie, diabetic safe sweetener that tastes and bakes like cane sugar. Per the agreement, DNP is subject to a minimum sales requirement targeting $1.0 million in 2006, $4.0 million in 2007, and $5.5 million in 2008.

•	The Company will launch its new product, Sequesterol, in April of 2006 and commence an escalating marketing campaign thereafter.
•	Management is decreasing expenses by using internal resources to perform due diligence and other acquisition related duties on future acquisitions.
•	Management has streamlined its operations and is developing new products, which are anticipated to have increased gross profit margins.

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

Loan Fees
Loan fees are capitalized and amortized using the effective interest rate method over the life of the loans (1 - 3 years). Accumulated amortization for continuing and discontinued operations totaled approximately $14,000 and $271,000 at December 31, 2005 and 2004, respectively. During 2004, the Company pre-paid an outstanding loan and fully amortized the remaining unamortized capitalized loan fees of approximately $62,000 and removed the approximate $160,000 loan and the accumulated amortization from the books. Amortization of loan fees from continuing operations was approximately $14,000 and $65,000 for the years ended December 31, 2005 and 2004, respectively.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Issuance of Stock for Non-cash Consideration
All issuances of the Company's common stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares issued. In certain issuances, the Company may discount the value assigned to the stock issued for illiquidity and restrictions on resale.

Warrant Liability
In conjunction with raising capital through the sale of equity, the Company has issued various warrants that have registration rights for the underlying shares. As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the fair value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet and the change in fair value from the date of issuance to December 31, 2005 has been included in other (expense) income.

For the years ended December 31, 2005 and 2004 the change in fair value of all warrants issued with registration rights for the underlying shares decreased by approximately $3,803,000 and $747,000, respectively and is recognized in other income.

Fair Value of Financial Instruments
For certain of the Company's financial instruments, including accounts receivable, accounts payable, accrued expenses and convertible debt, the carrying amounts approximate fair value due to their relatively short maturities. The amounts owed on its notes payable also approximate fair value because current interest rates and terms offered to the Company are at current market rates.

Reclassification
Certain amounts from the 2004 financial statements have been reclassified to correspond to the 2005 presentation.

Certain amounts have also changed since the Company’s April 15, 2005 filing of Form 10-KSB to present the 2004 numbers as if all discontinued and subsequently discontinued operations were classified as such for the periods presented herein.

Cash and Cash Equivalents
The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such account.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable arising from the Company’s normal business activities.

Inventory
Inventory consists of Shugr available for retail accounts. Inventory is stated at the lower of cost or market. Costs for Shugr are on an average cost basis. The Company has no obsolete inventory.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

Excess of Cost Over Fair Value of Net Assets Acquired
Excess of cost over fair value of net tangible assets acquired arising from the acquisition of Polymann Technologies, Inc., Apple Peel Technologies, Inc. and Open Cell Biotechnologies, Inc. are first attributed to patents and formulas based upon their estimated fair value at the date of acquisition. These intangible assets are being amortized over their estimated useful lives, which range from 3-19 years. Excess of cost over fair value of net assets acquired will be reviewed for impairment pursuant to the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142.

The Company accounts for its intangible assets under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. In accordance with SFAS No. 142, intangible assets with a definite life are accounted for impairment under SFAS No. 144 and intangible assets with indefinite life are accounted for impairment under SFAS No. 142. In accordance with SFAS No. 142, goodwill, or the excess of cost over fair value of net assets acquired, is no longer amortized but is tested for impairment using a fair value approach at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company recognizes an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. The Company uses discounted cash flows to establish fair values. When available and as appropriate, comparative market multiples to corroborate discounted cash flow results is used. When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology. The Company has applied the guidelines of SFAS No. 142 in its accounting treatment of its goodwill (See Note 9).

Intangible and Long-Lived Assets
SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 also establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The Company has applied the guidelines of SFAS No. 144 in its accounting treatment of its subsidiaries, notably QBI and Xcel (See Note 3).

Revenue Recognition
Net sales are recorded when products are delivered to the customer. The revenue recognition criteria are completed prior to shipment.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Research and Development Costs
Research and development costs consist of expenditures for the research and development of patents and new products, which cannot be capitalized. Research and development costs from continuing operations totaled approximately $61,000 and $7,000 for the years ended December 31, 2005 and 2004, respectively.

Advertising and Marketing Costs
The Company expenses advertising and marketing costs as incurred. Advertising and marketing costs totaled approximately $1,633,000 and $3,000 for the years ended December 31, 2005 and 2004, respectively.

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

Net Loss Per Share
The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2005 and 2004, the outstanding number of potentially dilutive common shares totaled approximately 0 and 1,636,000, respectively. However, as the Company has net losses, their effect is anti-dilutive and has not been included in the diluted weighted average loss per share as shown on the consolidated statements of operations.

Pro Forma Information for Stock Options Issued to Employees
SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Company uses the fair value method for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company’ net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
Net loss attributable to common
stockholders, as reported	$(6,093,912)	$(10,959,108)
Stock compensation calculated under APB 25	-	-
Stock compensation calculated under SFAS 123	(1,610,325)	(877,512)
Pro forma net loss attributable to
common stockholders	$(7,704,237)	$(11,836,620)
Net loss per share available to common
stockholders - basic and diluted
As reported	$(0.25)	$(0.78)
Pro forma	$(0.31)	$(0.84)

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Pro Forma Information for Stock Options Issued to Employees, Continued
Pro forma information using the Black-Scholes method at the date of grant is based on the following assumptions: average risk free interest rate of 4.1% for 2005 and 4.0% for 2004; dividend yield of 0.0% for each of the years 2005 and 2004; average volatility factor of the expected market price of the Company’s common stock of 122.8% for 2005 and 122.8% for 2004; and an expected life of the options of 9.2 and 8.9 years for 2005 and 2004 respectively.

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

Recent Accounting Pronouncements
The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123 “Accounting For Stock-Based Compensation.” ("SFAS No. 123"). SFAS No. 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees.” Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS 123(R) supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of this statement are effective for the Company as of January 1, 2006. The Company expects to adopt SFAS No. 123(R) in the first fiscal quarter of 2006.

SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123(R) also establishes accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations. Upon adoption of SFAS No. 123(R), the Company will be required to determine the transition method to be used at the date of adoption. The allowed transition methods are the modified prospective application and the modified retrospective application. Under the modified prospective application, the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date will be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123. The modified retrospective application requires companies to record compensation expense for all unvested stock options and restricted stock beginning with the first disclosed period restated. The Company plans to adopt SFAS No. 123(R) using the modified prospective application.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Recent Accounting Pronouncements, Continued
As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a negative impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. The requirement will reduce net operating cash flows and increase net financing cash flows in periods of adoption. Any forward-looking guidance we provide does not include the impact of expensing options.

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 5, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 is not expected have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 3 - DISCONTINUED OPERATIONS

Quality Botanical Ingredients
In October 2004, the Company discontinued the operations of its subsidiary QBI. The Company has reclassified its financial statements to segregate the revenues (direct costs and expenses), assets, liabilities and cash flows of the discontinued operations.

In October 2004, all parties listed as Guarantors on the QBI line of credit due La Salle, including the Company, received a default declaration letter pursuant to terms outlined in the Loan Agreement citing failure to adhere to certain covenants with a demand for repayment of the outstanding principal balance of $2,067,990, plus approximately $10,543 in accrued interest and fees (“Demand”). Upon receipt of the Demand, the Company’s Board of Directors elected to discontinue QBI’s operations and liquidate QBI’s accounts receivable, inventory and fixed assets to satisfy the Demand.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 3 - DISCONTINUED OPERATIONS, CONTINUED

Quality Botanical Ingredients, Continued
On the date the decision to discontinue operations was made, the book value of QBI’s accounts receivable, inventory and fixed assets was approximately $2,614,000 consisting of:

Accounts receivable	$505,598
Inventory	1,265,781
Fixed assets	842,986
$2,614,365

Prior to issuing the financial statements for the year ended December 31, 2004, the liquidation company had completed the auction and the collection agency had pursued all accounts receivable collection opportunities. The impairment to the noted assets was determined based on these events and combined for a loss on liquidation of approximately $2,077,000 and was recognized in the Company’s December 31, 2004 statement of operations.

It is estimated that the sale of the land and building assets, owned by a co-guarantor, will also net approximately $400,000 to be applied to the remaining Demand balance. At this time, management estimates that subsequent to the sale of the aforementioned assets approximately $1,900,000 of the original Demand will be unsatisfied and that it is probable that the Guarantors will share joint and severable liability for the remaining balance due. However, management can neither provide an accurate estimate of the Company’s pro-rata percentage of the remaining liability to be assumed nor approximate the resulting gain or loss to be realized. As such, the Company continues to account for the full balance due as of December 31, 2005 in Liabilities of discontinued operations held for sale. Management believes the Company’s continuing operations will not be adversely affected by this action.

The following information summarizes QBI’s results from operations for the periods ended December 31, 2005 and 2004 to be approximately:

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004

Sales, net	$-	$4,916,000

Cost of goods sold	-	4,641,000

Gross profit	-	275,000

Total selling, general and
administrative expenses	-	(1,549,000)

Loss from operations	-	(1,274,000)

Total other income (expense)	-	(207,000)

Loss before income taxes	-	(1,481,000)

Provision for income taxes	-	-

Net loss	$-	$(1,481,000)

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 3 - DISCONTINUED OPERATIONS, CONTINUED

Xcel Medical Pharmacy

In May 2005, management determined that its pharmaceutical operations were inconsistent with the Company’s revised strategic direction of identifying, developing and commercializing nutritional products and functional food ingredients and therefore elected to suspend its pharmaceutical operations.  As Xcel did not have any assets, the discontinuation did not result in a gain or loss. The Company has reclassified its financial statements to segregate the revenues (direct costs and expenses), assets, liabilities and cash flows of the discontinued operations.

The following information summarizes Xcel’s results from operations for the periods ended December 31, 2005 and 2004 to be approximately:

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004

Sales, net	$199,000	$3,190,000

Cost of goods sold	87,000	2,825,000

Gross profit	112,000	365,000

Total selling, general and
administrative expenses	(271,000)	(1,758,000)

Loss from operations	(159,000)	(1,393,000)

Total other income (expense)	(15,000)	(57,000)

Loss before income taxes	(174,000)	(1,450,000)

Provision for income taxes	-	-

Net loss	$(174,000)	$(1,450,000)

The table below details the liabilities held for sale by discontinued operations as of December 31, 2005.

	QBI	Xcel	Total
Accounts payable	$1,038,317	$70,103	$1,108,420
Accrued expenses	46,646	20,391	67,075
Capital lease payable	66,564	-	66,564
Line of credit	1,789,293	-	1,789,293
Notes payable	134,624	66,147	200,771
Payroll tax liabilities	9,530	87,794	97,324
	$3,085,012	$244,435	$3,329,447

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 4 - BUSINESS ACQUISITIONS

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

At the time of acquisition PTI had no employees, operations or liabilities. PTI’s only assets include approximately $100,000 in cash and an exclusive worldwide (excluding Korea) license to a patented technology known as Low Molecular Weight Polymannuronate (“Polymann”) with a 17 year life. The purchase price is allocated as follows:

Assets
Cash	$100,000
Polymann license	710,000
810,000
Total liabilities	-
Net Assets	$810,000

Polymann is a nutraceutical product derived, in part, from sea mustard and kelp. Polymann has been shown to reduce serum and liver cholesterol and control serum and liver triglyceride levels in humans and animals. Polymann can be used in a variety of compositions including capsules, beverages, candy and powdered drink mixes. It is anticipated that all compositions of Polymann will be GRAS-certified (Generally Recognized as Safe) as determined by the United States Food and Drug Administration. The Company will market Polymann under a to be determined brand name and distribute the product through its Swiss Research subsidiary.

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

At the time of acquisition APTI had no employees, operations or liabilities. APTI’s only assets include $112,500 in cash and an exclusive worldwide license to a patented technology known as Apple Peel Powder with a 19 year life. The purchase price is allocated as follows:

Assets
Cash	$112,500
Apple Peel Powder license	279,760
Goodwill	437,740
830,000
Total liabilities	-
Net assets	$830,000

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
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 4 - BUSINESS ACQUISITIONS, CONTINUED

Acquisition of Open Cell Biotechnologies, Inc.
In February 2005, the Company acquired Open Cell Biotechnologies, Inc. (“OCBI”), a wholly-owned subsidiary of UTEK Corporation in a tax-free stock-for-stock exchange. The Company issued 822,845 unregistered shares of its common stock valued at approximately $954,500, based on the fair market value of the Company’s common stock at the date of issuance, to UTEK Corporation in exchange for 100% of the issued and outstanding shares of capital stock of OCBI. The shares issued in the exchange are restricted and may only be resold pursuant to the requirements of the Securities Act of 1933. The amount of consideration was determined by arms-length negotiations between the parties and the exchange was consummated in accordance with applicable law. At the time of acquisition OCBI had no employees, operations or liabilities. OCBI’s only assets include $200,000 in cash and an exclusive worldwide license to a patented technology known as Edible Sponges with a 17 year life. The purchase price is allocated as follows:

Assets
Cash	$200,000
Open Cell license	545,500
Goodwill	209,000
954,500
Total liabilities	-
Net Assets	$954,500

It is anticipated that all compositions of Edible Sponges will be GRAS-certified (Generally Recognized as Safe) as determined by the United States Food and Drug Administration. The Company will market Edible Sponges under a to be determined brand name and distribute the product through its Swiss Research subsidiary.

Acquisition of Swiss Research, Inc.
In December 2004, the Company, through its newly formed subsidiary Swiss Research, a Delaware corporation, (“Swiss DE”), initiated an agreement to acquire specific assets of Swiss Research, a California corporation, (“Swiss CA”), for cash and performance based warrants. Swiss Research is a nutrition products company which was in the early stages of developing Shugr, a new zero-calorie, diabetic safe sugar substitute that tastes and bakes like cane sugar. The Company has capitalized the allocated value for the Shugr formulation and will amortize it over a three year life. The agreement was executed in August 2005.

The Company’s cash consideration obligation totals $300,000, plus tax related liabilities up to a maximum of $60,000. The Company also issued 450,000 stock purchase warrants to purchase 150,000 shares of its common stock at an exercise price of $1.00 per share if the Company achieves a consolidated EBITDA of $1,000,000 for the year ended December 31, 2005, 150,000 shares of its common stock at an exercise price of $2.00 per share if the Company achieves a consolidated EBITDA of $2,000,000 for the year ended December 31, 2006, and 150,000 shares of its common stock at an exercise price of $3.00 per share if the Company achieves a consolidated EBITDA of $3,000,000 for the year ended December 31, 2007. If the specified performance expectations are met, the value of the warrants will be determined and recorded as an additional acquisition cost. The purchase price is allocated as follows:

Assets
Formulations	$195,000
Goodwill	165,000
-
Total liabilities	-
Net Assets	$360,000

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 5 - STOCK OPTIONS ISSUED TO EMPLOYEES

The purpose of the Company’s Stock Option, Deferred Stock and Restricted Stock Plans is to enable the Company to obtain and retain competent, employees, personnel, consultants and service providers who will contribute to the Company’s success by their ability, ingenuity, industry and services, and to provide incentives to such personnel, employees, consultants and service providers and will therefore, inure to the benefit of all shareholders of the Company. The Board of Directors administers the Plan, selects recipients to whom options are granted and determines the number of shares to be awarded. Options granted under the Plan are exercisable at a price determined by the Board of Directors at the time of grant.

As allowed under the guidance of SFAS No. 123, the Company has elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options.

The number and weighted average exercise prices of options granted to employees are as follows:

	December 31, 2005		December 31, 2004
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price

Outstanding at beginning of the year	4,406,000	$0.76	1,706,000	$0.98
Granted during the year	650,000	0.79	3,110,000	0.70
Exercised during the year	(1,300,000)	0.42	-	-
Terminated during the year	(1,151,000)	0.77	(410,000)	1.28
Outstanding at end of the year	2,605,000	0.93	4,406,000	0.76

Exercisable at end of the year	2,073,334	0.99	3,806,000	0.74

As of December 31, 2005, the weighted average exercise price and weighted average value of options granted during 2005 was $0.79 and $0.85, respectively. As of December 31, 2005, the weighted average exercise price and weighted average value of options granted during 2004 was $0.82 and $0.78, respectively.

A summary of the options held by employees by ranges at December 31, 2005 are as follows:

		Weighted-	Weighted-		Weighted
Range of	Remaining	Average	Average		Average
Exercise	Number	Contractual	Fair	Number	Exercise
Prices	Outstanding	Life (Years)	Value	Exercisable	Price

$0.00 to $1.00	1,750,000	8.72	$0.77	1,233,334	$0.77
$1.01 to $2.00	855,000	8.32	1.38	840,000	1.24

NOTE 6 - INVENTORY

Inventory consisted of Shugr related products of approximately $91,000 at December 31, 2005

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

.NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of licensing agreements, formulations, patents and goodwill each with an estimated useful life of approximately 18 years, 3 years, and 18 years, respectively (goodwill is not amortized but annually assessed for impairment). The Company’s intangible assets held by continuing operations is:

	Gross	Accumulated	December 31,
	Carrying Value	Amortization	2005
Licensing agreements (18 years)	$1,203,460	$(118,340)	$1,085,120
Formulations (3 years)	195,000	-	195,000
Goodwill (annually assessed)	669,800	-	669,800
Patents (18 years)	2,305,742	(231,351)	2,074,391
Total intangible assets	$4,374,002	$(349,691)	$4,024,311

Amortization expense for intangibles from continuing operations totaled approximately $262,000 and $142,000 for the years ended December 31, 2005 and 2004, respectively. Amortization expense for intangible assets for the years ending December 31, 2006 through 2021 is estimated to be approximately $196,000 per year.
Amortization expense from discontinued operations totaled approximately $0 and $263,000 for the years ended December 31, 2005 and 2004, respectively.

Impairments
At December 31, 2005, the Company determined that its license for Apple Peel was impaired. As such, the Company recognized approximately $438,000 as “Impairment of Intangible Assets” in the Company’s statement of operations.

During 2004, the U.S. Patent and Trademark Office (“USPTO”) denied, and the Company then abandoned, some of the patent applications that the Company capitalized via purchase price allocation related to the Company’s acquisition of BioSelect. At that time, the Company recognized an impairment equal to the carrying value of the abandoned patents.

The Company has accounted for identifiable intangible asset impairments in accordance to SFAS 144. At December 31, 2004, impairments to goodwill, and formulations at the Company’s discontinued XCEL subsidiary totaled approximately $351,000 and $540,000, respectively and are included in Assets of Discontinued Operations Held For Sale. In 2004, impairments to patents held by BioSelect totaled approximately $994,000 and was recognized as “Impairment of Intangible Assets” in the Company’s consolidated statements of operations.

Patents
Those patent applications that were not abandoned or denied were approved by the USPTO and their value consists of the assigned fair market value at the date of acquisition arising from the purchase of BioSelect. Patent costs are amortized on a straight-line basis over their economic lives of approximately 19 years and are reviewed for impairment whenever the facts and circumstances indicate that the carrying amount may not be recoverable.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 8 - NOTES PAYABLE

The Company has no notes payable from continuing operations for the years ended December 31, 2005 and 2004, respectively. A summary of notes payable from discontinued operations is as follows:

December 31,
2005

Note payable, individual, interest at 11% per annum,
unsecured, due on demand (XCEL)	$66,147

Note payable, settlement due secured (QBI)	134,624

200,771

Less current maturities	(200,771)

$-

The following is a summary of the future principal amounts payable:

Years ending
December 31,
2006	$200,771

$200,771

Interest expense on notes payable held by discontinued operations totaled approximately $9,000 and $12,000 for the years ended December 31, 2005 and 2004, respectively.

NOTE 9 - LOANS PAYABLE, STOCKHOLDERS

The Company’s continuing operations held loans payable due stockholders in the amounts of $20,000 and $55,000 for the years ended December 31, 2005 and 2004, respectively. The loans payable are unsecured and due on demand. In March 2005, the Company’s subsidiary, XCEL Medical Pharmacy, paid approximately $100,000 to a shareholder to satisfy an outstanding note payable. The remaining $8,050 balance due has been accounted for as an accrued payable within Liabilities Held for Sale.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 10 - WARRANT LIABILITY

In conjunction with raising capital through the sale of equity, the Company has issued various warrants that have registration rights for the underlying shares. As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet and the change in fair value from the date of issuance to December 31, 2005 has been included in other (expense) income.

For the years ended December 31, 2005 and 2004 the change in fair value of all warrants issued with registration rights for the underlying shares decreased by approximately $3,803,000 and $747,000, respectively and is recognized in other income.

	December 31, 2005	December 31, 2004

Warrant liability at beginning of the year	2,603,000	2,319,000
Warrant liability added during the year	2,411,000	1,031,000
Change in fair value of warrant liability	(3,803,000)	(747,000)
Warrant liability at end of the year	1,211,000	2,603,000

NOTE 11 - CONVERTIBLE DEBENTURES

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

The discount attributable to the value of the warrants as calculated using the Black-Scholes pricing model and the value of the equity conversion features exceeded the face value of the convertible notes. As a result, the notes were fully discounted and the discount was recorded as additional paid-in capital. The discount was amortized using the effective interest rate method over one year resulting in an effective interest rate in excess of 100%. Upon conversion of the debt, any unamortized debt issue costs will be charged to expense.

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

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 11 - CONVERTIBLE DEBENTURES, CONTINUED

12% Convertible Debenture, Principal Amount $300,000, Continued
In March 2004, the Company issued 65,455 shares of common stock to its debenture holders as payment, in lieu of cash, for interest accrued on the unconverted portion of the debenture. The shares were valued at approximately $85,000 based on the fair market value of the Company’s common stock on the date the interest was due.

In January 2005, interest accrued to debenture holders totaled approximately $30,000. The debenture holders elected to accept payment for this obligation with 54,545 shares of common stock based on the terms of remedy as outlined in the debenture agreement.

In February 2005, the debenture holder converted $145,000 of the note payable into 263,636 shares of the Company’s common stock.

In February 2005, the debenture holder converted $100,000 of the note payable into 181,818 shares of the Company’s common stock. This was the final conversion for this offering as the Company’s obligation is now satisfied in full.

12% Convertible Debenture, Principal Amount $500,000
In May 2003, the Company sold $500,000 of convertible debentures pursuant to a Securities Purchase Agreement. Additionally, the Company issued 588,235 of common stock purchase warrants to the debenture holders. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.25. The warrants expire in May 2008. The debentures accrue interest at 12% per annum. The unpaid principal and accrued interest was due on May 21, 2004. In January 2004, the Company and debenture holder entered into an amendment agreement to extend the due date of the convertible debentures to May 21, 2005. In January 2005, the Company and debenture holder entered into an amendment agreement to extend the due date of the convertible debentures to May 21, 2006. The notes are collateralized by substantially all assets of the Company, subject to all prior liens and security interests. Commencing October 18, 2004, the debentures can be converted at the daily volume weighted average price of the Company’s common stock for the 5 days prior to the conversion date but not lower than $0.85 per share. The proceeds were allocated first to the warrants based on their relative fair value, which totaled approximately $229,000 using Black-Scholes option pricing model. The remainder of approximately $271,000 was allocated to the beneficial conversion feature.

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

The warrants issued to all debenture holders and consultants require the Company to settle the contracts by the delivery of registered shares. As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the fair value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet and the change in fair value from the date of issuance to the date the registration statement became effective, which was October 2003, is included in other (expense) income. The value of the warrants on the date the registration statement became effective totaled approximately $651,000 and was reclassified from warrant liability to additional paid-in capital as required. The change in fair value of the warrants from the date of issuance to October 2003 increased by approximately $114,000.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 11 - CONVERTIBLE DEBENTURES, CONTINUED

12% Convertible Debenture, Principal Amount $500,000, Continued
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

In May 2004, interest accrued to debenture holders totaled approximately $60,000. The debenture holders elected to accept payment for this obligation with 70,588 shares of common stock based on the terms of remedy as outlined in the debenture agreement.

In March 2005, the debenture holder converted approximately $100,000 of the note payable into 117,647 shares of the Company’s common stock.

In April 2005, interest accrued to debenture holders totaled approximately $31,000. The debenture holders elected to accept payment for this obligation with 56,235 shares of common stock based on the terms of remedy as outlined in the debenture agreement.

Interest expense on the convertible debentures totaled approximately $113,000 and $255,000, including amortization of discounts on convertible debentures payable totaling approximately $53,000 and $171,000 for the years ended December 31, 2005 and 2004 respectively.

NOTE 12 - STOCKHOLDERS’ EQUITY

Convertible Preferred Stock
Private Placement - Series A Convertible Preferred Stock
In July 2003, the Company commenced a Private Placement to accredited investors, which closed in September 2003, for the sale 2,352,948 units consisting of one share of the Company’s Series A Convertible Preferred Stock (“Series A Preferred”) and one warrant to purchase one share of common stock at a purchase price of $0.85. As a result, the Company issued 2,352,948 shares of its Series A Preferred Stock, which has a par value of $0.001. The Series A Preferred stock shall convert into shares of the Company’s common stock at the purchase price per unit on the earlier of 1) the request of the Holder; 2) three years from the closing date; or 3) if, after two years from the closing date, the Company’s common stock trades at a closing bid price greater than $4.00 for 20 consecutive days. The Holders of the Series A Preferred stock shall be entitled to receive dividends at 8% per annum at the end of each calendar quarter and three years from the date of closing payable in cash or, at the Company’s sole discretion, in registered shares of the Company’s common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $1.10 per share. The warrants expire three years from the date of closing. This Private Placement was fully subscribed and the Company issued approximately 2,352,948 units, which generated net proceeds totaling approximately $1,663,000.

The proceeds were first allocated to the warrants based on their relative fair value, which totaled approximately $991,000 using the Black-Scholes option pricing model. The remainder of approximately $1,009,000 was allocated to the beneficial conversion feature. The discount attributable to the value of the warrants as calculated using the Black-Scholes pricing model and the value of the beneficial conversion feature exceeded the sales price of the shares. As a result, the preferred shares were fully discounted. The shares are convertible at the option of the holder at issuance and, pursuant to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversation Features or Contingently Adjustable Conversion Ratios”, the discount attributable to the beneficial conversation feature of approximately $1,009,000 was immediately recorded in a manner similar to a dividend at the date of issuance and is included in preferred dividends on the face of the statement of operations. The remaining discount, attributable to the warrants, will be amortized using the effective interest rate method over 3 years. The amortization of discounts on the issuance of the convertible preferred stock totaled approximately $337,000 and $122,000 at December 31, 2005 and 2004, respectively, and is included in interest expense.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 12 - STOCKHOLDERS’ EQUITY, CONTINUED

Private Placement - Series A Convertible Preferred Stock, Continued
Further, the preferred shares are convertible into registered shares of the Company’s common stock. Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, approximately $1,088,000, the net value of the shares at December 31, 2005, has been recorded as a long term liability.

In conjunction with the offering, the Company granted 941,177 stock purchase warrants to a consultant for services relating to the sale of the preferred stock. Each warrant entitles the holder to purchase one share of common stock at an average exercise price of $1.03. The warrants expire in August 2008. The estimated value of the warrants totaled approximately $845,000 at the date of issuance. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest of 3.17%; dividend yield of 0%; average volatility factor of the expected market price of the Company’s common stock of 133%; and a term of 5 years.

The warrants issued to all preferred shareholders and consultants require the Company to settle the contracts by the delivery of registered shares. As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet and the change in fair value from the date of issuance to December 31, 2005 has been included in other income (expense).

In March 2004, the Company issued 33,333 shares of its common stock to Series A Preferred shareholders for interest. The value of the shares totaled approximately $40,000, was based on the Company’s closing market price at the date of issuance.

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

In February 2005, the Company issued 58,824 shares of its common stock to a Series A Preferred shareholders upon a request for conversion. The value of the shares totaled $50,000 and was based on the terms of conversion as outlined in the Series A Preferred agreement.

In February 2005, the Company issued 294,118 shares of its common stock to a Series A Preferred shareholders upon a request for conversion. The value of the shares totaled $250,000 and was based on the terms of conversion as outlined in the Series A Preferred agreement.

In February 2005, the Company issued 188,235 shares of its common stock to preferred shareholders for dividends due. The value of the shares totaled $160,000 and was based on the Company’s closing market price at the date of issuance.

In February 2005, the Company issued 423,527 shares of its common stock to Series A Preferred for penalties due. The value of the shares totaled approximately $360,000, was based on the Company’s closing market price at the date of issuance and is included in selling, general and administrative expenses. The penalty payment was due as the Company did not obtain an effective registration statement in the time frame required in the agreement with the shareholders.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 12 - STOCKHOLDERS’ EQUITY, CONTINUED

Private Placement - Series A Convertible Preferred Stock, Continued
In March 2005, the Company issued 162,000 shares of its common stock to a Series A Preferred shareholders upon a request for conversion. The value of the shares totaled approximately $138,000 and was based on the terms of conversion as outlined in the Series A Preferred agreement.

In May 2005, the Company issued 50,000 shares of its common stock to a Series A Preferred shareholders upon a request for conversion. The value of the shares totaled approximately $43,000 and was based on the terms of conversion as outlined in the Series A Preferred agreement.

In May 2005, the Company issued 11,600 shares of its common stock to a Series A Preferred shareholders upon a request for conversion. The value of the shares totaled approximately $10,000 and was based on the terms of conversion as outlined in the Series A Preferred agreement.

In May 2005, the Company issued 117,647 shares of its common stock to a Series A Preferred shareholders upon a request for conversion. The value of the shares totaled approximately $100,000 and was based on the terms of conversion as outlined in the Series A Preferred agreement.

In December 2005, the Company issued 132,118 shares of its common stock to a Series A Preferred shareholders upon a request for conversion. The value of the shares totaled approximately $112,000 and was based on the terms of conversion as outlined in the Series A Preferred agreement.

In December 2005, the Company issued 58,824 shares of its common stock to a Series A Preferred shareholders upon a request for conversion. The value of the shares totaled approximately $50,000 and was based on the terms of conversion as outlined in the Series A Preferred agreement.

As of December 31, 2005 the requisite registration has not gone effective and the Company has accrued approximately $480,000 during the year for penalties incurred since the last distribution.

Private Placement - Series B Convertible Preferred Stock
In April 2004, the Company commenced a Private Placement to two institutional investors for the sale of 30 units of Series B Convertible Preferred Stock (“Series B Preferred”) which has a par value of $0.001 per share and a face value of $25,000 per share. Each unit includes one share of preferred stock convertible into 29,412 shares of common stock, one warrant to purchase 14,706 shares of common stock at a purchase price of $1.25 per share (“Series B Warrants”) and one warrant to purchase 14,706 shares of common stock at a purchase price of $1.50 per share (“Series C Warrants”). The Series B Preferred has no voting rights. The common stock into which the Series B Preferred is convertible shall, upon issuance, have all of the voting rights as the Company’s other issued and outstanding Common Stock.

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

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 12 - STOCKHOLDERS’ EQUITY, CONTINUED

Private Placement - Series B Convertible Preferred Stock, Continued
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

The Series B Preferred shares are convertible at the option of the holder at issuance and were fully discounted as the value of the warrants, calculated using the Black-Scholes pricing model, and the value of the beneficial conversion feature exceeded the sales price of the shares. Pursuant to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversation Features or Contingently Adjustable Conversion Ratios”, the discount attributable to the beneficial conversation feature, approximately $337,500, must be immediately recorded in a manner similar to a dividend at the date of issuance and is included in preferred dividends on the face of the statement of operations. The remaining discount, attributable to the warrants, will be amortized using the effective interest rate method over five years. The amortization of discounts on the issuance of the Series B Preferred stock totaled approximately $50,000 at December 31, 2004, and is included in interest expense.

Further, the preferred shares are convertible into registered shares of the Company’s common stock. Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, approximately $149,000, the net value of the shares at December 31, 2004, has been recorded as a warrant liability.

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

The warrants issued to all preferred shareholders and consultants require the Company to settle the contracts by the delivery of registered shares. As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet and increases or decreases in fair value from the date of issuance to December 31, 2005 has been included in other (expense) income.

In April 2005, the Company issued 205,882 shares of its common stock to a Series B Preferred shareholders upon a request for conversion. The value of the shares totaled approximately $175,000 and was based on the terms of conversion as outlined in the Series B Preferred agreement.

In April 2005, the Company issued 12,353 shares of its common stock to a Series B Preferred shareholders for dividends due. The value of the shares totaled approximately $11,000 and was based on the terms of conversion as outlined in the Series B Preferred agreement.

In April 2005, the Company issued 88,235 shares of its common stock to a Series B Preferred shareholders upon a request for conversion. The value of the shares totaled approximately $75,000 and was based on the terms of conversion as outlined in the Series B Preferred agreement.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 12 - STOCKHOLDERS’ EQUITY, CONTINUED

Private Placement - Series B Convertible Preferred Stock, Continued
In May 2005, the Company issued 58,823 shares of its common stock to a Series B Preferred shareholders upon a request for conversion. The value of the shares totaled approximately $50,000 and was based on the terms of conversion as outlined in the Series B Preferred agreement.

In May 2005, the Company issued 58,823 shares of its common stock to a Series B Preferred shareholders upon a request for conversion. The value of the shares totaled approximately $50,000 and was based on the terms of conversion as outlined in the Series B Preferred agreement.

In August 2005, the Company issued 117,648 shares of its common stock to a Series B Preferred shareholders upon a request for conversion. The value of the shares totaled approximately $100,000 and was based on the terms of conversion as outlined in the Series B Preferred agreement.

In August 2005, the Company issued 7,895 shares of its common stock to a Series B Preferred shareholders for dividends due. The value of the shares totaled approximately $7,000 and was based on the terms of conversion as outlined in the Series B Preferred agreement.

In August 2005, the Company issued 88,236 shares of its common stock to a Series B Preferred shareholders upon a request for conversion. The value of the shares totaled approximately $75,000 and was based on the terms of conversion as outlined in the Series B Preferred agreement.

In August 2005, the Company issued 6,802 shares of its common stock to a Series B Preferred shareholders for dividends due. The value of the shares totaled approximately $6,000 and was based on the terms of conversion as outlined in the Series B Preferred agreement.

Private Placement - Series C Convertible Preferred Stock
In March 2005, the Company has authorized the sale of 5,000 units and commenced a Private Placement to accredited investors for the sale of 3,166 units of the Company’s Series C Convertible Preferred Stock (“Series C Preferred”) which has a par value of $0.001 per share and a face value of $1,000. The Series C Preferred shall be convertible into common stock at the fixed conversion price of $1.10 per share. The Series C Preferred has voting rights equal to the common stock into which the Series C Preferred is convertible. The Company received net proceeds of approximately $2,820,000 after commissions, legal and placement fees.

The investors shall be issued approximately 1,439,000 common stock purchase warrants in an amount equal to 50% of the number of common shares underlying the Series C Preferred based on the fixed conversion price. The warrants were valued at approximately $1,826,000, per Black-Scholes, and included at fair market value within warrant liability at year-end and shall have a term of five years and shall have an exercise price equal to $1.60. The Company also issued 691,227 warrants to service providers, valued at approximately $896,000, per Black-Scholes, and included at fair market value within warrant liability at year-end and associated with the transaction for commissions, legal and placement fees.

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

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 12 - STOCKHOLDERS’ EQUITY, CONTINUED

Private Placement - Series C Convertible Preferred Stock, Continued
In August 2005, the Company issued 25,306 shares of its common stock to preferred shareholders for penalties due. The value of the shares totaled approximately $16,000, was based on the Company’s closing market price at the date of issuance and is included in selling, general and administrative expenses. The penalty payment was due as the Company did not obtain an effective registration statement in the time frame required in the agreement with the shareholders.

In August 2005, the Company issued 11,247 shares of its common stock to Series C Preferred shareholders for dividends accrued to date. The value of the shares totaled approximately $8,000, was based on the Company’s closing market price at the date of issuance.

In August 2005, the Company issued 1,615 shares of its common stock to preferred shareholders for penalties due. The value of the shares totaled approximately $1,000, was based on the Company’s closing market price at the date of issuance and is included in selling, general and administrative expenses. The penalty payment was due as the Company did not obtain an effective registration statement in the time frame required in the agreement with the shareholders.

In August 2005, the Company issued 718 shares of its common stock to Series C Preferred shareholders for dividends accrued to date. The value of the shares totaled approximately $1,000, was based on the Company’s closing market price at the date of issuance.

In October 2005, the Company issued 319,170 shares of its common stock to preferred shareholders for penalties due. The value of the shares totaled approximately $201,000, was based on the Company’s closing market price at the date of issuance and is included in selling, general and administrative expenses. The penalty payment was due as the Company did not obtain an effective registration statement in the time frame required in the agreement with the shareholders.

In October 2005, the Company issued 144,051 shares of its common stock to Series C Preferred shareholders for dividends accrued to date. The value of the shares totaled approximately $107,000, was based on the Company’s closing market price at the date of issuance.

As of December 31, 2005 the requisite registration has not gone effective and the Company has accrued approximately $111,000 for penalties incurred since the last distribution.

Common Stock

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

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 12 - STOCKHOLDERS’ EQUITY, CONTINUED

Securities Sold, Continued
The Company is obligated to file with the Securities and Exchange Commission (SEC) a registration statement registering for resale the shares granted and those shares underlying the warrants issued within forty-five days of the transaction’s closing date. In addition, the Company is obligated to use its reasonable best efforts to cause such registration statement to be declared effective within 120 days after the closing date. Failure to adhere to each of the filing requirements the Company will incur penalties of two percent, 2%, of the purchase price. As the registration statement has not been filed and pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, approximately $142,000 has been recorded as warrant liability.

In February 2005, pursuant to an additional investment right related to a Securities Purchase Agreement dated September 2004, the investor exercised that right providing for the sale of 294,118 shares of common stock at a purchase price of $0.85 per share for approximately $250,000, net $10,000 for offering expenses. For each share purchased, the investor also received one warrant, to total of which is valued at approximately $300,000, per Black-Scholes, and included at fair market value within warrant liability at year-end, entitling the holder to purchase one share of common stock at an exercise price of $1.10 within five years from the date of grant. A commission of 29,411 shares of common stock, valued at approximately $25,000, and 44,118 stock purchase warrants, valued at approximately $45,000, per Black-Scholes, and included at fair market value within warrant liability at year-end, was issued to a firm that provided transaction related services. This private placement was offered and sold only to accredited investors. All shares and warrants related to this transaction are restricted under Rule 144 and exempt from the registration provisions pursuant to the Securities Act of 1933.

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

Stock Issued for Services
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

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 12 - STOCKHOLDERS’ EQUITY, CONTINUED

Stock Issued for Services, Continued
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

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 12 - STOCKHOLDERS’ EQUITY, CONTINUED

Stock Issued for Services, Continued
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

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 12 - STOCKHOLDERS’ EQUITY, CONTINUED

Stock Issued for Services, Continued
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

In July 2005, the Company issued 4,706 shares of its common stock to a consultant in lieu of cash for product development services.  The value of the shares totaled approximately $4,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

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

In September 2005, the Company issued 14,085 shares of its common stock to a law corporation in lieu of cash for legal services previously provided.  The value of the shares totaled approximately $10,000, in aggregate, on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

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

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 12 - STOCKHOLDERS’ EQUITY, CONTINUED

Stock Issued for Services, Continued
In September 2005, the Company issued 150,000 shares of its common stock to a business development firm for services.  The value of the shares totaled approximately $108,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In October 2005, the Company issued 14,000 shares of its common stock to a consultant in lieu of cash for financial services.  The value of the shares totaled approximately $11,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

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

In October 2005, the Company issued 53,000 shares of its common stock to a financial consulting firm for services.  The value of the shares totaled approximately $40,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In October 2005, the Company issued 18,400 shares of its common stock to a law corporation in lieu of cash for legal services provided. The value of the shares totaled approximately $14,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In October 2005, the Company issued 6,087 shares of its common stock to a consultant in lieu of cash for marketing and advertising services. The value of the shares totaled approximately $5,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In October 2005, the Company issued 8,695 shares of its common stock to a law corporation in lieu of cash for legal services provided. The value of the shares totaled approximately $7,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In October 2005, the Company issued 5,882 shares of its common stock to a consultant in lieu of cash for product development services.  The value of the shares totaled approximately $4,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In October 2005, the Company issued 13,600 shares of its common stock to a law corporation in lieu of cash for legal services previously provided.  The value of the shares totaled approximately $10,000, in aggregate, on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In October 2005, the Company issued 32,857 shares of its common stock to a consultant for product development and medical advisor services.  The value of the shares totaled approximately $21,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In October 2005, the Company issued 17,821 shares of its common stock to a consultant in lieu of cash for product development services.  The value of the shares totaled approximately $11,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 12 - STOCKHOLDERS’ EQUITY, CONTINUED

Stock Issued for Services, Continued
In October 2005, the Company issued 14,000 shares of its common stock to a financial consulting firm for services.  The value of the shares totaled approximately $11,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In November 2005, the Company issued 7,143 shares of its common stock to a consultant in lieu of cash for legal services previously provided.  The value of the shares totaled approximately $4,000, in aggregate, on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In November 2005, the Company issued 18,182 shares of its common stock to a legal firm for services.  The value of the shares totaled approximately $10,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In November 2005, the Company issued 11,000 shares of its common stock to a consultant for product development and medical advisor services.  The value of the shares totaled approximately $6,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In December 2005, the Company issued 20,175 shares of its common stock to a consultant for product development and medical advisor services.  The value of the shares totaled approximately $11,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In December 2005, the Company issued 25,000 shares of its common stock to a legal firm for services.  The value of the shares totaled approximately $14,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In December 2005, the Company issued 200,000 shares of its common stock to a business development firm for services.  The value of the shares totaled approximately $108,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In December 2005, the Company issued 5,974 shares of its common stock to a consultant in lieu of cash for product development services.  The value of the shares totaled approximately $2,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

Stock Issuances to Officers
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

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 12 - STOCKHOLDERS’ EQUITY, CONTINUED

Stock Issuances to Employees
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

In December 2005, the Company issued 100,000 shares of its common stock to an employee for services.  The value of the shares totaled approximately $54,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

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

Equity Line
In September 2004, the Company entered into a Equity Line Purchase Agreement (“Equity Line”), valid for three years, with an accredited investor pursuant one or more of the exemptions from the registration requirements and rules of the Securities Act of 1933, whereby the Company may issue and sell to the investor shares of common stock for an aggregate purchase price of up to five million dollars.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 12 - STOCKHOLDERS’ EQUITY, CONTINUED

Equity Line, Continued
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

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, approximately $532,000 has been recorded as warrant liability.

In February 2005, the Company modified its existing Equity Line and increased the maximum funds available from $5,000,000 to $7,500,000 by issuing the original accredited investor 205,882 shares of common stock and 205,882 stock purchase warrants valued at approximately $210,000, per Black-Scholes, and included at fair market value within warrant liability at year-end. The Company also issued 30,882 stock purchase warrants to a firm as commissions for services related to the transaction. The value of the shares issued totaled approximately $175,000 and was determined based on the fair market value of the Company’s common stock at the date of issuance. The warrants, valued at approximately $31,000, enables the investor to purchase one share of common stock at $1.10 per share, and expires five years from the transaction date.

Options Issued to Officers
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

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 12 - STOCKHOLDERS’ EQUITY, CONTINUED

Options Granted to Employees
In July 2004, the Company granted stock options to three employees for 100,000 shares of common stock each. Each option entitles the holder to purchase one share of common stock at an exercise price of $0.75 per share. The options expire in July 2014 and vest between one and two years. The estimated value of the options approximated $215,000 at the date of issuance.

In September 2004, the Company granted stock options to two employees for 100,000 shares of common stock each. Each option entitles the holder to purchase one share of common stock at an exercise price of $0.55 per share. The options expire in September 2014 and vest between one and two years. The estimated value of the options approximated $105,000 at the date of issuance, of which approximately $40,000 was for 2005.

Options Issued to Board of Directors
In February 2005, the Company issued stock purchase options to two members of the Company’s Board of Directors to each purchase 50,000 shares of its common stock at an exercise price of $1.37 per share in consideration of services provided to the Company. As the options exercise price approximated the market price of the Company’s shares on the date of issuance, in accordance with APB 25 and FIN 44, no compensation expense was recognized. The warrant vests 26,000 at issuance, and the remainder pro-ratably over a one year period.

In May 2005, the Company issued stock purchase options to a member of the Company’s Board of Directors to purchase 50,000 shares of its common stock at an exercise price of $1.06 per share in consideration of services provided to the Company. As the options exercise price approximated the market price of the Company’s shares on the date of issuance, in accordance with APB 25and FIN 44, no compensation expense was recognized. The warrant vests 26,000 at issuance, and the remainder pro-ratably over a one year period.

Options and Warrants Issued for Services
In June 2004, the Company entered into a consulting agreement with a business development company for two options to purchase, in aggregate, 500,000 shares of common stock for services rendered through September 2004. The options were issued in two tranches. The first granted the holder an option to purchase 160,000 shares of common stock at an exercise price of $0.85 per share. The second granted the holder an option to purchase 340,000 shares of common stock at an exercise price of $0.50 per share. The value of the options on the date of grant, as determined by Black-Scholes, totaled approximately $77,000.

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

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 12 - STOCKHOLDERS’ EQUITY, CONTINUED

Options and Warrants Issued for Services, Continued
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

In June 2005, the Company issued options to purchase 325,000 shares of common stock to an individual with exercise price of $0.77 per share. The estimated value of the options is approximately $213,000 and is included in prepaid compensation expense. The value was determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest of 4.29%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 124%; and a term of 5 years.

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

In July 2005, the Company issued stock purchase options to a business development firm to purchase 150,000 shares of its common stock at an exercise price of $0.86 per share in consideration for services provided to the Company.  The estimated value of the options totaled approximately $108,000 at the date of grant.  The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions:  risk-free interest of 4.09%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 121%; and a term of 5 years.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 12 - STOCKHOLDERS’ EQUITY, CONTINUED

Options and Warrants Issued for Services, Continued
In August 2005, the Company issued stock purchase options to a medical advisor to purchase 150,000 shares of its common stock at an exercise price of $0.99 per share in consideration for services provided to the Company.  The estimated value of the options totaled approximately $125,000 at the date of grant.  The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions:  risk-free interest of 4.28%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 121%; and a term of 5 years.

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

Option and Warrant Exercises, Officers
In January 2005, the Company issued 150,000 shares of common stock to each of its two officers upon the exercise of stock options with exercise price of $0.00 per share.

In March 2005, the Company issued 312,925 shares of common stock to each of its two officers upon the cashless exercise of 500,000 stock options with exercise price of $0.55 per share.

Option and Warrant Exercises, Non-Employees
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

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 12 - STOCKHOLDERS’ EQUITY, CONTINUED

Options and Warrants Issued for Services, Continued
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

In April 2005, the Company issued 333,333 shares of common stock upon a cashless exercise of an option to purchase 571,428 shares at an exercise price of $0.60 that was issued in conjunction with a previous financing transaction.

In June 2005, the Company issued 325,000 shares of its common stock upon the exercise of a stock option at an exercise price of $0.77 per share to a business development firm. Proceeds to the Company totaled approximately $250,000.

The number and weighted average exercise prices of the options and warrants issued to non-employees are as follows:

	December 31, 2005		December 31, 2004
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price

Outstanding at beginning of the year	9,389,521	$1.07	7,397,578	$1.07
Granted during the year	4,980,321	1.12	4,663,192	1.03
Exercised during the year	(1,664,761)	0.72	(1,397,222)	0.51
Terminated during the year	(201,818)	0.91	(1,274,027)	1.52
Outstanding at end of the year	12,503,263	1.13	9,389,521	1.07
Exercisable at end of the year	11,111,593	1.17	9,299,521	1.18

Options and Warrants Issued to Non-Employees
The following table summarizes information on 12,503,263 stock options and warrants outstanding, 11,111,593 exercisable, issued to non-employees at December 31, 2005:

		Weighted-	Weighted-	Weighted-
Range of	Remaining	Average	Average	Average
Exercise	Number	Contractual	Fair	Exercise
Prices	Outstanding	Life (Years)	Value	Price

$0 to $1	3,287,110	6.11	$0.87	$0.81
1 to 2	9,216,153	3.73	0.93	1.25

Treasury Stock

In June 2005, the Company properly wrote off approximately $53,000 of Treasury Stock representing 50,000 common stock shares that were discovered to be canceled.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 13 - INCOME TAXES

For federal income tax return purposes, the Company has available net operating loss carry forwards of approximately $22,563,000, which expire through 2025 and are available to offset future income tax liabilities.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2005 are as follows:

Deferred tax asset -
net operating loss carry forwards	$9,025,000
Deferred tax liabilities -
intangible assets	(1,610,000)

Net deferred assets before valuation allowance	7,415,000
Valuation allowance	(7,415,000)

Net deferred tax asset	$-

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

	December 31,	December 31,
	2005	2004

Federal and state income tax rate	(34.0%)	(34.0%)
State income taxes, net federal benefit	(6.0%)	(6.0%)

Total expected provision	(40.0%)	(40.0%)

Permanent differences (discounts associated with warrants
and beneficial conversion feature amortization and
change in fair value of warrant liability)	(15.0%)	0.0%
Loss for which no benefit is available	55.0%	40.0%
Effective income tax rate	0.0%	0.0%

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Leases
The Company leases its office and warehouse facilities under various lease agreements on a month to month basis. Rental expense from continuing operations totaled approximately $51,000 and $85,000 for the years ended December 31, 2005 and 2004, respectively.

Officer and Director capital contribution
In December 2005, officers and directors advanced, in aggregate, a $20,000 loan to the corporation to be repaid at such time that the corporation has sufficient capital to make such repayment.

Executive Employment Agreement
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

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 14 - COMMITMENTS AND CONTINGENCIES, CONTINUED

Executive Employment Agreement, Continued
In July 2005, the Company executed an employment agreement with Mr. Fred E. Tannous, a shareholder holding approximately 8% of the outstanding common stock as of September 30, 2005, that commenced July 1, 2005 and ends June 30, 2008. The base salary under this employment contract is $250,000 per year. This contract provides for a performance bonus in an amount equal to of 5 % of the Adjusted EBITDA for each fiscal year and an option grant for the purchase of up to 500,000 shares of Company common stock exercisable at a price equal to $0.65 per share. The option shall be exercisable on a monthly pro rata basis over the term of the agreement. If the Company shall merge, sell a controlling interest, or sell a majority of its assets; or if there is a transaction (or series of transactions) in which the Company’s shareholders sell a majority of outstanding shares of Company capital stock, then the Company shall pay Mr. Tannous the greater of the remainder of his salary or two hundred fifty thousand dollars. Further, at the date of any such merger or sale is consummated, all unvested options shall be immediately accelerated and as to any unexercised options to purchases shares in the Company which are held by Mr. Tannous, the Company shall pay Mr. Tannous cash in the amount equal to the difference between the consideration paid to the Company on a per share basis less the exercise price of the option, the value of which is multiplied to the number of options which Mr. Tannous holds. If this employment contract is terminated by us without good cause, or if the Company is in breach of the agreement, or if the Company assigns the executive without his consent to a lesser responsibility status than his current position, or require the executive to be based elsewhere other than our principal executive office, then the Company is required to Mr. Tannous the lesser of (i) his salary for the remainder of the term of the agreement or (ii) one year’s salary and accrued benefits prorated through the date of termination.

Legal Proceedings

Fortress Systems vs. Quality Botanical Ingredients
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

Liolios Group, Inc. vs. Health Sciences Group
In December 2005, Liolios Group, Inc. (“Liolios”) filed a complaint against the Company alleging a breach of an agreement entered into in November 2003. Liolios alleges the Company agreed to provide it with payments in exchange for certain services that it provided. The Company contents that Liolios failed to render all of the agreed upon services pursuant to the agreement. In March 2006, the parties entered into a confidential settlement of the case.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 14 - COMMITMENTS AND CONTINGENCIES, CONTINUED

Health Sciences Group vs. Miles
In February 2006, the Company filed a complaint against Loren Miles (“Miles”) alleging causes of action for: (1) breach of contract; (2) fraud; (3) intentional misrepresentation; (4) negligent misrepresentation; (5) conversion; (6) breach of fiduciary duty; and (7) constructive trust. The complaint arises out of false and fraudulent representations made by Miles on or around December 2004 to the Company in connection with the Company’s purchase of the assets of Swiss Research, Inc. (“Swiss Research”), of which Miles was the Chief Executive Officer and sole shareholder. Pursuant to the purchase, Swiss Research became a wholly owned subsidiary of the Company. Miles filed his answer complaint on March 2, 2006. The Company served discovery on Miles and is awaiting responses thereto. A trial date has yet to be set. At this time it is too early to determine a probable outcome or estimate any damage awards.

Claim of Wrongful Termination
In November 2004, an attorney for Jacob Engel, wrote a letter to the Company alleging that Health Sciences Group, Inc. failed to pay Mr. Engel his salary since January 1, 2004 at the rate of $150,000 per annum and wrongfully terminated his participation in the Company’s health insurance coverage leaving him uninsured for three months during which he incurred medical expenses which would have been covered and compelling his acceptance, with a reservation of rights of COBRA coverage for which he has been obliged to pay premiums since September 2004. The letter stated that in the event cure is not fully effected by December 5, 2004, Mr. Engel will terminate his Employment Agreement for Good Reason pursuant to the Employment Agreement. The letter further stated that unless the defaults are fully cured prior to December 5, 2004, in addition to all unpaid base salary since January 1, 2004 through the date of termination and the reimbursement of COBRA payments made by Mr. Engel, the Company will be obligated to pay Mr. Engel one year of his base salary and all accrued vacation pay and to restore Mr. Engel to coverage under the health insurance plan. The letter further stated that in addition, Mr. Engel is entitled to have his rights in his stock options until December 5, 2005 and that Mr. Engel is owed $18,000 for legal expenses; has a claim for breach of the agreement between him and the Company by which he agreed to accept shares of the Company’s stock in lieu of $100,000 of his 2003 salary and has a claim for the automobile allowance of $350 per month which the Company agreed to provide him. There have been no further developments related to this matter through April 14, 2006.

The Company does not agree with the allegations made and is prepared to vigorously assert its position.

NOTE 15 - SEGMENT INFORMATION

The Company’s business units have been aggregated into four reportable segments: Corporate, Operations, Research and Development, and Discontinued Operations. The Corporate group is the holding company and oversees the operations of the other business units. The Corporate group also arranges financing and strategic guidance for the entire organization. Swiss Research is the operational division that oversees the manufacturing and distribution of Shugr. The Research and Development group develops future and present products in the fields of drug delivery, vitamins and minerals, and cosmetic pharmaceuticals. Discontinued Operations aggregates the net loss incurred by Quality Botanical Ingredients and XCEL Medical Pharmacy.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 2). The Company had no intersegment sales for the years ended December 31, 2005 and 2004. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items and interest income and expense.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 15 - SEGMENT INFORMATION, CONTINUED

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the year ended December 31, 2005 (in thousands):

			Research and	Discontinued
	Corporate	Operations	Development	Operations	Consolidated
Sales, net	$-	$56	$4	$-	$60
Loss before income taxes	$(5,086)	$(357)	$(133)	$(174)	$(5,750)
Deprec. and amort.	$550	$-	$129	$-	$679
Interest expense, net	$1,059	$-	$-	$-	$1,059

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the year ended December 31, 2004 (in thousands):

			Research and	Discontinued
	Corporate	Operations	Development	Operations	Consolidated
Sales, net	$-	$-	$67	$-	$67
Loss before income taxes	$(4,257)	$-	$(1,187)	$(5,008)	$(10,452)
Deprec. and amort.	$71	$-	$125	$-	$196
Interest expense, net	$691	$-	$-	$-	$691

NOTE 16 - SUBSEQUENT EVENTS (UNAUDITED)

Shares issued for services
In January 2006, the Company issued 31,081 shares of its common stock to a consultant for product development and medical advisor services.  The value of the shares totaled approximately $12,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In January 2006, the Company issued 28,571 shares of its common stock to a legal firm for services.  The value of the shares totaled approximately $12,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In January 2006, the Company issued 342,466 shares of its common stock to Messer Tannous to compensate for an approximate 50% decline in stock price from the date of the original grant for services to be provided over the next 11 months.  The value of the shares totaled approximately $120,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In January 2006, the Company issued 260,274 shares of its common stock to a former officer and current member of the Board of Directors to compensate for an approximate 50% decline in stock price from the date of the original grant for additional consulting services to be provided over the next 11 months.  The value of the shares totaled approximately $91,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In January 2006, the Company issued 14,000 shares of its common stock to a business development firm for services.  The value of the shares totaled approximately $5,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In January 2006, the Company issued 77,500 shares of its common stock to a business development firm for services.  The value of the shares totaled approximately $30,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In January 2006, the Company issued 58,824 shares of its common stock to a Series A Preferred shareholders upon a request for conversion. The value of the shares totaled approximately $50,000 and was based on the terms of conversion as outlined in the Series A Preferred agreement.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 15 - SUBSEQUENT EVENTS, CONTINUED (UNAUDITED)

In January 2006, the Company issued 369,525 shares of its common stock to an employee for work performed in 2004 and 2005 and in lieu of salary for the first two quarters of 2006. The value of the shares totaled approximately $122,000 and was determined based on the fair market value of the Company’s common stock at the date of grant.

In February 2006, the Company issued 35,000 shares of its common stock to a consultant for product development and medical advisor services.  The value of the shares totaled approximately $15,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In February 2006, the Company issued 11,755 shares of its common stock to a consultant for product development and strategic advisory services.  The value of the shares totaled approximately $5,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In February 2006, the Company issued 27,243 shares of its common stock to Series C Preferred shareholders for penalties due. The value of the shares totaled approximately $11,000, was based on the terms outlined in the stock purchase agreement and is included in selling, general and administrative expenses. The penalty payment was due as the Company did not obtain an effective registration statement in the time frame required in the agreement with the shareholders.

In February 2006, the Company issued 8,420 shares of its common stock to Series C Preferred shareholders for interest accrued to date. The value of the shares totaled approximately $3,000, was based on the terms outlined in the stock purchase agreement.

In February 2006, the Company issued 87,185 shares of its common stock to Series C Preferred shareholders for penalties due. The value of the shares totaled approximately $24,000, was based on the terms outlined in the stock purchase agreement and is included in selling, general and administrative expenses. The penalty payment was due as the Company did not obtain an effective registration statement in the time frame required in the agreement with the shareholders.

In February 2006, the Company issued 30,678 shares of its common stock to Series C Preferred shareholders for interest accrued to date. The value of the shares totaled approximately $15,000, was based on the terms outlined in the stock purchase agreement.

In February 2006, the Company issued 16,667 shares of its common stock to a consultant for product development and medical advisor services.  The value of the shares totaled approximately $6,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In February 2006, the Company issued 27,777 shares of its common stock to a legal firm for services.  The value of the shares totaled approximately $10,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In February 2006, the Company issued 301,264 shares of its common stock to a legal firm for services.  The value of the shares totaled approximately $108,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In March 2006, the Company issued 45,000 shares of its common stock to a consultant for product development and medical advisor services.  The value of the shares totaled approximately $16,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In March 2006, the Company issued 31,250 shares of its common stock to a legal firm for services.  The value of the shares totaled approximately $11,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 15 - SUBSEQUENT EVENTS, CONTINUED (UNAUDITED)

In March 2006, the Company issued 185,715 shares of its common stock to a business development firm in a legal settlement. The value of the shares totaled approximately $67,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In March 2006, the Company issued 103,200 shares of its common stock to a business development firm for services provided. The value of the shares totaled approximately $27,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In March 2006, the Company issued 48,388 shares of its common stock to a valuation services firm for services provided. The value of the shares totaled approximately $15,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

In March 2006, the Company issued an option to purchase 400,000 shares at an exercise price of $0.25 and an option to purchase 400,000 shares at $0.45 to a provider of legal services.

In March 2006, the Company received $100,000 and issued 400,000 shares upon the exercise request of a holder of an option to purchase 400,000 shares at $0.25.