Form 10QSB
period 2006-03-31
HEALTH SCIENCES GROUP INC
filed 2006-05-22
CIK 1127696

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal quarter ended March 31, 2006

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

As of April 30, 2006, there were outstanding 1,350,169 shares of Series A convertible preferred stock, 264,708, on an as if converted basis, of Series B convertible preferred stock, 2,877,894, on an as if converted basis, shares of Series C convertible preferred stock ,and 31,748,919 of the issuer’s common stock, all at a $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

Health Sciences Group, Inc. and Subsidiaries

Health Sciences Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2006 (unaudited)

March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$30,103
Accounts receivable	5,652
Inventory	76,274
Prepaid expenses	11,376

Total current assets	123,405

Intangible assets, net of accumulated amortization	3,958,693

$4,082,098

LIABILITIES
Current liabilities:
Accounts payable	$272,577
Accrued expenses	198,435
Accrued penalties	487,261
Convertible debentures payable	315,000
Loans payable, stockholders	30,000
Dividends payable	215,330
1,518,603
Liabilities of discontinued operations held for sale	3,328,479

Total current liabilities	4,847,082

Warrant liability	679,144
Series A convertible preferred stock, net of unamortized
discount of $27,029; $0.001 par value, 5,000,000 shares
authorized, 1,350,169 shares issued and outstanding	1,120,611
Series B convertible preferred stock, net of unamortized
discount of $106,672; $0.001 par value, 130 shares
authorized, 9 shares issued and outstanding, 264,708 shares, on an as if converted basis	118,329
Series C convertible preferred stock, net of unamortized
discount of $1,445,824; $0.001 par value, 5,000 shares
authorized, 3,166 shares issued and outstanding, 2,877,894 shares,
on an as if converted basis	1,720,176

Total liabilities	8,485,342

The accompanying notes are an integral part of these condensed consolidated financial statements

Health Sciences Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
March 31, 2006 (unaudited)

March 31, 2006
STOCKHOLDERS’ DEFICIT

Stockholders’ deficit:
Common stock; $0.001 par value, 80,000,000 shares
authorized, 31,406,354 shares issued
and outstanding at March 31, 2006	31,412
Additional paid-in capital	25,906,610
Accumulated deficit	(30,341,266)

Total stockholders’ deficit	(4,403,244)

$4,082,098

The accompanying notes are an integral part of these condensed consolidated financial statements

Health Sciences Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2006 and 2005 (unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Sales, net	$20,372	$4,369

Cost of goods sold	15,023	910

Gross profit	5,349	3,459

Selling, general and administrative expenses:
Advertising and marketing expenses	-	898,184
Salary expenses	241,848	113,942
Option expense per SFAS 123-R	399,562	-
Professional, legal and accounting expenses	1,079,611	493,843
Depreciation and amortization	168,734	167,220
Penalties	40,000	141,300
Other selling, general and administrative expenses	90,602	102,770

Total selling, general and administrative expenses	2,020,357	1,917,259

Loss from operations	(2,015,008)	(1,913,800)

Other income (expense):
Interest expense	(182,550)	(168,753)
Change in fair value of warrant liability	532,113	(2,077,349)

Total other income (expense), net	349,563	(2,246,102)

Loss from continuing operations before income taxes	(1,665,445)	(4,159,902)

Provision for income taxes	-	-

Loss from continuing operations	(1,665,445)	(4,159,902)

Loss from discontinued operations	-	(78,949)

Net loss	(1,665,445)	(4,238,851)

Preferred dividends	(93,529)	(55,765)

Net loss attributable to common shareholders	$(1,758,974)	$(4,294,616)

Net loss per share attributable to common shareholders - basic and diluted	$(0.06)	$(0.21)

Weighted average common shares outstanding - basic and diluted	28,322,001	20,040,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

Health Sciences Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2006	28,275,820	$28,279	$23,736,415	$(28,675,821)	$(4,911,127)

Amortization of options and warrants
issued in advance of services	-	-	275,237	-	275,237

Amortization of options and warrants
issued with equity line	-	-	103,116	-	103,116

Conversion of preferred stock	58,824	59	49,941	-	50,000

Dividends earned	-	-	(93,529)	-	(93,529)

Dividends paid with common stock	252,050	253	92,930	-	93,183

Issuance of options and warrants
to non-employees for services	-	-	447,261	-	447,261

Issuance of stock for penalties accrued	490,227	491	145,365	-	145,856

Issuance of stock for services	1,442,454	1,443	496,185	-	497,628

Issuance of stock for accounts payable
and accrued expenses	486,979	487	154,527	-	155,014

Employee options expensed
per SFAS 123(R)	-	-	399,562	-	399,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

Health Sciences Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Options and warrants exercised	400,000	400	99,600	-	100,000

Net loss	-	-	-	(1,665,445)	(1,665,445)

Balance at March 31, 2006	31,406,354	$31,412	$25,906,610	$(30,341,266)	$(4,403,244)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Health Sciences Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March, 2006 and 2005 (unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Cash flows used in operating activities:
Net loss	$(1,665,445)	$(4,238,851)

Adjustments to reconcile net loss to net cash
used in operating activities:

Depreciation and amortization	168,734	167,220
Amortization of discount on debentures	-	36,116
Amortization of discount on preferred stock issued	182,550	118,472
Amortization of common stock issued in advance of services	-	114,580
Amortization of options and warrants issued in advance of services	275,237	14,367
Provision for bad debts	-	1,256
Change in fair value of warrant liability	(532,113)	2,077,349
Options expensed per SFAS 123-R	399,562	-
Issuance of common stock options for services rendered	447,261	107,977
Issuance of common stock for services rendered	497,628	204,391
Issuance of common stock to preferred shareholders as penalties	-	360,000

Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	1,644	-
Inventory	15,105	-
Prepaid acquisition costs	-	(73,668)
Prepaid expenses	(311)	(26)
Assets of discontinued operations held for sale for collection of
accounts receivable and sale of inventory	-	385,960

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	109,963	(483,014)
Delinquent payroll tax liability	-	(174,510)
Liabilities of discontinued operations held for sale for payments made
on accounts payable, accrued expenses, notes payable, and lines of credit	(968)	(23,472)

Net cash used in operating activities	(101,153)	(1,405,853)

Cash flows provided by investing activities:
Cash acquired through acquisition of Open Cell Biotechnologies	-	200,000

Net cash provided by investing activities	-	200,000

The accompanying notes are an integral part of the consolidated financial statements.

Health Sciences Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Three Months Ended March 31, 2006 and 2005 (unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Cash flows provided by financing activities:
Payments on notes payable	-	(55,000)
Proceeds from the issuance of common stock,
net offering costs of $10,000	-	240,000
Proceeds from the issuance of preferred stock,
net offering costs of $345,608	-	2,820,392
Proceeds from subscriptions receivable	-	(35,000)
Proceeds from loans payable, stockholders	10,000
Proceeds from the exercise of warrants and options	100,000	512,500
Payments of assets of discontinued operations for notes
payable, lines of credit, and leases	-	(424,292)

Net cash provided by financing activities	110,000	3,058,600

Net increase in cash and cash equivalents	8,847	1,852,747
Cash and cash equivalents, beginning of year	21,256	240,532

Cash and cash equivalents, end of year	$30,103	$2,093,279

Supplemental disclosure of cash flow information:
Interest paid	$-	$11,962
Taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Value of common stock issued to acquire Open Cell Biotechnologies	$-	$954,500
Value of common stock issued upon conversion of Series A Preferred	$50,000	$437,700
Value of warrants issued for equity line commitment fee	$-	$209,691
Dividends earned	$93,529	$55,765
Debentures converted into common stock	$-	$345,000
Issuance of common stock to preferred shareholders for dividends	$93,183	$160,000
Issuance of common stock for accrued expenses	$155,014	$30,000
Issuance of common stock for accrued penalties	$145,856	$359,998

The accompanying notes are an integral part of these condensed consolidated financial statements

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005 (unaudited)

NOTE 1 - ORGANIZATION

Health Sciences Group, Inc. (the “Company”) was incorporated in the state of Colorado on June 13, 1996 as Centurion Properties Development Corporation. The Company remained dormant until October 16, 2000 when its name was changed to iGoHealthy.com, Inc. On September 10, 2001, the Company changed its name to Health Sciences Group, Inc. Health Sciences Group, Inc. is an integrated provider of innovative, science-based products and ingredients to customers in the nutrition, skin care, and food and beverage industries. In June 2005, the Company reincorporated in the state of Delaware.

Effective December 14, 2001, the Company acquired 100% of the outstanding stock of Xcel Medical Pharmacy, Inc., a California corporation (“Xcel”) and the outstanding shares of BioSelect Innovations, Inc., a Nevada corporation (“BioSelect”) for approximately $4.4 million.

On February 25, 2003, effective January 1, 2003, the Company completed its acquisition of Quality Botanical Ingredients, Inc. (“QBI”) pursuant to an Asset Purchase Agreement for approximately $1.5 million. QBI was a manufacturer and contract processor of bulk botanical materials and nutritional ingredients supplied to buyers in various industries including pharmaceutical, nutraceutical and cosmetics. On October 20, 2004, the Board of Directors of the Company elected to discontinue operations of its wholly owned subsidiary, QBI (see Note 4). The Company, through the secured lender, engaged professional service firms to facilitate the liquidation of QBI’s inventory and fixed assets and to collect QBI’s outstanding accounts receivable. Proceeds from the sale of such assets will be used to repay QBI’s creditors for outstanding obligations. The Company is a co-guarantor of the obligations of QBI pursuant to a Continuing Unconditional Corporate Guaranty dated as of February 21, 2003. Management believes the Company’s continuing operations will not be adversely affected by this action.

In May 2005, management determined that its pharmaceutical operations, Xcel, were inconsistent with the Company’s revised strategic direction of identifying, developing and commercializing nutritional products and functional food ingredients and therefore elected to discontinue operations (see Note 4).

In December 2004, the Company, through its newly formed subsidiary Swiss Research, a Delaware corporation, (“Swiss Research”), initiated an agreement to acquire the assets of Swiss Research, a California corporation, for cash and performance based warrants. Swiss Research is a diet and nutrition products company which markets and sells Shugr, a zero-calorie and diabetic safe sugar substitute with the look, taste and baking qualities of cane sugar. The agreement was executed in August 2005.

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

Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared by Health Sciences Group, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods. Certain information and footnote disclosures normally present in condensed consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006. These condensed consolidated financial statements and the notes hereto should be read in conjunction with the Company's consolidated audited financial statements and related footnotes for the year ended December 31, 2005 included in the Company's annual report on Form 10-KSB which was filed April 17, 2006.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Classes of Stock
The Company’s Articles of Incorporation, as amended per June 20, 2005 shareholder vote, authorize the issuance of up to 100,000,000 shares of stock, consisting of 20,000,000 shares of Convertible Preferred Voting and Non-voting Equity stock and 80,000,000 shares of common stock, which have a par value of $0.001 per share.

Convertible Preferred Stock
Convertible Preferred Voting and Non-voting Equity stock will have par terms, preferences and conversion features as determined by the Board of Directors at the time of the issuance of any such shares. In July 2003, the Board of Directors executed and filed a Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock with the State of Colorado, which authorized the issuance of 5,000,000 shares of Series A convertible preferred stock. In April 2004, the Board of Directors executed and filed a Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock with the State of Colorado, which authorized the issuance of 130 units of Series B convertible preferred stock. Each unit is convertible into 29,412 shares of common stock. In March 2005, the Board of Directors executed and filed a Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock with the State of Colorado, which authorized the issuance of 5,000 units of Series C convertible preferred stock. Each unit is convertible into 909 shares of common stock.

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

•	The Company launched its new product, Sequesterol, in April 2006 and commenced an escalating marketing campaign.
•	Management is decreasing expenses by using internal resources to perform due diligence and other acquisition related duties on future acquisitions.
•	Management has streamlined its operations and is developing new products, which are anticipated to have increased gross profit margins.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

Fair Value of Financial Instruments
For certain of the Company's financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities. The amounts owed on its notes payable and capital leases also approximate fair value because current interest rates and terms offered to the Company are at current market rates.

Reclassification
Certain amounts from the three months ended March 31, 2005 have been reclassified to correspond to the three months ended March 31, 2006.

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

Warrant Liability
In conjunction with raising capital through the sale of equity, the Company has issued various warrants that have registration rights for the underlying shares. As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the fair value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet and the change in fair value from December 31, 2005 to March 31, 2006 has been included in other (expense) income.

For the three months ended March 31, 2006 and 2005 the change in fair value of all warrants issued with registration rights for the underlying shares decreased (increased) by approximately $532,000 and ($2,077,000), respectively and is recognized in other (expense) income.

Inventory
Inventory consists of Shugr available for retail accounts. Inventory is stated at the lower of cost or market. Costs for Shugr are determined on an average cost basis. The Company has no obsolete inventory.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005 (unaudited)

NOTE 3 - STOCK OPTIONS ISSUED TO EMPLOYEES AND DIRECTORS

At March 31, 2006, the Company had three stock-based compensation plans. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation. No stock-based employee compensation cost was recognized in the statement of operations for the three months ended March 31, 2005, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, on the first day of the Company’s fiscal year 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share Based Payments, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted and not yet vested prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Since stock-based compensation expense recognized in the statement of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, the compensation expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures to be 24% of the options issued.

The Company calculates stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. The Company’s determination of fair value of share-based payment awards are made as of their respective dates of grant using that option pricing model and is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost is recognized on a straight-line basis over the vesting period of the option.

The Company issues stock options to employees and outside directors whose only condition for vesting are continued employment or service during the related vesting period. Typically, the vesting period is one year for employee awards and one year for director awards, although awards are sometimes granted with immediate vesting.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005 (unaudited)

NOTE 3 - STOCK OPTIONS ISSUED TO EMPLOYEES AND DIRECTORS, CONTINUED

For the three months ended March 31, 2006, the Company recognized compensation cost of $399,562 as a result of the adoption of SFAS 123(R). The effect of the change in applying the original provisions of SFAS 123 resulted in lowering income from continuing operations, income before taxes, net income and basic and diluted earnings per share are as follows:
	Three Months Ended
	March 31, 2006
	SFAS 123R	APB 25
Loss before income taxes	$(1,665,445)	$(1,265,883)
Net loss available to common shareholders	$(1,758,974)	$(1,359,412)
Basic and diluted net loss per share	$(0.06)	$(0.05)

Under SFAS 123(R), the Company will continue to utilize the Black-Scholes model to estimate the fair value of options granted after January 1, 2006. The Company’s assessment of the estimated compensation charges is affected by its stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the Company’s stock price volatility and employee stock option exercise behaviors.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans for the three months ended March 31, 2005. For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black Scholes option-pricing model and amortized on a straight-line basis to expense over the options’ vesting period:

Three Months Ended March 31, 2005
Net loss available to common shareholders - as reported	$(4,294,616)
Add: Share-based employee compensation expense included
in net loss, net of related tax effects - as reported	-
Deduct: Share-based employee compensation expense determined
under fair value method, net of related tax effects - pro forma	(252,091)
Net loss - pro forma	$(4,546,707)
Basic and diluted net loss per share - as reported	$(0.21)
Basic and diluted net loss per share - pro forma	$(0.23)

Share Option Plans

The Company has in effect three share-based plans under which non-qualified and incentive stock options have been granted to employees, non-employees and board members. The Board of Directors determines eligibility, vesting schedules and exercise prices for options granted under the plans. We issue new shares to satisfy stock option exercises and stock purchases under our share-based plans. No income tax benefit was realized from activity in our share-based plans during the three months ended fiscal 2006 and 2005.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005 (unaudited)

NOTE 3 - STOCK OPTIONS ISSUED TO EMPLOYEES AND DIRECTORS, CONTINUED

A summary of the shares reserved for grant and options available for grant under each plan is as follows:

March 31, 2006
	Shares	Options
	Reserved	Available
	for Grant	for Grant
2001 Employee Stock Option Plan	-	-
2003 Stock Option, Deferred Stock and Restricted Stock Plan	-	-
2005 Stock Option, Deferred Stock and Restricted Stock Plan	-	700,000
	-	700,000

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Option awards generally have a term of 10 years and vest and become exercisable over a one to three year service period.

The fair value of each share-based award is estimated on the grant date using the Black Scholes option-pricing model. Expected volatilities are based on the historical volatility of the Company’s stock price. The expected term of options granted subsequent to the adoption of SFAS 123R is derived using the simplified method as defined in the SEC’s Staff Accounting Bulletin 107, Implementation of FASB 123R. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. The fair value of options granted was estimated using the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2006	2005
Expected term (in years)	10	6
Expected volatility	120%	129%
Risk-free interest rate	4.7%	3.3%
Dividend yield	0%	0%

A summary of option activity under the stock option plans and changes during the quarter then ended is presented below:
	March 31, 2006
		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at beginning of period	2,605,000	$0.93	6	$-
Granted	2,400,000	0.25	10	-
Cancelled/forfeited	50,000	1.00	3	-
Exercised	-	-	-	-
Outstanding at end of period	4,955,000	$0.60	8	$-
Options exercisable at end of period	4,480,000	$0.59	8	$-

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005 (unaudited)

NOTE 3 - STOCK OPTIONS ISSUED TO EMPLOYEES AND DIRECTORS, CONTINUED

A summary of the grant-date fair value and intrinsic value information is as follows:

	Three Months Ended
	March 31,
	2006	2005
Weighted-average grant-date fair value per share	$0.22	$1.31
Intrinsic value of options exercised	$-	$784,000

A summary of the activity of the Company’s non-vested shares is presented below:

		Weighted-Average		Remaining
			Remaining	Unrecognized
		Grant-Date	Months	Compensation
	Shares	Fair Value	To Vest	Cost
Non-vested outstanding at beginning of period	531,666	$0.74
Granted	-	-
Vested	56,666	0.74
Forfeited	-	-
Non-vested outstanding at end of period	475,000	$0.74	27	$350,558

In the future, the Company may elect to use different assumptions under the Black Scholes valuation model or a different valuation model, which could result in a significantly different impact on the Company’s net income or loss.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005 (unaudited)

NOTE 4 - DISCONTINUED OPERATIONS

Quality Botanical Ingredients
In October 2004, the Company discontinued the operations of its subsidiary QBI. The Company has reclassified its financial statements to segregate the liabilities of the discontinued operations.

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

It is estimated that the sale of the land and building assets, owned by a co-guarantor, will also net approximately $400,000 to be applied to the remaining Demand balance. At this time, management estimates that subsequent to the sale of the aforementioned assets approximately $1,900,000 of the original Demand will be unsatisfied and that it is probable that the Guarantors will share joint and severable liability for the remaining balance due. However, management can neither provide an accurate estimate of the Company’s pro-rata percentage of the remaining liability to be assumed nor approximate the resulting gain or loss to be realized. As such, the Company continues to account for the full balance due as of March 31, 2006 in Liabilities of discontinued operations held for sale. Management believes the Company’s continuing operations will not be adversely affected by this action.

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

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005 (unaudited)

NOTE 4 - DISCONTINUED OPERATIONS, CONTINUED

Xcel Medical Pharmacy, Continued
The following information summarizes Xcel’s results from operations for the periods ended March 31, 2005 to be approximately:

Quarter Ended March 31, 2005
Sales, net	$199,000

Cost of goods sold	87,000

Gross profit	112,000

Total selling, general and
administrative expenses	(179,000)
Loss from operations	(67,000)
Total other income (expense)	(12,000)
Loss before income taxes	(79,000)
Provision for income taxes	-
Net loss	$(79,000)

There were no operating results from discontinued operations during the period ended March 31, 2006.

The table below details the liabilities held for sale by discontinued operations as of March 31, 2006.

	QBI	Xcel	Total
Accounts payable	$1,038,317	$70,103	$1,108,420
Accrued expenses	46,684	19,423	66,107
Capital leases payable	66,564	-	66,564
Line of credit	1,789,293	-	1,789,293
Notes payable	134,624	66,147	200,771
Payroll tax liabilities	9,530	87,794	97,324
	$3,085,012	$243,467	$3,328,479

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005 (unaudited)

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of licensing agreements, formulations, patents and goodwill each with an estimated useful life of approximately 18 years, 3 years, and 18 years, respectively (goodwill is not amortized but annually assessed for impairment). The Company’s intangible assets held by continuing operations is:
	Gross Carrying Value	Accumulated Amortization	March 31, 2006
Licensing agreements (18 years)	$1,203,460	$(135,296)	$1,068,164
Formulations (3 years)	195,000	(16,250)	178,750
Goodwill (annually assessed)	669,800	-	669,800
Patents (18 years)	2,305,742	(263,763)	2,041,979
Total intangible assets	$4,374,002	$(415,309)	3,958,693

Amortization expense for intangibles from continuing operations totaled approximately $66,000 and $59,000 for the quarters ended March 31, 2006 and 2005, respectively. Amortization expense for intangible assets for the years ending December 31, 2006 through 2021 is estimated to be approximately $196,000 per year.

NOTE 6 - WARRANT LIABILITY

In conjunction with raising capital through the sale of equity, the Company has issued various warrants that have registration rights for the underlying shares. As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet and the change in fair value from December 31, 2005 to March 31, 2006 has been included in other (expense) income.

For the three months ended March 31, 2006 and 2005, the change in fair value of all warrants issued with registration rights for the underlying shares, including those warrants issued with the Series B Preferred, decreased (increased) by approximately $532,000 and ($2,077,000), respectively, and is recognized in other income (expense).

NOTE 7 - STOCKHOLDERS’ EQUITY

Amortization of Preferred Stock Discounts
During the three months ended March 31, 2006, the Company recognized approximately $183,000 of other expense attributable to the amortization of preferred stock discounts.

Preferred Stock Dividends Earned
During the three months ended March 31, 2006, holders of the Company’s preferred stock earned approximately $94,000 of dividends.

Preferred Stock Registration
During the three months ended March 31, 2006, the Company registered its Series A and Series C Preferred Stock with the Securities and Exchange Commission. Upon registration, the Company is no longer accruing additional penalties. As of March 31, 2006, the balance of accrued penalties is approximately $487,000.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005 (unaudited)

NOTE 7 - STOCKHOLDERS’ EQUITY, CONTINUED

Shares Issued to Officer
During the three months ended March 31, 2006, the Company issued 342,466 shares of its common stock to Messer Tannous to compensate for an approximate 50% decline in stock price from the date of the original grant for services.  The value of the shares totaled approximately $120,000 on the date of issuance and was determined based on the fair value of the Company’s common stock at the date of grant.

Shares Issued to Board of Director
During the three months ended March 31, 2006, the Company issued 260,274 shares of its common stock to a former officer and current member of the Board of Directors to compensate for an approximate 50% decline in stock price from the date of the original grant for additional consulting services.  The value of the shares totaled approximately $91,000 on the date of issuance and was determined based on the fair value of the Company’s common stock at the date of grant.

Shares Issued for Penalties
During the three months ended March 31, 2006, the Company issued 490,227 shares of its common stock to Series C Preferred shareholders for penalties due. The value of the shares totaled approximately $146,000, was based on the terms outlined in the stock purchase agreement and is included in selling, general and administrative expenses. The penalty payment was due as the Company did not obtain an effective registration statement in the time frame required in the agreement with the shareholders.

Shares Issued for Dividends
During the three months ended March 31, 2006, the Company issued 252,050 shares of its common stock to Series C Preferred shareholders for dividends accrued to date. The value of the shares totaled approximately $93,000, was based on the terms outlined in the stock purchase agreement.

Shares Issued upon Conversion Request
During the three months ended March 31, 2006, the Company issued 58,824 shares of its common stock to a Series A Preferred shareholders upon a request for conversion. The value of the shares totaled approximately $50,000 and was based on the terms of conversion as outlined in the Series A Preferred agreement.

Shares issued for services
During the three months ended March 31, 2006, the Company issued 1,326,693 shares of its common stock to consultants for services. The value of the shares ranged from $0.23 to $0.42, totaling approximately $442,000, and was determined based on the fair value of the company’s common stock at the date of grant.

Options Issued to Officer
During the three months ended March 31, 2006, the Company granted an option to purchase 850,000 shares at an exercise price of $0.25 to an officer for continued services. The options were valued at approximately $142,000, per SFAS 123(R), fully vested upon grant and expensed within sales, general and administrative expenses.

Options Issued to Board of Directors
During the three months ended March 31, 2006, the Company granted options to purchase 1,000,000 shares at an exercise price of $0.25, to members of the board of directors. The options were valued at approximately $216,000, per SFAS 123(R), fully vested upon grant and expensed within sales, general and administrative expenses.

Options Issued for Services
During the three months ended March 31, 2006, the Company granted options to purchase 1,400,000 shares at an exercise price of $0.25 and options to purchase 400,000 shares at $0.45 to various service providers. The options were valued at approximately $489,000, per SFAS 123(R), fully vested upon grant and expensed within sales, general and administrative expenses.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005 (unaudited)

NOTE 7 - STOCKHOLDERS’ EQUITY, CONTINUED

Options Exercised
During the three months ended March 31, 2006, the Company received $100,000 and issued 400,000 shares upon the exercise request of a holder of an option to purchase 400,000 shares at $0.25.

Amortization of Prepaid Services
During the three months ended March 31, 2006, the Company recognized approximately $275,000 of professional fees expense due to the amortization of services prepaid with options to purchase common stock.

Amortization of Prepaid Equity Line Fees
During the three months ended March 31, 2006, the Company recognized approximately $103,000 of amortization expense related to fees the Company prepaid with options to purchase common stock for its equity line.

NOTE 8 - SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no intersegment sales for the quarters ended March 31, 2006 and 2005. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items and interest income and expense.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended March 31, 2006 (in thousands):

	Corporate	Operations	Research and Development	Discontinued Operations	Consolidated
Sales, net	$-	$20	$-	$-	$20
Net loss	$(1,606)	$(27)	$(32)	$-	$(1,665)
Deprec. and amort.	$121	$16	$32	$-	$169
Interest expense, net	$183	$-	$-	$-	$183

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended March 31, 2005 (in thousands):

	Corporate	Operations	Research and Development	Discontinued Operations	Consolidated
Sales, net	$-	$-	$4	$-	$4
Net loss	$(4,130)	$-	$(30)	$(79)	$(4,239)
Deprec. and amort.	$135	$-	$32	$-	$167
Interest expense, net	$169	$-	$-	$-	$169

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005 (unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Fortress Systems, Inc.
In August 2003, QBI was served as a defendant in an action entitled Fortress Systems LLC v. AAA Health Products, Inc. (aka Quality Botanical Ingredients, Inc.), filed by the plaintiff in U.S. Bankruptcy Court for the District of Nebraska.  In this case, the plaintiff, Fortress Systems LLC, is seeking damages of approximately $402,200 resulting from products shipped by our QBI subsidiary to Fortress Systems LLC which allegedly did not meet specifications.  HESG has retrieved from the sellers from whom it purchased the QBI assets 400,000 shares of Health Sciences Group, Inc. common stock as an offset against the possibility that we might be required to pay the claim which is the basis for this suit.  As the Company has decided to shut down operations at QBI and, as Health Sciences Group, Inc. was not named a defendant in the action, the Company has ceased defending this case.  However the Company has recently received a letter from a paralegal at the office of the law firm representing the judgment creditor, copying the Company with the consent judgment of AAA Health Products, Inc. and an assignment between Fortress Systems, LLC, dba FSI Nutrition and Oakland/Red Holdings, LLC. In this letter the judgment creditor says that the Company may not have parted with reasonably equivalent value by entering into an amendment agreement with the sellers of QBI, whereunder it was agreed that the maximum number of shares the Company is required to issue to the sellers would be no more than 750,000 shares of HESG. The letter also inquires as to whom the Company paid a $50,000 loan fee in connection with the finance of the QBI acquisition and asks for a copy of the amendment of the acquisition agreement and states that failure to provide the requested information within seven days will increase the judgment creditor’s concerns. As the amendment requested is a matter of public record, the Company does not see any reason to refrain from responding to the request unless it comes to the conclusion that this letter is a fishing expedition.

Claim of Wrongful Termination
In November 2004, an attorney for Jacob Engel, wrote a letter to the Company alleging that Health Sciences Group, Inc. failed to pay Mr. Engel his salary since January 1, 2004 at the rate of $150,000 per annum and wrongfully terminated his participation in the Company’s health insurance coverage leaving him uninsured for three months during which he incurred medical expenses which would have been covered and compelling his acceptance, with a reservation of rights of COBRA coverage for which he has been obliged to pay premiums since September 2004. The letter stated that in the event cure is not fully effected by December 5, 2004, Mr. Engel will terminate his Employment Agreement for Good Reason pursuant to the Employment Agreement. The letter further stated that unless the defaults are fully cured prior to December 5, 2004, in addition to all unpaid base salary since January 1, 2004 through the date of termination and the reimbursement of COBRA payments made by Mr. Engel, the Company will be obligated to pay Mr. Engel one year of his base salary and all accrued vacation pay and to restore Mr. Engel to coverage under the health insurance plan. The letter further stated that in addition, Mr. Engel is entitled to have his rights in his stock options until December 5, 2005 and that Mr. Engel is owed $18,000 for legal expenses; has a claim for breach of the agreement between him and the Company by which he agreed to accept shares of the Company’s stock in lieu of $100,000 of his 2003 salary and has a claim for the automobile allowance of $350 per month which the Company agreed to provide him. There have been no further developments related to this matter through May 15, 2006. The Company does not agree with the allegations made and is prepared to vigorously assert its position.

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

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005 (unaudited)

NOTE 11 - SUBSEQUENT EVENTS

Shares issued for services
Subsequent to March 31, 2006, the Company issued 775,898 shares of its common stock to consultants for services. The value of the shares ranged from $0.22 to $0.27, totaling approximately $195,000, and was determined based on the fair value of the Company’s common stock at the dates of grant.

Cancellation of Shares Issued for Services
In April 2006, an agreement between the Company, as the employer, and the holder, as the employee, canceled 433,333 shares of common stock based upon performance criteria. The Company recognized a reduction of paid-in-capital of approximately $121,000 based upon the fair market value of the Company’s common stock on the date of cancellation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes herein. The financial information presented is for the quarters ended March 31, 2006 and March 31, 2005.

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

We identify, develop and commercialize products and functional food ingredients derived from natural sources to provide consumers and health professionals with preventive healthcare alternatives. We plan to leverage the exclusive and proprietary benefits of our internally developed and patented products and recently acquired licenses to increase sales through national and international channels as we endeavor to maximize our earnings potential. We envision building Health Sciences, Swiss DietTM and Swiss ResearchTM into leading brands while offering new and innovative products and functional ingredients that promote a positive health benefit for a wide variety of consumer needs.

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
•    Mail order; and
•    The Internet.

We plan to build the Health Sciences, Swiss DietTM and Swiss ResearchTM brand name within multiple channels of distribution in order to develop increased brand awareness and strong brand recognition among consumers seeking products with a reputation for high quality and efficacious results. We plan to position our products within the specialty retail and direct-to-consumer distribution channel as high quality products using proprietary, pharmaceutical grade ingredients supported by clinical data which presents a positive health benefit. Our marketing strategy has the following components:

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

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our condensed consolidated financial statements, which have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to provisions for uncollectible accounts, inventories, goodwill, intangible assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Warrant Liability. In conjunction with raising capital through the sale of equity, the Company has issued various warrants that have registration rights for the underlying shares. As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the fair value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet and the change in fair value from December 31, 2005 to March 31, 2006, has been included in other (expense) income.

Results of Operations for the Three Months Ended March 31, 2006 and 2005

Effective October 2004 and May 2005 the Company discontinued operations of its wholly owned subsidiaries Quality Botanical Ingredients, Inc and Xcel Medical Pharmacy, Inc., respectively. Results described herein reflect the consolidated operations of the Company and its two wholly-owned subsidiaries with continuing operations, Swiss Research, Inc. and BioSelect Innovations, Inc. for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

Selected Statement of Operations Information

	Three Months Ended March 31
	2006	2005
Net sales	$20,372	$4,369
Gross profit	$5,349	$3,459
Net loss	$(1,665,445)	$(4,238,851)
Net loss attributable to
common shareholders	$(1,758,974)	$(4,294,616)
Net loss per share available
to common shareholders	$(0.06)	$(0.21)

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

Net Sales. Our consolidated net sales for the three months ended March 31, 2006 and 2005 are as follows:

Our consolidated net sales from continuing operations for the three months ended March 31, 2006 and 2005 totaled approximately $20,000 and $4,000, respectively. The revenues for each period are generated from the sales of two distinct product lines. In 2005, BioSelect completed its final transaction of offering topically applied base creams wholesale to distributors that sold the product to individual pharmacies. The Company discontinued base cream sales in January 2005. All revenues in 2006 are from Shugr, via the acquisition of Swiss Research.

Cost of Goods Sold Cost of goods sold for the three months ended March 31, 2006 and 2005 totaled approximately $15,000 and $1,000, or 74% and 21% of net sales, respectively. This resulted in gross profits totaling approximately $5,000 and $3,000, or 26% and 79% of net sales for the three months ended March 31, 2006 and 2005, respectively. The variance in year over year cost of goods sold is attributable to selling two different products, base creams and Shugr, each exclusively sold in only one period.

Cost of goods sold for the three months ended March 31, 2006 and 2005 is as follows:

	Three Months Ended March 31,
	2006		2005
	Amount	% Sales	Amount	% Sales
Cost of goods sold	15,023	74%	910	21%

Gross profit	$5,349	26%	$3,459	79%

Selling, General and Administrative. Total consolidated operating expenses from continuing operations for the three months ended March 31, 2006 and 2005 totaled approximately $2,020,000 or 9,917% of net sales, and approximately $1,917,000 or 43,883% of net sales, respectively. Our operating expenses include the following amounts:

	Three Months Ended March 31,
	2006		2005
Expense	$ Amount	% Sales	$ Amount	% Sales
Advertising and marketing	$-	0%	$898,184	20,558%
Salary expenses	$241,848	1,187%$	113,942	2,608%
Option expense per SFAS 123(R)	$399,562	1,961%	$-	0%
Professional, legal
and accounting fees	$1,079,611	5,299%	$493,843	11,303%
Depreciation and amortization	$168,734	828%	$167,220	3,827%
Penalties	$40,000	196%	$141,300	3,234%
Other selling, general and
administrative expenses	$90,602	445%	$102,770	2,352%
	$2,020,357	9,917%	$1,917,259	43,883%

Advertising and marketing expenses in 2005 were attributable to expenditures promoting the Company’s new products Shugr and Sequesterol as well as the commencement of a national corporate awareness campaign.

For the three months ended March 31, 2006, the Company recognized non-cash compensation cost of approximately $400,000 as a result of the adoption of SFAS 123(R). Under SFAS 123(R), the Company will continue to utilize the Black-Scholes model to estimate the fair value of options granted after January 1, 2006. The Company’s assessment of the estimated compensation charges is affected by its stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the Company’s stock price volatility and employee stock option exercise behaviors.

Professional, legal and accounting fees include cash and non-cash consideration paid to consultants for services including business development, financial communication programs, and fees paid for accounting and legal services. Approximately $1,022,000 and $408,000 or 95% and 84% of the total expense for the three months ended March 31, 2006 and 2005 respectively were non-cash expenses paid with the Company’s common stock or options and warrants to purchase shares of the Company’s common stock.

Penalties are due to the holders of the Company’s Convertible Preferred Stock for damages pursuant to the filing of registration statements for the shares underlying the offering. Approximately all of the total expense for the three months ended March 31, 2006 and 2005 respectively are non-cash expenses that will be paid with the Company’s common stock or options and warrants to purchase shares of the Company’s common stock.

Other selling, general and administrative expenses include such items as automobile expenses, delivery and freight costs, office supplies and services, rent, travel, and utilities.

Other expenses. Interest expense totaled approximately $183,000 and $169,000 for the three months ended March 31, 2006 and 2005, respectively and includes interest paid on lines of credit, notes payable and amortization of discount on the sale of convertible debentures and the issuance of convertible preferred stock. Amortization of discounts on debentures and preferred stock represent the interest cost associated with issuing the convertible debentures and preferred stock with warrants totaled approximately $183,000 and $155,000 for the three months ended March 31, 2006 and 2005, respectively, and are non-cash expenditures.

The change in fair value of warrant liability for the three months ended March 31, 2006 and 2005, respectively, totaled approximately $532,000 and ($2,077,000), and represents the change in fair value of warrants issued with registration rights to various professionals and the purchasers of our common and preferred stock.

Net Loss. Net loss for the three months ended March 31, 2006 and 2005 totaled approximately $1,665,000 and approximately $4,239,000 of net sales, respectively. Net loss per share of common stock was ($0.06) and ($0.21) and for the three months ended March 31, 2006 and 2005, respectively. Net loss from continuing operations for the three months ended March 31, 2006 and 2005 for the subsidiary company operations totaled approximately ($59,000) and ($30,000), respectively. Net loss from discontinued operations for the three months ended March 31, 2006 and 2005 for the subsidiary company operations totaled approximately $0 and ($79,000) or 0% and (1,807%) of net sales, respectively. There can be no assurance that we will ever achieve profitability or that a stream of revenue can be generated and sustained in the future.

Capital Resources and Liquidity

Assets. Our current assets totaled approximately $123,000 at March 31, 2006. Total assets were approximately $4,082,000 at March 31, 2006. At March 31, 2006, assets consisted primarily of inventory of $76,000, net intangibles totaling $3,959,000, net accounts receivable totaling $6,000, and cash on hand of $30,000, all approximate.

Liabilities and Working Capital. Our current liabilities totaled approximately $4,847,000 at March 31, 2006. This resulted in a working capital deficit totaling approximately $4,724,000 at March 31, 2006. Total liabilities were approximately $8,485,000 at March 31, 2006. At March 31, 2006 liabilities consisted primarily of accounts payable and accrued expenses totaling approximately $958,000. Notes payable totaled approximately $30,000 at March 31, 2006. Warrant liability totaled approximately $679,000 at March 31, 2006. Liabilities of discontinued operations held for sale totaled approximately $3,328,000 at March 31, 2006.

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

Cash Requirements and Additional Funding

We generated financial growth primarily through cash flows provided by financing activities. Cash flows provided by financing activities totaled approximately $110,000 and $3,059,000 for the three months ended March 31, 2006 and 2005, respectively. Funds totaling approximately $100,000 were received during the three months ended March 31, 2006 and derived from the exercise of options. In 2005, funds totaling approximately $2,820,000 were received from the issuance of Series C Preferred Stock; funds totaling approximately $240,000 were received form the sale of common stock; funds totaling approximately $512,500 were received from the exercise of options and warrants. For the three months ended March 31, 2006, we used cash flows for operations totaling approximately $101,000 as compared to the three months ended March 31, 2005, we used cash flows for operations totaling approximately $1,406,000. Cash flows provided by investing activities were approximately $0 for the three months ended March 31, 2006 versus $200,000 for the three months ended March 31, 2005.

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

As of March 31, 2006, our principal commitments consisted of agreements with various consultants who will provide with business development, public and financial relations, and raising additional debt or equity financing in exchange for stock of the Company or a portion of proceeds from the sale of stock.

Subsequent Events

In April 2006, the Company launched its next product, Sequesterol Advanced Cardio Formula, and the website http://www.Sequesterol.com . Sequesterol contains a proprietary blend of clinically-studied ingredients selected by a leading medical professional for their unique ability to maintain cardiovascular health and a free-flowing circulatory system. Sequesterol Advance Cardio Formula contains a proprietary blend of natural ingredients formulated to take a multi-faceted approach to maintain and support ones coronary vascular system. This combination includes: cassia nomame, a natural fat-blocking lipase inhibitor; octacosanol, a natural phytochemical and a major constituent of policosanol; and omega-3 fatty acids, which have been found to be helpful in reducing the risk of coronary artery disease. Sequesterol combines the benefits of these powerful nutrients with heart-healthy vitamins to produce our advanced cardio formula.

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

PART II. Other Information

Item 1. Legal Proceedings - None.

Item 2. Changes in Securities

All offers and sales of our securities described below were made pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulated thereunder.

(1)
In February 2006, the Company issued 27,243 restricted shares of its common stock to Series C Preferred shareholders for penalties due. The value of the shares totaled approximately $11,000, was based on the terms outlined in the stock purchase agreement and is included in selling, general and administrative expenses. The penalty payment was due as the Company did not obtain an effective registration statement in the time frame required in the agreement with the shareholders.

(2)
In February 2006, the Company issued 87,185 restricted shares of its common stock to Series C Preferred shareholders for penalties due. The value of the shares totaled approximately $24,000, was based on the terms outlined in the stock purchase agreement and is included in selling, general and administrative expenses. The penalty payment was due as the Company did not obtain an effective registration statement in the time frame required in the agreement with the shareholders.

(3)
In February 2006, the Company issued 375,799 restricted shares of its common stock to Series C Preferred shareholders for penalties due. The value of the shares totaled approximately $112,000, was based on the terms outlined in the stock purchase agreement and is included in selling, general and administrative expenses. The penalty payment was due as the Company did not obtain an effective registration statement in the time frame required in the agreement with the shareholders.

(4)
In February 2006, the Company issued 8,420 restricted shares of its common stock to Series C Preferred shareholders for dividends accrued to date. The value of the shares totaled approximately $3,000, was based on the terms outlined in the stock purchase agreement.

(5)
In February 2006, the Company issued 30,678 restricted shares of its common stock to Series C Preferred shareholders for dividends accrued to date. The value of the shares totaled approximately $15,000, was based on the terms outlined in the stock purchase agreement.

(6)
In February 2006, the Company issued 212,952 restricted shares of its common stock to Series C Preferred shareholders for dividends accrued to date. The value of the shares totaled approximately $75,000, was based on the terms outlined in the stock purchase agreement.

(7)
In February 2006, the Company issued 19,982 restricted shares of its common stock to a legal firm for services.  The value of the shares totaled approximately $5,000 on the date of issuance and was determined based on the fair value of the company’s common stock at the date of grant.

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

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the issuer has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized this 21th day of May 2006.

HEALTH SCIENCES GROUP, INC.

By:	/s/ Fred E. Tannous

Fred E. Tannous Chief Executive Officer, Principal Financial Officer and Co-Chairman