Form 10QSB
period 2006-06-30
HEALTH SCIENCES GROUP INC
filed 2006-08-21
CIK 1127696

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal quarter ended June 30, 2006

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
None

Common Stock, $0.001 Par Value
(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

Indicate by a checkmark whether the registrant is a shell company   Yes ☐   No ☒

As of July 31, 2006, there were outstanding 1,350,169 shares of Series A convertible preferred stock, 264,708, on an as if converted basis, of Series B convertible preferred stock, 2,813,748, on an as if converted basis, shares of Series C convertible preferred stock ,and 38,842,056 of the issuer’s common stock, all at a $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

Health Sciences Group, Inc. and Subsidiaries

Health Sciences Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2006 (unaudited)

June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$6,593
Accounts receivable	4,186
Inventory	71,393
Prepaid expenses	11,719

Total current assets	93,891

Intangible assets, net of accumulated amortization	3,693,885

$3,787,776

LIABILITIES
Current liabilities:
Accounts payable	$250,036
Accrued expenses	212,257
Accrued penalties	520,000
Convertible debentures payable	315,000
Loans payable, stockholders	50,000
Dividends payable	304,726

Liabilities of discontinued operations held for sale	3,327,812

Total current liabilities	4,979,831

Warrant liability	208,796
Series A convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 1,350,169 shares issued and outstanding	1,147,640
Series B convertible preferred stock, net of unamortized discount of $98,023; $0.001 par value, 130 shares authorized, 9 shares issued and outstanding, 264,708 shares, on an as-if-converted basis	126,978

Series C convertible preferred stock, net of unamortized discount of $1,354,519; $0.001 par value, 5,000 shares authorized, 3,166 shares issued and outstanding, 2,877,894 shares, on an as-if-converted basis	1,811,481

Total liabilities	8,274,726

The accompanying notes are an integral part of these condensed consolidated financial statements

Health Sciences Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
June 30, 2006 (unaudited)

June 30, 2006
STOCKHOLDERS’ DEFICIT

Stockholders’ deficit:
Common stock; $0.001 par value, 80,000,000 shares authorized, 36,813,747 shares issued and outstanding at June 30, 2006	36,818
Additional paid-in capital	26,985,449
Accumulated deficit	(31,509,217)

Total stockholders’ deficit	(4,486,950)

$3,787,776

The accompanying notes are an integral part of these condensed consolidated financial statements

Health Sciences Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters and Six Months Ended June 30, 2006 and 2005 (unaudited)

	Fiscal Quarter	Fiscal Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Sales, net	$7,608	$-	$27,979	$4,369

Cost of goods sold	5,544	-	20,566	910

Gross profit	2,064	-	7,413	3,459

Selling, general and administrative expenses:

Advertising and marketing expenses	128,412	345,712	128,412	1,263,896
Salary expenses	(143,945)	123,048	97,861	236,990
Option expense under SFAS 123R	167,870	-	567,432	-
Professional, legal and accounting expenses	923,420	659,305	2,003,032	1,133,147
Depreciation and amortization	166,216	180,135	334,950	347,356
Penalties	-	228,620	40,000	369,920
Other selling, general and administrative expenses	261,957	123,427	352,600	226,197

Total selling, general and administrative expenses	1,503,930	1,660,247	3,524,287	3,577,506

Loss from operations	1,501,866	1,660,247	3,516,874	3,574,047

Other income (expense):
Interest expense, net	(136,433)	(453,937)	(318,983)	(622,690)
Change in fair value of warrant liability	470,348	2,723,484	1,002,461	646,135

Total other income (expense)	333,915	2,269,547	683,478	23,445

Income (loss) from continuing operations before income taxes	(1,167,951)	609,300	(2,833,396)	(3,550,602)

Provision for income taxes	-	-	-	-

Income (loss) from continuing operations	(1,167,951)	609,300	(2,833,396)	(3,550,602)

Loss from discontinued operations	-	(82,096)	-	(161,045)

Net income (loss)	(1,167,951)	527,204	(2,833,396)	(3,711,647)

Health Sciences Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
For the Quarters and Six Months Ended June 30, 2006 and 2005 (unaudited)

	Fiscal Quarter	Fiscal Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Preferred dividends	89,396	282,847	182,925	282,847

Net income (loss) attributable to common shareholders	$(1,257,347)	$244,357	$(3,016,321)	$(3,994,494)

Basic earnings per share
Continuing operations	$(0.04)	$0.01	$(0.10)	$(0.18)
Discontinued operations	-	-	-	(0.01)
Total basic earnings per share	$(0.04)	$0.01	$(0.10)	$(0.19)

Diluted earnings per share
Continuing operations	$(0.04)	$0.01	$(0.10)	$(0.18)
Discontinued operations	-	-	-	(0.01)
Total diluted earnings per share	$(0.04)	$0.01	$(0.10)	$(0.19)

Weighted average common shares outstanding - basic	33,224,283	23,045,477	30,598,662	21,519,755

Weighted average common shares outstanding - diluted	33,224,283	38,626,695	30,598,662	21,519,755

Health Sciences Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at January 1, 2006	28,275,820	$28,279	$23,736,415	$(28,675,821)	$(4,911,127)

Amortization of options and warrants granted in advance of services	-	-	550,476	-	550,476

Amortization of options and warrants granted with equity line	-	-	206,232	-	206,232

Cancellation of common stock	(433,333)	(434)	(363,566)	-	(364,000)

Conversion of preferred stock	58,824	59	49,941	-	50,000

Dividends earned	-	-	(182,925)	-	(182,925)

Dividends paid with common stock	252,050	253	92,930	-	93,183

Grants of options and warrants to non-employees for services	-	-	447,261	-	447,261

Issuance of stock for penalties accrued	490,227	491	145,365	-	145,856

Issuance of stock for services	5,754,443	5,754	1,199,241	-	1,204,995

Issuance of stock for accounts payable and accrued expenses	2,015,716	2,016	437,047	-	439,063

Employee options expensed per SFAS 123(R)	-	-	567,432	-	567,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

Health Sciences Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (CONTINUED)

		Additional		Total
Common stock		Paid-in	Accumulated	Stockholders'
Shares	Amount	Capital	Deficit	Deficit
Options and warrants exercised	400,000	400	99,600	-	100,000

Net loss	-	-	-	(2,833,396)	(2,833,396)

Balance at June 30, 2006	36,813,747	$36,818	$26,985,449	$(31,509,217)	$(4,486,950)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Health Sciences Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005 (unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows used in operating activities:
Net loss	$(2,833,396)	$(3,711,647)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	294,898	347,356
Amortization of discount on debentures	-	53,332
Amortization of discount on preferred stock issued	309,533	528,683
Amortization of common stock issued in advance of services	-	208,330
Amortization of options and warrants granted in advance of services	550,476	28,734
Provision for bad debts	-	6,993
Change in fair value of warrant liability	(1,002,461)	(646,135)
Options expensed per SFAS 123R	567,432	-
License agreement forfeiture	241,760	-
Cancellation of common stock	(364,000)	-
Grants of common stock options for services rendered	447,261	107,977
Issuance of common stock to preferred shareholders for penalties	145,856	-
Issuance of common stock for services rendered	1,204,995	434,091

Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	3,110	-
Inventory	19,986	-
Prepaid acquisition costs	-	(230,339)
Prepaid expenses	(653)	(45)
Assets of discontinued operations held for sale for collection of accounts receivable and sale of inventory	-	452,650

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	272,176	267,768
Delinquent payroll tax liability	-	(205,133)
Liabilities of discontinued operations held for sale for payments made on accounts payable, accrued expenses, notes payable, and lines of credit	(1,636)	(504,755)

Net cash used in operating activities	(144,663)	(2,862,140)

Cash flows provided by investing activities:
Cash acquired through acquisition of Open Cell Biotechnologies	-	200,000

Net cash provided by investing activities	-	200,000

The accompanying notes are an integral part of the consolidated financial statements.

Health Sciences Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Six Months Ended June 30, 2006 and 2005 (unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows provided by financing activities:
Proceeds from the issuance of common stock, net offering costs of $10,000	-	240,000
Proceeds from the issuance of preferred stock, net offering costs of $345,608	-	2,820,392
Proceeds from loans payable, stockholders	30,000	(55,000)
Proceeds from the exercise of warrants and options	100,000	762,500
Payments of assets of discontinued operations for notes payable, lines of credit, and leases	-	-

Net cash provided by financing activities	130,000	3,767,892

Net increase in cash and cash equivalents	(14,663)	1,105,752
Cash and cash equivalents, beginning of period	21,256	240,532

Cash and cash equivalents, end of period	$6,593	$1,346,284

Supplemental disclosure of cash flow information:
Interest paid	$-	$265
Taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Value of common stock issued to acquire Open Cell Biotechnologies	$-	$954,500
Value of common stock issued upon conversion of Series A Preferred	$50,000	$590,060
Value of common stock issued upon conversion of Series B Preferred	$-	$350,000
Value of warrants issued for equity line commitment fee	$-	$209,691
Dividends earned	$182,925	$153,219
Debentures converted into common stock	$-	$345,000
Issuance of common stock to preferred shareholders for dividends	$93,183	$170,500
Issuance of common stock for accrued expenses	$439,063	$686,889
Issuance of common stock for accrued penalties	$145,856	$360,000

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Swiss Research, BioSelect, Xcel and QBI. The liabilities and results of operations attributable to both Xcel and QBI are listed as liabilities of discontinued operations held for sale, and discontinued operations. All material inter-company accounts have been eliminated in consolidation.

Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared by Health Sciences Group, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods. Certain information and footnote disclosures normally present in condensed consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006. These condensed consolidated financial statements and the notes hereto should be read in conjunction with the Company's consolidated audited financial statements and related footnotes for the year ended December 31, 2005 included in the Company's annual report on Form 10-KSB which was filed April 17, 2006.

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

During 2006, management plans to take, or has taken, the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

•	The Company has raised $100,000 from the exercise of options and warrants and management anticipates raising additional equity funds that will be used to fund any capital shortfalls.
•
The Company executed a distribution agreement with DNP International (“DNP”) to sell Shugr; the Company’s zero-calorie, diabetic safe sweetener that tastes and bakes like cane sugar. Per the agreement, DNP is subject to a minimum sales requirement targeting $1.0 million in 2006, $4.0 million in 2007, and $5.5 million in 2008.

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

Reclassification
Certain amounts from the six months ended June 30, 2005 have been reclassified to correspond to the presentation of six months ended June 30, 2006.

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

Warrant Liability
In conjunction with raising capital through the sale of equity, the Company has issued various warrants that have registration rights for the underlying shares. As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the fair value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet and the change in fair value from December 31, 2005 to June 30, 2006 has been included in other (expense) income.

For the six months ended June 30, 2006 and 2005 the change in fair value of all warrants issued with registration rights for the underlying shares decreased by approximately $1,002,000 and $646,000, respectively and is recognized in other income (expense).

Inventory
Inventory consists of Shugr, available for retail accounts, and Sequesterol, to be sold via a direct marketing campaign. Inventory is stated at the lower of cost or market. Costs for Shugr are determined on an average cost basis. The Company has no obsolete inventory.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - STOCK OPTIONS ISSUED TO EMPLOYEES AND DIRECTORS

At June 30, 2006, the Company had four stock-based compensation plans. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation. No stock-based employee compensation cost was recognized in the statement of operations for the six months ended June 30, 2005, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, on the first day of the Company’s fiscal year 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share Based Payment, using the modified-prospective transition method. Under this transition method, compensation expense recognized in the six months ended June 30, 2006 includes: (a) compensation expense for all share-based payments granted and not yet vested prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Since stock-based compensation expense recognized in the statement of operations for the six months ended June 30, 2006 is based on awards ultimately expected to vest, the compensation expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures to be 10% of the options issued.

The Company calculates stock-based compensation expense by estimating the fair value of each option using the Black-Scholes option pricing model. The Company’s determination of fair value of share-based payment awards are made as of their respective dates of grant using that option pricing model and is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation expense is recognized on a straight-line basis over the vesting period of the option.

The Company grants stock options to employees and outside directors whose only condition for vesting are continued employment or service during the related vesting period. Typically, the vesting period is one to three years for employee awards and one year for director awards, although awards are sometimes granted with immediate vesting.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - STOCK OPTIONS ISSUED TO EMPLOYEES AND DIRECTORS, CONTINUED

For the six months ended June 30, 2006, the Company recognized compensation cost of $567,432 as a result of the adoption of SFAS 123(R). The effect of the change in applying the original provisions of SFAS 123 resulted in lowering loss from continuing operations, loss before taxes, net income and basic and diluted earnings per share are as follows:
	Six Months Ended
	June 30, 2006
	SFAS 123R	APB 25
Loss before income taxes	$(2,833,396)	$(2,265,964)
Net loss available to common shareholders	$(3,016,321)	$(2,448,889)
Basic and diluted net loss per share	$(0.10)	$(0.08)

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

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans for the three and six months ended June 30, 2005. For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black Scholes option-pricing model and amortized on a straight-line basis to expense over the options’ vesting period:

Three Months Ended
June 30,
2005

Net income available to common shareholders - as reported	$244,357
Add: Share-based employee compensation expense included in net loss, net of related tax effects - as reported	-
Deduct: Share-based employee compensation expense determined under fair value method, net of related tax effects - pro forma	(179,123)
Net income - pro forma	$65,234
Basic and diluted net loss per share - as reported	$(0.01)
Basic and diluted net loss per share - pro forma	$(0.00)

Six Months Ended
June 30,
2005

Net loss available to common shareholders - as reported	$(3,994,494)
Add: Share-based employee compensation expense included in net loss, net of related tax effects - as reported	-
Deduct: Share-based employee compensation expense determined under fair value method, net of related tax effects - pro forma	(582,390)
Net loss - pro forma	$(4,576,884)
Basic and diluted net loss per share - as reported	$(0.19)
Basic and diluted net loss per share - pro forma	$(0.21)

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - STOCK OPTIONS ISSUED TO EMPLOYEES AND DIRECTORS, CONTINUED

Share Option Plans

The Company has in effect four share-based plans under which non-qualified and incentive stock options have been granted to employees, non-employees and board members. The Board of Directors determines eligibility, vesting schedules and exercise prices for options granted under the plans. We issue new shares to satisfy stock option exercises and stock purchases under our share-based plans. No income tax benefit was realized from activity in our share-based plans during the six months ended fiscal 2006 and 2005.

A summary of the shares reserved for grant and options available for grant under each plan is as follows:

	June 30, 2006
	Shares	Options
	Reserved	Available
	for Grant	for Grant
2001 Employee Stock Option Plan	-	-
2003 Stock Option, Deferred Stock and Restricted Stock Plan	-	-
2005 Stock Option, Deferred Stock and Restricted Stock Plan	-	700,000
2006 Stock Option, Deferred Stock and Restricted Stock Plan	-	9,600,000
	-	10,300,000

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

	Six Months Ended
	June 30,
	2006	2005
Expected term (in years)	10	10
Expected volatility	120%	123%
Risk-free interest rate	4.7%	4.2%
Dividend yield	0%	0%

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - STOCK OPTIONS ISSUED TO EMPLOYEES AND DIRECTORS, CONTINUED

A summary of option activity under the stock option plans and changes during the six months then ended is presented below:

	June 30, 2006
		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at beginning of period	2,605,000	$0.93	6	$-
Granted	2,400,000	0.25	10	-
Cancelled/forfeited	575,000	1.23	-	-
Exercised	-	-	-	-
Outstanding at end of period	4,430,000	$0.52	9	$-
Options exercisable at end of period	4,097,000	$0.51	9	$-

A summary of the grant-date fair value and intrinsic value information is as follows:

	Six Months Ended
	June 30,
	2006	2005
Weighted-average grant-date fair value per share	$0.72	$0.75
Intrinsic value of options exercised	$-	$740,000

A summary of the activity of the Company’s non-vested shares is presented below:

		Weighted-Average		Remaining
			Remaining	Unrecognized
		Grant-Date	Months	Compensation
	Shares	Fair Value	To Vest	Cost
Non-vested outstanding at beginning of period	531,666	$0.74
Granted	-	-
Vested	198,666	0.74
Forfeited	-	-
Non-vested outstanding at end of period	333,000	$0.74	24	$245,760

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

It is estimated that the sale of the land and building assets, owned by a co-guarantor, will also net approximately $400,000 to be applied to the remaining Demand balance. At this time, management estimates that subsequent to the sale of the aforementioned assets approximately $1,900,000 of the original Demand will be unsatisfied and that it is probable that the Guarantors will share joint and severable liability for the remaining balance due. However, management can neither provide an accurate estimate of the Company’s pro-rata percentage of the remaining liability to be assumed nor approximate the resulting gain or loss to be realized. As such, the Company continues to account for the full balance due as of June 30, 2006 in liabilities of discontinued operations held for sale. Management believes the Company’s continuing operations will not be adversely affected by this action.

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

NOTE 4 - DISCONTINUED OPERATIONS, CONTINUED

Xcel Medical Pharmacy, Continued
The following information summarizes Xcel’s results from operations for the periods ended June 30, 2005 to be approximately:

	Quarter Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Sales, net	$-	$199,000

Cost of goods sold	-	87,000

Gross profit	-	112,000

Total selling, general and administrative expenses	(82,000)	(273,000)

Loss from operations	(82,000)	(161,000)

Total other income (expense)	-	-

Loss before income taxes	(82,000)	(161,000)

Provision for income taxes	-	-

Net loss	$(82,000)	$(161,000)

There were no operating results from discontinued operations during the period ended June 30, 2006.

The table below details the liabilities held for sale by discontinued operations as of June 30, 2006.

	QBI	Xcel	Total
Accounts payable	$1,038,317	$70,103	$1,108,420
Accrued expenses	46,684	18,756	65,440
Capital leases payable	66,564	-	66,564
Line of credit	1,789,293	-	1,789,293
Notes payable	134,624	66,147	200,771
Payroll tax liabilities	9,530	87,794	97,324
	$3,085,012	$242,800	$3,327,812

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of licensing agreements, formulations, patents and goodwill each with an estimated useful life of approximately 18 years, 3 years, and 18 years, respectively (goodwill is not amortized but is assessed, at least annually, for impairment). The Company’s intangible assets held by continuing operations is:

	Gross	Accumulated	June 30,
	Carrying Value	Amortization	2006
Licensing agreements (18 years)	$961,700	$(110,054)	$851,646
Formulations (3 years)	195,000	(32,500)	162,500
Goodwill (annually assessed)	669,800	-	669,800
Patents (18 years)	2,305,742	(295,803)	2,009,939
Total intangible assets	$4,132,242	$(438,357)	$3,693,885

During the three months ended June 30, 2006, the Company forfeited its right to develop a licensing agreement for Apple Peel Technologies. As such, the remaining value of approximately $202,000 was expensed within other selling, general and administrative expenses and removed from the Company’s intangible asset portfolio.

Amortization expense for intangibles from continuing operations totaled approximately $89,000 and $122,000 for the six months ended June 30, 2006 and 2005, respectively. Amortization expense for intangible assets for the years ending December 31, 2006 through 2021 is estimated to be approximately $250,000 per year.

NOTE 6 - STOCKHOLDERS’ EQUITY

Amortization of Preferred Stock Discounts
During the six months ended June 30, 2006, the Company recognized approximately $310,000 of other expense attributable to the amortization of preferred stock discounts.

Preferred Stock Dividends Earned
During the six months ended June 30, 2006, holders of the Company’s preferred stock earned approximately $183,000 of dividends.

Preferred Stock Registration
During the quarter ended March 31, 2006, the Company registered its Series A and Series C Preferred Stock with the Securities and Exchange Commission. Upon registration the Company is no longer accruing additional penalties. As of June 30, 2006 the balance of accrued penalties is approximately $520,000.

Shares Issued to Officer
During the three months ended March 31, 2006, at the discretion of the Board of Directors, the Company issued 342,466 shares of its common stock to Messer Tannous to compensate for an approximate 50% decline in stock price from the date of the original grant for services.  The value of the shares totaled approximately $120,000 on the date of issuance and was determined based on the fair value of the Company’s common stock at the date of grant. The Company recognized this expense in general and administrative expenses within the accompanying statement of operations.

During the three months ended June 30, 2006, at the discretion of the Board of Directors, the Company issued 540,155 shares of its common stock to Messer Tannous to compensate for an approximate 50% decline in stock price from the date of the original grant for services.  The value of the shares totaled approximately $94,000 on the date of issuance and was determined based on the fair value of the Company’s common stock at the date of grant. The Company recognized this expense in general and administrative expenses within the accompanying statement of operations.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCKHOLDERS’ EQUITY, CONTINUED

Shares Issued to Board of Director
During the three months ended March 31, 2006, at the discretion of the Board of Directors, the Company issued 260,274 shares of its common stock to a former officer and current member of the Board of Directors to compensate for an approximate 50% decline in stock price from the date of the original grant for additional consulting services.  The value of the shares totaled approximately $91,000 on the date of issuance and was determined based on the fair value of the Company’s common stock at the date of grant. The Company recognized this expense in general and administrative expenses within the accompanying statement of operations.

During the three months ended June 30, 2006, at the discretion of the Board of Directors, the Company issued 424,067 shares of its common stock to a former officer and current member of the Board of Directors to compensate for an approximate 50% decline in stock price from the date of the original grant for additional consulting services.  The value of the shares totaled approximately $73,000 on the date of issuance and was determined based on the fair value of the Company’s common stock at the date of grant. The Company recognized this expense in general and administrative expenses within the accompanying statement of operations.

Shares Issued for Penalties
During the three months ended March 31, 2006, the Company issued 490,227 shares of its common stock to Series C Preferred shareholders for penalties due. The value of the shares totaled approximately $146,000, was based on the terms outlined in the stock purchase agreement and is included in general and administrative expenses. The penalty payment was due as the Company did not obtain an effective registration statement in the time frame required in the agreement with the shareholders. The requisite registration statement was declared effective in February of 2006, effectively limiting the Company’s future penalty expense.

During the three months ended June 30, 2006, the Company did not issue any shares of its common stock for penalties due.

Shares Issued for Dividends
During the three months ended March 31, 2006, the Company issued 252,050 shares of its common stock to Series C Preferred shareholders for dividends accrued to date. The value of the shares totaled approximately $93,000, was based on the terms outlined in the stock purchase agreement.

During the three months ended June 30, 2006, the Company did not issue any shares of its common stock for dividends due.

Shares Issued upon Conversion Request
During the three months ended March 31, 2006, the Company issued 58,824 shares of its common stock to a Series A Preferred shareholders upon a request for conversion. The value of the shares totaled approximately $50,000 and was based on the terms of conversion as outlined in the Series A Preferred agreement.

During the three months ended June 30, 2006, the Company did not issue any shares of its common stock for conversions of preferred stock.

Shares issued for services
During the three months ended March 31, 2006, the Company issued 1,326,693 shares of its common stock to consultants for services. The value of the shares ranged from $0.23 to $0.42, totaling approximately $442,000, and was determined based on the fair value of the Company’s common stock at the date of grant. The Company recognized this expense in general and administrative expenses within the accompanying statement of operations.

During the three months ended June 30, 2006, the Company issued 4,876,504 shares of its common stock to consultants for services. The value of the shares ranged from $0.12 to $0.27, totaling approximately $825,000, and was determined based on the fair value of the Company’s common stock at the date of grant. The Company recognized this expense in general and administrative expenses within the accompanying statement of operations.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCKHOLDERS’ EQUITY, CONTINUED

Cancellation of Shares Issued for Services
In April 2006, an agreement between the Company, as the employer, and the holder, as the employee, canceled 433,333 shares of common stock based upon performance criteria. The Company recognized a reduction of paid-in-capital of approximately $364,000 based upon the fair market value of the Company’s common stock on the date of cancellation. The Company recognized this expense in general and administrative expenses within the periods statement of operations.

Options Granted to Officer
During the three months ended March 31, 2006, the Company granted an option to purchase 850,000 shares at an exercise price of $0.25 to an officer for continued services. The options were valued at approximately $142,000, per SFAS 123(R), fully vested upon grant and expensed within sales, general and administrative expenses.

During the three months ended June 30, 2006, the Company did not grant to its officers any options to purchase shares of its common stock.

Options Granted to Board of Directors
During the three months ended March 31, 2006, the Company granted options to purchase 1,000,000 shares at an exercise price of $0.25, to members of the board of directors. The options were valued at approximately $216,000, per SFAS 123(R), fully vested upon grant and expensed within general and administrative expenses.

During the three months ended June 30, 2006, the Company did not grant to its Board of Directors any options to purchase shares of its common stock.

Options Granted for Services
During the three months ended March 31, 2006, the Company granted options to purchase 1,150,000 shares at an exercise price of $0.25 and options to purchase 400,000 shares at $0.45 to various service providers. The options were valued at approximately $447,000, per SFAS 123(R), fully vested upon grant and expensed within general and administrative expenses.

During the three months ended June 30, 2006, the Company did not grant to service providers any options to purchase shares of its common stock.

Options Exercised
During the three months ended March 31, 2006, the Company received $100,000 and issued 400,000 shares upon the exercise request of a holder of an option to purchase 400,000 shares at $0.25.

During the three months ended June 30, 2006, no options to purchase shares of the Company’s common stock were exercised.

Amortization of Prepaid Services
During the three months ended March 31, 2006, the Company recognized approximately $275,000 of professional fees expense due to the amortization of services prepaid with options to purchase common stock.

During the three months ended June 30, 2006, the Company recognized approximately $275,000 of professional fees expense due to the amortization of services prepaid with options to purchase common stock.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCKHOLDERS’ EQUITY, CONTINUED

Amortization of Prepaid Equity Line Fees
During the three months ended March 31, 2006, the Company recognized approximately $103,000 of amortization expense related to fees the Company prepaid with options to purchase common stock for its equity line. The Company recognized this expense within amortization expense.

During the three months ended June 30, 2006, the Company recognized approximately $103,000 of amortization expense related to fees the Company prepaid with options to purchase common stock for its equity line. The Company recognized this expense within amortization expense.

NOTE 7 - SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no intersegment sales for the periods ended June 30, 2006 and 2005. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items and interest income and expense.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended June 30, 2006 (in thousands):

			Research and	Discontinued
	Corporate	Operations	Development	Operations	Consolidated
Sales, net	$-	$8	$-	$-	$8
Net loss	$(930)	$(38)	$(32)	$-	$(1,000)
Deprec. and amort.	$118	$16	$32	$-	$166
Interest expense, net	$136	$-	$-	$-	$136

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended June 30, 2005 (in thousands):

		Research and	Discontinued
	Corporate	Development	Operations	Consolidated
Sales, net	$-	$-	$-	$-
Income (loss) before income taxes	$647	$(38)	$(82)	$527
Depreciation and amortization	$148	$32	$-	$180
Interest expense, net	$454	$-	$-	$454

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - SEGMENT INFORMATION, CONTINUED

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the six months ended June 30, 2006 (in thousands):

			Research and	Discontinued
	Corporate	Operations	Development	Operations	Consolidated
Sales, net	$-	$28	$-	$-	$28
Net loss	$(2,704)	$(65)	$(64)	$-	$(2,833)
Deprec. and amort.	$238	$32	$65	$-	$335
Interest expense, net	$319	$-	$-	$-	$319

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the six months ended June 30, 2005 (in thousands):

		Research and	Discontinued
	Corporate	Development	Operations	Consolidated
Sales, net	$-	$4	$-	$4
Loss before income taxes	$(3,482)	$(68)	$(161)	$(3,711)
Depreciation and amortization	$282	$65	$-	$347
Interest expense, net	$622	$-	$-	$622

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company has several pending matters, as outlined in the December 31, 2005 audited financial statements. For the six months ended June 30, 2006, there have been no substantial developments or changes to any of the matters.

Indemnities and Guarantees
The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions.  The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Colorado.  In connection with its facility lease, the Company has indemnified its lessor for certain claims arising from the use of the facility.  In connection with certain of its debt, stock purchase and other agreements, the Company has indemnified lenders, sellers, and various other parties for certain claims arising from the Company's breach of representations, warranties and other provisions contained in the agreements.  Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

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

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - SUBSEQUENT EVENTS

Shares issued for services
Subsequent to June 30, 2006, the Company issued 882,913 shares of its common stock to consultants for services. The value of the shares ranged from $0.07 to $0.08, totaling approximately $63,000, and was determined based on the fair value of the Company’s common stock at the dates of grant.

Shares Issued to Officer
Subsequent to June 30, 2006, the Company issued 781,250 shares of its common stock, in lieu of cash, for salary to Mr. Tannous for services through September 30, 2006.  The value of the shares totaled approximately $63,000 on the date of issuance and was determined based on the fair value of the Company’s common stock at the date of grant.

Subsequent to June 30, 2006, the Company issued 300,000 shares of its common stock to Mr. Gold as part of his compensation package.  The value of the shares totaled approximately $24,000 on the date of issuance and was determined based on the fair value of the Company’s common stock at the date of grant.

Shares Issued upon Conversion Request
Subsequent to June 30, 2006, the Company issued 64,146 shares of its common stock to a Series C Preferred shareholders upon a request for conversion. The value of the shares totaled approximately $71,000 and was based on the terms of conversion as outlined in the Series C Preferred agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes herein. The financial information presented is for the quarters and six months ended June 30, 2006 and June 30, 2005.

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

Sales and Marketing

Nutritional products are distributed through six major sales channels. Each channel has changed in recent years, primarily due to advances in technology and communications that have resulted in improved product distribution and faster dissemination of information. We expect to distribute products through the following channels:

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

Warrant Liability. In conjunction with raising capital through the sale of equity, the Company has issued various warrants that have registration rights for the underlying shares. As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the fair value of the warrants at the date of issuance is recorded as a warrant liability on the balance sheet and the change in fair value is included in other (expense) income.

Accounting for Stock-Based Incentive Programs. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transaction method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). As stock-based compensation expense recognized in the statement of operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated. We estimated forfeitures to be 10%.

Stock-based compensation expense recognized as operating expense under SFAS 123(R) for the six months ended June 30, 2006 was approximately $567,000, determined by the Black-Scholes valuation model, and consisting of stock-based compensation expense related to employee stock options. See Note 2 - Summary of Significant Accounting Policies to the unaudited consolidated financial statements for additional information.

In accordance with SFAS 123R, in our first quarter of fiscal year 2006 we started to recognize compensation expense related to stock options and restricted stock purchase rights, which are equivalent to options granted to employees based on: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No 123, " Accounting for Stock-Based Compensation ," ("SFAS 123"), adjusted for an estimated future forfeiture rate, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Results of Operations for the Three Months Ended June 30, 2006 and 2005

Effective October 2004 and May 2005 the Company discontinued operations of its wholly owned subsidiaries Quality Botanical Ingredients, Inc and Xcel Medical Pharmacy, Inc., respectively. Results described herein reflect the consolidated operations of the Company and its two wholly-owned subsidiaries with continuing operations, Swiss Research, Inc. and BioSelect Innovations, Inc. for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.

	Selected Statement of Operations Information
	Three Months Ended June 30,
	2006	2005
Net sales	$7,608	$-
Gross profit	$2,064	$-
Net (loss) income	$(1,167,951)	$527,204
Net (loss) income attributable to common shareholders	$(1,257,347)	$244,357
Net loss per share available to common shareholders	$(0.04)	$(0.01)

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

Net Sales. Our consolidated net sales for the three months ended June 30, 2006 and 2005 are as follows:

Our consolidated net sales from continuing operations for the three months ended June 30, 2006 and 2005 totaled approximately $8,000 and $0, respectively. The revenues for each period are generated from the sales of distinct product lines. Revenues in 2006 are from both Shugr and Sequesterol. In 2005, BioSelect completed its final transaction of offering topically applied base creams wholesale to distributors that sold the product to individual pharmacies. The Company discontinued base cream sales in January 2005.

Cost of Goods Sold Cost of goods sold for the three months ended June 30, 2006 and 2005 totaled approximately $6,000 and $0, or 73% and 0% of net sales, respectively. This resulted in gross profits totaling approximately $2,000 and $0, or 27% and 0% of net sales for the three months ended June 30, 2006 and 2005, respectively. The variance in year over year cost of goods sold is attributable to selling different products, base creams, Shugr and Sequesterol, each exclusively sold in only one period.

Selling, General and Administrative. Total consolidated operating expenses from continuing operations for the three months ended June 30, 2006 and 2005 totaled approximately $1,504,000 or 19,768% of net sales, and approximately $1,660,000, respectively. Our operating expenses include the following amounts:

	Three Months Ended June 30,
	2006		2005
Expense	$ Amount	% Sales	$ Amount	% Sales
Advertising and marketing	$128,412	1,688%	$345,712	-%
Salary expenses	$(143,945)	(1,892)%	$123,048	-%
SFAS 123R expense	$167,870	2,206%	$-	-%
Professional, legal and accounting fees	$923,420	12,137%	$659,305	-%
Depreciation and amortization	$166,216	2,185%	$180,135	-%
Penalties	$-	-%	$228,620	-%
Other selling, general and administrative expenses	$261,957	3,443%	$123,427
	$1,503,930	19,768%	$1,660,247

Advertising and marketing expenses in 2006 were attributable to expenditures promoting the Company’s new products Shugr and Sequesterol as well as the commencement of a national infomercial as compared to the expenses in 2005, sans Sequesterol promotion, that included expenditures for a non-recurring national corporate exposure campaign.

The Company’ s salary expense for the three month’s ended June 30, 2006 is entirely non-cash disbursements paid in shares of common stock, offset by the cancellation of shares previously issued to a former employee.

For the three months ended June 30, 2006, the Company recognized non-cash compensation cost of approximately $168,000 as a result of the adoption of SFAS 123(R). Under SFAS 123(R), the Company will continue to utilize the Black-Scholes model to estimate the fair value of options granted after January 1, 2006. The Company’s assessment of the estimated compensation charges is affected by its stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the Company’s stock price volatility and employee stock option exercise behaviors.

Professional, legal and accounting fees include cash and non-cash consideration paid to consultants for services including business development, financial communication programs, and fees paid for accounting and legal services. Approximately $892,000 and $512,000 or 97% and 78% of the professional, legal and accounting expense for the three months ended June 30, 2006 and 2005 respectively were non-cash expenses paid with the Company’s common stock or options and warrants to purchase shares of the Company’s common stock.

Penalties are due to the holders of the Company’s Convertible Preferred Stock for damages pursuant to the filing of registration statements for the shares underlying the offering. Approximately all of the total expense for the three months ended June 30, 2005 are non-cash expenses that will be paid with the Company’s common stock or options and warrants to purchase shares of the Company’s common stock. The requisite registration statement was declared effective in February of 2006, effectively limiting the Company’s future penalty expense.

Other selling, general and administrative expenses include such items as automobile expenses, delivery and freight costs, office supplies and services, rent, travel, and utilities. The period over period increase is attributable to approximately $202,000 of expense recognized for impairments to intangible assets.

Other expenses. Interest expense, net, totaled approximately $136,000 and $454,000 for the three months ended June 30, 2006 and 2005, respectively and includes interest paid on lines of credit, notes payable and amortization of discount on the sale of convertible debentures and the issuance of convertible preferred stock. Amortization of discounts on debentures and preferred stock represent the interest cost associated with issuing the convertible debentures and preferred stock with warrants totaled approximately $127,000 and $410,000 for the three months ended June 30, 2006 and 2005, respectively, and are non-cash expenditures. The period versus period decrease is attributable to the complete amortization of discounts related to the Company’s debentures and Series A preferred stock.

The change in fair value of warrant liability for the three months ended June 30, 2006 and 2005, respectively, totaled approximately $470,000 and $2,723,000, and represents the change in fair value of warrants issued with registration rights to various professionals and the purchasers of our common and preferred stock. The variance between periods is attributable to decreases in the Company’s closing stock price on June 30, 2006 versus June 30, 2005.

Net (Loss) Income. Net (loss) income for the three months ended June 30, 2006 and 2005 totaled approximately ($1,168,000) and approximately $527,000 of net sales, respectively. Net (loss) income per share of common stock was ($0.04) and $0.01 for the three months ended June 30, 2006 and 2005, respectively. Net loss from continuing operations for the three months ended June 30, 2006 and 2005 for the subsidiary company operations totaled approximately ($70,000) and ($38,000), respectively. Net loss from discontinued operations for the three months ended June 30, 2006 and 2005 for the subsidiary company operations totaled approximately $0 and ($82,000), respectively. There can be no assurance that we will ever achieve profitability or that a stream of revenue can be generated and sustained in the future. Income recognized during the three months ended June 30, 2005 was entirely attributable to reductions in the Company’s warrant liability that are recognized as other income.

Results of Operations for the Six Months Ended June 30, 2006 and 2005

	Selected Statement of Operations Information
	Six Months Ended June 30,
	2006	2005
Net sales	$27,979	$4,369
Gross profit	$7,413	$3,459
Net loss	$(2,833,396)	$(3,711,647)
Net loss attributable to common shareholders	$(3,016,321)	$(3,994,494)
Net loss per share available to common shareholders	$(0.10)	$(0.19)

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Net Sales. Our consolidated net sales for the six months ended June 30, 2006 and 2005 are as follows:

The Company discontinued its sales of base creams attributable to 2005 revenues to focus on its core strategy of building the Swiss Research brands and product portfolio, including Shugr and Sequestrol. Our consolidated net sales from continuing operations for the six months ended June 30, 2006 and 2005 totaled approximately $28,000 and $4,000, respectively. The revenues for each period are generated from the sales of distinct product lines. Revenues in 2006 are from both Shugr and Sequesterol.

Cost of Goods Sold Cost of goods sold for the six months ended June 30, 2006 and 2005 totaled approximately $21,000 and $1,000, or 89% and 21% of net sales, respectively. This resulted in gross profits totaling approximately $7,000 and $3,000, or 26% and 79% of net sales for the six months ended June 30, 2006 and 2005, respectively. Cost of goods sold and gross profit were reduced to near zero for the six months ended June 30, 2005 due to the discontinued operations of Xcel Medical Pharmacy.

Selling, General and Administrative. Total consolidated operating expenses for the six months ended June 30, 2006 and 2005 totaled approximately $3,524,000 or 12,596% of net sales, and approximately $3,578,000, or 81,884% of net sales, respectively. Our operating expenses include the following amounts:

	Six Months Ended June 30,
	2006		2005
Expense	$ Amount	% Sales	$ Amount	% Sales
Advertising and marketing	$128,412	459%	$1,263,896	28,929%
Salary expenses	$97,861	350%	$236,990	5,424%
SFAS 123R expense	$567,432	2,028%	$-	-%
Professional, legal and accounting fees	$2,003,032	7,159%	$1,133,147	25,936%
Depreciation and amortization	$334,950	1,197%	$347,356	7,951%
Penalties	$40,000	143%	$369,920	8,467%
Other selling, general and administrative expenses	$352,600	1,260%	$226,197	5,177%
	$3,524,287	12,596%	$3,577,506	81,884%

Advertising and marketing expenses during the six months ended June 30, 2006 have decreased versus the six months ended June 30, 2005. During the six months ended June 30, 2005 the Company completed a national corporate awareness campaign. Current period expenditures are to promote the Company’s new products Shugr and Sequesterol.

The Company’ s salary expense for the six month’s ended June 30, 2006 is entirely non-cash disbursements paid in shares of common stock, offset by the cancellation of shares previously issued to a former employee.

For the six months ended June 30, 2006, the Company recognized non-cash compensation cost of approximately $567,000 as a result of the adoption of SFAS 123(R). Under SFAS 123(R), the Company will continue to utilize the Black-Scholes model to estimate the fair value of options granted after January 1, 2006. The Company’s assessment of the estimated compensation charges is affected by its stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the Company’s stock price volatility and employee stock option exercise behaviors.

Professional, legal and accounting include fees paid to consultants for services including business development, financial communication programs, and fees paid for accounting and legal services. Approximately $1,914,000 and $910,000 or 96% and 83% of the professional, legal and accounting fee expense for the quarters ended June 30, 2006 and 2005 respectively were non-cash expenses paid with the Company’s common stock or options and warrants to purchase shares of the Company’s common stock. The period over period increase is significantly attributable to an increase in legal expense paid in shares of the Company’s common stock.

Penalties are due to the holders of the Company’s Convertible Preferred Stock for damages pursuant to the filing of registration statements for the shares underlying the offering. The total expense for the six months ended June 30, 2006 and 2005 respectively is a non-cash expense that will be paid with the Company’s common stock or options and warrants to purchase shares of the Company’s common stock. In February 2006, the requisite registration statements were declared effective and the Company stopped incurring significant penalty charges.

Other selling, general and administrative expenses include such items as automobile expenses, delivery and freight costs, office supplies and services, rent, travel, and utilities.

Other expenses. Interest expense totaled approximately $319,000 and $632,000 for the six months ended June 30, 2006 and 2005, respectively and includes interest paid on lines of credit, notes payable and amortization of discount on the sale of convertible debentures and the issuance of convertible preferred stock. Amortization of discounts on debentures and preferred stock represent the interest cost associated with issuing the convertible debentures and preferred stock with warrants totaled approximately $319,000 and $632,000 for the six months ended June 30, 2006 and 2005, respectively, and are non-cash expenditures.

The change in fair value of warrant liability totaled approximately $1,002,000 and $646,000 and represents the change in fair value of warrants issued with registration rights to various professionals and the purchasers of our common and preferred stock for the six months ended June 30, 2006 and 2005, respectively. The variance between periods is attributable to decreases in the Company’s closing stock price on June 30, 2006 versus June 30, 2005.

Net Loss. Net loss for the six months ended June 30, 2006 and 2005 totaled approximately $2,833,000 or 10,127% of net sales, and approximately $3,712,000 or 84,954% of net sales, respectively. Net loss per share of common stock was $0.10 and $0.19 and for the six months ended June 30, 2006 and 2005, respectively. Net loss for the six months ended June 30, 2006 and 2005 for the subsidiary company operations totaled approximately $130,000 and $68,000 or 464% and 1,563% of net sales, respectively. There can be no assurance that we will ever achieve profitability or that a stream of revenue can be generated and sustained in the future.

Capital Resources and Liquidity

Assets. Our current assets totaled approximately $94,000 at June 30, 2006. Total assets were approximately $3,788,000 at June 30, 2006. At June 30, 2006, assets consisted primarily of inventory of $71,000, net intangibles totaling $3,694,000, net accounts receivable totaling $4,000, and cash on hand of $7,000, all approximate.

Liabilities and Working Capital. Our current liabilities totaled approximately $4,980,000 at June 30, 2006. This resulted in a working capital deficit totaling approximately $4,886,000 at June 30, 2006. Total liabilities were approximately $8,275,000 at June 30, 2006. At June 30, 2006 liabilities consisted primarily of accounts payable and accrued expenses totaling approximately $982,000. Loans payable to shareholders totaled approximately $50,000 at June 30, 2006. Warrant liability totaled approximately $209,000 at June 30, 2006. Liabilities of discontinued operations held for sale totaled approximately $3,328,000 at June 30, 2006.

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

Cash Requirements and Additional Funding

We generated financial growth primarily through cash flows provided by financing activities. Cash flows provided by financing activities totaled approximately $130,000 and $3,768,000 for the six months ended June 30, 2006 and 2005, respectively. Funds totaling approximately $100,000 were received during the six months ended June 30, 2006 and derived from the exercise of options. In 2005, funds totaling approximately $2,820,000 were received from the issuance of Series C Preferred Stock; funds totaling approximately $240,000 were received from the sale of common stock; funds totaling approximately $763,000 were received from the exercise of options and warrants. For the six months ended June 30, 2006, we used cash flows for operations totaling approximately $145,000 as compared to the six months ended June 30, 2005, we used cash flows for operations totaling approximately $2,862,000. Cash flows provided by investing activities were approximately $0 for the six months ended June 30, 2006 versus $200,000 for the six months ended June 30, 2005.

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

As of June 30, 2006, our principal commitments consisted of agreements with various consultants who will provide with business development, public and financial relations, and raising additional debt or equity financing in exchange for stock of the Company or a portion of proceeds from the sale of stock.

Subsequent Events

        Subsequent to the period ended June 30, 2006, Sid L. Anderson, a member of the Company’s board of directors, notified the Company that he was recently elected Chairman of the Board of Directors of another company. Due to the potential conflict of interest, he submitted his resignation from the board of Health Sciences Group, effective immediately.

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

(1)
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

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the issuer has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized this 21st day of August 2006.

HEALTH SCIENCES GROUP, INC.

By:	/s/ Stuart Avery Gold
Stuart Avery Gold
Chief Executive Officer,

By:	/s/ Fred Tannous
Fred Tannous
Principal Financial Officer and Co-Chairman