Form 10QSB
period 2006-09-30
HEALTH SCIENCES GROUP INC
filed 2006-11-22
CIK 1127696

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal quarter ended September 30, 2006

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

As of November 20, 2006 there were outstanding 1,338,404 shares of Series A convertible preferred stock, 235,296, on an as if converted basis, of Series B convertible preferred stock, 2,878,182, on an as if converted basis, shares of Series C convertible preferred stock ,and 56,294,016 of the issuer’s common stock, all at a $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

Health Sciences Group, Inc. and Subsidiaries

Health Sciences Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2006 (unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$1,705
Accounts receivable	5,112
Inventory	53,872
Prepaid expenses	5,896

Total current assets	66,585

Intangible assets, net of accumulated amortization	3,631,858

$3,698,443

LIABILITIES

Current liabilities:
Accounts payable	$235,487
Accrued expenses	135,000
Accrued penalties	610,993
Convertible debentures payable	335,000
Loans payable, stockholders	72,000
Dividends payable	391,476

Liabilities of discontinued operations held for sale	3,329,512

Total current liabilities	5,109,468

Warrant liability	138,936
Series A convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 1,338,404 shares issued and outstanding	1,137,640
Series B convertible preferred stock, net of unamortizeddiscount of $89,374; $0.001 par value, 130 shares authorized, 8 shares issued and outstanding, 235,296 shares, on an as-if-converted basis	110,627
Series C convertible preferred stock, net of unamortized discount of $1,263,214; $0.001 par value, 5,000 shares authorized, 3,166 shares issued and outstanding, 2,877,894 shares, on an as-if-converted basis	1,902,786

Total liabilities	8,399,457

The accompanying notes are an integral part of these condensed consolidated financial statements

Health Sciences Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
September 30, 2006 (unaudited)

STOCKHOLDERS’ DEFICIT

Stockholders’ deficit:
Common stock; $0.001 par value, 80,000,000 shares authorized, 44,135,915 shares issued and outstanding at September 30, 2006	44,141
Additional paid-in capital	27,713,821
Accumulated deficit	(32,458,976)

Total stockholders’ deficit	(4,701,014)

$$3,698,443

The accompanying notes are an integral part of these condensed consolidated financial statements

Health Sciences Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters and Nine Months Ended September 30, 2006 and 2005 (unaudited)

	Fiscal Quarter Ended September 30, 2006	Fiscal Quarter Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Sales, net	$4,943	$19,382	$32,922	$23,751

Cost of goods sold	3,216	8,528	28,138	9,438

Gross profit	1,727	10,854	4,784	14,313

Selling, general and administrative expenses:
Advertising and marketing expenses	24,825	377,170	153,237	1,641,066
Salary expenses	184,750	527,012	282,611	764,002
Option expense under SFAS 123R	55,944	-	623,376	-
Professional, legal and accounting expenses	445,050	1,312,494	2,448,082	2,445,642
Depreciation and amortization	165,143	166,038	460,041	513,394
Penalties	-	353,765	40,000	723,685
Other selling, general and administrative expenses	36,630	179,944	424,726	406,407

Total selling, general and administrative expenses	912,342	2,916,423	4,432,073	6,494,196

Loss from operations	(910,615)	(2,905,569)	(4,427,289)	(6,479,883)

Other income (expense):
Interest expense, net	(109,404)	(244,561)	(428,187)	(866,985)
Change in fair value of warrant liability	69,860	1,088,406	1,072,321	1,734,541

Total other income (expense)	(39,544)	843,845	644,134	867,556

Loss from continuing operations before income taxes	(950,159)	(2,061,724)	(3,783,155)	(5,612,327)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(950,159)	(2,061,724)	(3,783,155)	(5,612,327)

Loss from discontinued operations	-	-	-	(161,046)

Net loss	(950,159)	(2,061,724)	(3,783,155)	(5,773,373)

Health Sciences Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
For the Quarters and Nine Months Ended September 30, 2006 and 2005 (unaudited)

	Fiscal Quarter Ended September 30, 2006	Fiscal Quarter Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Preferred dividends	90,379	226,923	273,304	226,923

Net loss attributable to common shareholders	$(1,040,538)	$(2,288,647)	$(4,056,459)	$(6,000,296)

Basic loss per share
Continuing operations	$(0.03)	$(0.09)	$(0.12)	$(0.26)
Discontinued operations	-	-	-	(0.01)
Total basic loss per share	$(0.03)	$(0.09)	$(0.12)	$(0.27)

Diluted loss per share
Continuing operations	$(0.03)	$(0.09)	$(0.12)	$(0.26)
Discontinued operations	-	-	-	(0.01)
Total diluted loss per share	$(0.03)	$(0.09)	$(0.12)	$(0.27)

Weighted average common shares outstanding - basic	39,689,716	24,692,248	33,629,013	22,577,253

Weighted average common shares outstanding - diluted	39,689,716	24,692,248	33,629,013	22,577,253

Health Sciences Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Nine Months Ended September 30, 2006 (unaudited)

	Common stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance at January 1, 2006	28,275,820	$28,279	$$23,736,415	$(28,675,821)	$(4,911,127)

Amortization of options and warrants granted in advance of services	-	-	690,086	-	690,086

Amortization of options and warrants granted with equity line	-	-	309,348	-	309,348

Cancellation of common stock	(433,333)	(434)	(363,566)	-	(364,000)

Conversion of preferred stock	427,731	428	84,572	-	85,000

Dividends earned	-	-	(273,304)	-	(273,304)

Dividends paid with common stock	303,890	305	96,507	-	96,812

Grants of options and warrants to non-employees for services	-	-	447,261	-	447,261

Issuance of stock for penalties accrued	490,227	491	145,365	-	145,856

Issuance of stock for services	12,655,864	12,656	1,681,114	-	1,693,770

Issuance of stock for accounts payable and accrued expenses	2,015,716	2,016	437,047	-	439,063

Employee options expensed per SFAS 123(R)	-	-	623,376	-	623,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

Health Sciences Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (CONTINUED)
For the Nine Months Ended September 30, 2006 (unaudited)

	Common stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Options and warrants exercised	400,000	400	99,600	-	100,000

Net loss	-	-	-	(3,783,155)	(3,783,155)

Balance at September 30, 2006	44,135,915	$44,141	$$27,713,821	$(32,458,976)	$(4,701,014)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Health Sciences Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005 (unaudited)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Cash flows used in operating activities:
Net loss	$(3,783,155)	$(5,773,373)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	150,693	216,380
Amortization of discount on debentures	-	53,332
Amortization of discount on preferred stock issued	409,487	767,109
Amortization of common stock issued in advance of services	-	264,584
Amortization of options and warrants granted in advance of services	690,086	267,600
Amortization of equity line commitment fee	309,348	297,014
Provision for bad debts	-	6,993
Change in fair value of warrant liability	(1,072,321)	(1,734,541)
Options expensed per SFAS 123R	623,376	-
License agreement forfeiture	241,760	-
Cancellation of common stock	(364,000)	(46,539)
Grants of common stock options for services rendered	447,261	169,698
Issuance of common stock for services rendered	1,693,770	1,433,140

Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	2,184	(15,751)
Inventory	37,507	(30,955)
Prepaid acquisition costs	-	4,865
Prepaid expenses	5,414	-
Intangible assets	-	(225,000)
Assets of discontinued operations held for sale for collection of accounts receivable and sale of inventory	-	452,650

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	416,974	772,607
Dividends payable	-	-
Delinquent payroll tax liability	-	(205,133)
Liabilities of discontinued operations held for sale for payments made on accounts payable, accrued expenses, notes payable, and lines of credit	65	(514,302)

Net cash used in operating activities	(191,551)	(3,746,544)

Cash flows provided by investing activities:
Prepaid acquisition costs	-	(166,643)
Cash acquired through subsidiary acquisition	-	200,000

Net cash provided by investing activities	-	33,357

The accompanying notes are an integral part of the consolidated financial statements.

Health Sciences Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Nine Months Ended September 30, 2006 and 2005 (unaudited)

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
Cash flows provided by financing activities:
Payments on notes payable	$	$-	$(115,000)
Payments on equity issuance expense		-	(355,608)
Proceeds from the issuance of common stock, net offering costs of $10,000		-	240,000
Proceeds from the issuance of preferred stock, net offering costs of $345,608		-	2,820,392
Proceeds from loans payable, stockholders		52,000	60,000
Proceeds from issuance of convertible debenture		20,000	-
Proceeds from the exercise of warrants and options		100,000	762,500

Net cash provided by financing activities		172,000	3,767,892

Net (decrease) increase in cash and cash equivalents		(19,551)	54,705
Cash and cash equivalents, beginning of period		21,256	240,532

Cash and cash equivalents, end of period		$1,705	$$295,237

Supplemental disclosure of cash flow information:
Interest paid		$-	$-
Taxes paid		$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Value of common stock issued upon conversion of Series A Preferred		$60,000	$590,060
Value of common stock issued upon conversion of Series B Preferred		$25,000	$525,000
Value of warrants issued for equity line commitment fee		$-	$209,691
Dividends earned		$273,304	$-
Debentures converted into common stock		$-	$345,000
Issuance of common stock to preferred shareholders for dividends		$96,812	$191,620
Issuance of common stock for accrued expenses		$439,063	$-
Issuance of common stock for accrued penalties		$145,856	$379,921

The accompanying notes are an integral part of these condensed consolidated financial statements

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005 (unaudited)

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

Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared by Health Sciences Group, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods. Certain information and footnote disclosures normally present in condensed consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006. These condensed consolidated financial statements and the notes hereto should be read in conjunction with the Company's consolidated audited financial statements and related footnotes for the year ended December 31, 2005 included in the Company's annual report on Form 10-KSB which was filed April 17, 2006.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005 (unaudited)

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

During 2006, management plans to take, or has taken, the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

•
The Company has raised $100,000 from the exercise of options and warrants, $20,000 from the issuance of a convertible debenture, and $52,000 as loans from officers. Management anticipates raising additional equity funds that will be used to fund any capital shortfalls. In connection with seeking additional financing, the Company has retained a financial advisory firm for such effort.

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
September 30, 2006 and 2005 (unaudited)

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

Warrant Liability
In conjunction with raising capital through the sale of equity, the Company has issued various warrants that have registration rights for the underlying shares. As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the fair value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet and the change in fair value from December 31, 2005 to September 30, 2006 has been included in other (expense) income.

For the nine months ended September 30, 2006 and 2005 the change in fair value of all warrants issued with registration rights for the underlying shares decreased by $1,072,321 and $1,734,541, respectively and is recognized in other income (expense).

Inventory
Inventory consists of Shugr, available for retail accounts, and Sequesterol, to be sold via a direct marketing campaign. Inventory is stated at the lower of cost or market. Costs for Shugr are determined on an average cost basis. The Company has no obsolete inventory.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005 (unaudited)

NOTE 3 - STOCK OPTIONS ISSUED TO EMPLOYEES AND DIRECTORS

At September 30, 2006, the Company had four stock-based compensation plans. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation. No stock-based employee compensation cost was recognized in the statement of operations for the nine months ended September 30, 2005, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, on the first day of the Company’s fiscal year 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share Based Payment, using the modified-prospective transition method. Under this transition method, compensation expense recognized in the nine months ended September 30, 2006 includes: (a) compensation expense for all share-based payments granted and not yet vested prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Since stock-based compensation expense recognized in the statement of operations for the nine months ended September 30, 2006 is based on awards ultimately expected to vest, the compensation expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures to be 10% of the options issued.

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
September 30, 2006 and 2005 (unaudited)

NOTE 3 - STOCK OPTIONS ISSUED TO EMPLOYEES AND DIRECTORS, CONTINUED

For the nine months ended September 30, 2006, the Company recognized compensation cost of $623,376 as a result of the adoption of SFAS No. 123(R). The effect of the change in applying the original provisions of SFAS No. 123(R) resulted in lowering loss from continuing operations, loss before taxes, net income and basic and diluted earnings per share are as follows:

	Nine Months Ended
	September 30, 2006
	SFAS 123R	APB 25
Loss before income taxes	$(3,783,155)	$(4,406,731)
Net loss available to common shareholders	$(4,056,459)	$(4,680,035)
Basic and diluted net loss per share	$(0.12)	$(0.14)

Under SFAS No. 123(R), the Company will continue to utilize the Black-Scholes model to estimate the fair value of options granted after January 1, 2006. The Company’s assessment of the estimated compensation charges is affected by its stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the Company’s stock price volatility and employee stock option exercise behaviors.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans for the three and nine months ended September 30, 2005. For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black Scholes option-pricing model and amortized on a straight-line basis to expense over the options’ vesting period:

Three Months Ended
September 30,
2005

Net loss available to common shareholders - as reported	$(2,288,647)
Add: Share-based employee compensation expense included
In net loss, net of related tax effects - as reported	-
Deduct: Share-based employee compensation expense determined
under fair value method, net of related tax effects - pro forma	(252,174)
Net loss - pro forma	$(2,540,821)
Basic and diluted net loss per share - as reported	$(0.09)
Basic and diluted net loss per share - pro forma	$(0.10)

Nine Months Ended
September 30,
2005

Net loss available to common shareholders - as reported	$(6,000,296)
Add: Share-based employee compensation expense included
in net loss, net of related tax effects - as reported	-
Deduct: Share-based employee compensation expense determined
under fair value method, net of related tax effects - pro forma	(834,564)
Net loss - pro forma	$(6,834,860)
Basic and diluted net loss per share - as reported	$(0.27)
Basic and diluted net loss per share - pro forma	$(0.30)

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005 (unaudited)

NOTE 3 - STOCK OPTIONS ISSUED TO EMPLOYEES AND DIRECTORS, CONTINUED

Share Option Plans

The Company has in effect four share-based plans under which non-qualified and incentive stock options have been granted to employees, non-employees and board members. The Board of Directors determines eligibility, vesting schedules and exercise prices for options granted under the plans. We issue new shares to satisfy stock option exercises and stock purchases under our share-based plans. No income tax benefit was realized from activity in our share-based plans during the nine months ended fiscal 2006 and 2005.

A summary of the shares reserved for grant and options available for grant under each plan is as follows:

	September 30, 2006
	Shares	Options
	Reserved	Available
	for Grant	for Grant
2001 Employee Stock Option Plan	-	-
2003 Stock Option, Deferred Stock and Restricted Stock Plan	-	-
2005 Stock Option, Deferred Stock and Restricted Stock Plan	-	700,000
2006 Stock Option, Deferred Stock and Restricted Stock Plan	-	12,600,000
	-	13,300,000

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

	Nine Months Ended September 30,
	2006	2005
Expected term (in years)	10	10
Expected volatility	120%	123%
Risk-free interest rate	4.7%	4.1%
Dividend yield	0%	0%

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005 (unaudited)

NOTE 3 - STOCK OPTIONS ISSUED TO EMPLOYEES AND DIRECTORS, CONTINUED

A summary of option activity under the stock option plans and changes during the nine months then ended is presented below:

	September 30, 2006
		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at beginning of period	2,605,000	$0.93	6	$-
Granted	2,400,000	0.25	10	-
Cancelled/forfeited	(605,000)	1.25	-	-
Exercised	(400,000)	0.25	-	-
Outstanding at end of period	4,000,000	$0.66	9	$-
Options exercisable at end of period	3,750,000	$0.51	9	$-

As of September 30, 2006, there was $154,245 of unrecognized compensation expense related to employee and director stock option compensation agreements. That cost is expected to be recognized on a straight-line basis over the next nine years.

A summary of the grant-date fair value and intrinsic value information is as follows:

	Nine Months Ended
	September 30,
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
September 30, 2006 and 2005 (unaudited)

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

It is estimated that the sale of the land and building assets, owned by a co-guarantor, will also net approximately $400,000 to be applied to the remaining Demand balance. At this time, management estimates that subsequent to the sale of the aforementioned assets approximately $1,900,000 of the original Demand will be unsatisfied and that it is probable that the Guarantors will share joint and severable liability for the remaining balance due. However, management can neither provide an accurate estimate of the Company’s pro-rata percentage of the remaining liability to be assumed nor approximate the resulting gain or loss to be realized. As such, the Company continues to account for the full balance due as of September 30, 2006 in liabilities of discontinued operations held for sale. Management believes the Company’s continuing operations will not be adversely affected by this action.

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

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005 (unaudited)

NOTE 4 - DISCONTINUED OPERATIONS, CONTINUED

XCEL Medical Pharmacy, Continued
The following information summarizes XCEL’s results from operations for the periods ended September 30, 2005 to be approximately:

	Quarter Ended September 30, 2006	Nine Months Ended September 30, 2005

Sales, net	$-	$199,000

Cost of goods sold	-	87,000

Gross profit	-	112,000

Total selling, general and administrative expenses	-	(273,000)

Loss from operations	-	(161,000)

Total other income (expense)	-	-

Loss before income taxes	-	(161,000)

Provision for income taxes	-	-

Net loss	$-	$(161,000)

There were no operating results from discontinued operations during the three months ended September 30, 2006.

The table below details the liabilities held for sale by discontinued operations as of September 30, 2006.

	QBI	XCEL	Total
Accounts payable	$1,038,317	$71,803	$1,110,120
Accrued expenses	46,684	18,756	65,440
Capital leases payable	66,564	-	66,564
Line of credit	1,789,293	-	1,789,293
Notes payable	134,624	66,147	200,771
Payroll tax liabilities	9,530	87,794	97,324
	$3,085,012	$244,500	$3,329,512

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005 (unaudited)

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of licensing agreements, formulations, patents and goodwill each with an estimated useful life of approximately 18 years, 3 years, and 18 years, respectively (goodwill is not amortized but is assessed, at least annually, for impairment). The Company’s intangible assets held by continuing operations is:

	Gross Carrying Value	Accumulated Amortization	September 30, 2006
Licensing agreements (18 years)	$961,700	$(123,791)	$837,909
Formulations (3 years)	195,000	(48,750)	146,250
Goodwill (annually assessed)	669,800	-	669,800
Patents (18 years)	2,305,742	(327,843)	1,977,899
Total intangible assets	$$4,132,242	$(500,384)	$3,631,858

During the second quarter, the Company forfeited its licensing agreement for Apple Peel Technologies. As such, the remaining value of approximately $202,000 was expensed during the preceding three months within other selling, general and administrative expenses and removed from the Company’s intangible asset portfolio.

Amortization expense for intangibles from continuing operations totaled approximately $151,000 and $185,000 for the nine months ended September 30, 2006 and 2005, respectively. Amortization expense for intangible assets for the years ending December 31, 2006 through 2021 is estimated to be approximately $248,000 per year.

NOTE 6 - STOCKHOLDERS’ EQUITY

Amortization of Preferred Stock Discounts
During the nine months ended September 30, 2006, the Company recognized approximately $409,487 of other expense attributable to the amortization of preferred stock discounts.

Preferred Stock Dividends Earned
During the nine months ended September 30, 2006, holders of the Company’s preferred stock earned approximately $273,304 of dividends, which have been included as dividends payable in the accompanying condensed consolidated balance sheet.

Preferred Stock Registration
During the quarter ended March 31, 2006, the Company registered its Series A and Series C Preferred Stock with the Securities and Exchange Commission. Upon an effective registration statement in February 2006, the Company is no longer accruing additional penalties on the Series A and Series C preferred stock. As of September 30, 2006 the balance of accrued penalties is approximately $610,993. The Series B Preferred Stock has not been registered causing the Company to incur penalties until such time that a registration statement is filed or all of the Series B Preferred shares are converted into common stock.

Shares Issued to Officer
During the three months ended March 31, 2006, at the discretion of the Board of Directors, the Company issued 342,466 shares of its common stock to Mr. Tannous to compensate for an approximate 50% decline in stock price from the date of the original grant for services.  The value of the shares totaled approximately $120,000 on the date of issuance and was determined based on the fair value of the Company’s common stock at the date of grant. The Company recognized this expense in general and administrative expenses within the accompanying statement of operations.

During the three months ended June 30, 2006, at the discretion of the Board of Directors, the Company issued 540,155 shares of its common stock to Mr. Tannous to compensate for an approximate 50% decline in stock price from the date of the original grant for services.  The value of the shares totaled approximately $94,000 on the date of issuance and was determined based on the fair value of the Company’s common stock at the date of grant. The Company recognized this expense in general and administrative expenses within the accompanying statement of operations.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005 (unaudited)

NOTE 6 - STOCKHOLDERS’ EQUITY, CONTINUED

During the three months ended September 30, 2006, at the discretion of the Board of Directors, the Company issued 1,562,500 shares of its common stock to Mr. Tannous in lieu of cash as compensation for services provided under terms pursuant to his employment agreement with the Company. The value of the shares totaled approximately $125,000 on the date of issuance and was determined based on the fair value of the Company’s common stock at the date of grant. The Company recognized this expense in general and administrative expenses within the accompanying statements of operations. Also, during the third quarter, at the discretion of the Board of Directors, the Company issued 781,250 shares of its common stock to Mr. Tannous to compensate for an approximate 50% decline in stock price from the date of the original grant for services.  The value of the shares totaled approximately $31,250 on the date of issuance and was determined based on the fair value of the Company’s common stock at the date of grant.

During the three months ended September 30, 2006, at the discretion of the Board of Directors, the Company issued 300,000 shares of its common stock to Mr. Stuart Gold in lieu of cash as a partial signing bonus provided under terms pursuant to his employment agreement with the Company. The value of the shares totaled approximately $24,000 on the date of issuance and was determined based on the fair value of the Company’s common stock at the date of grant. The Company recognized this expense in general and administrative expenses within the accompanying statements of operations.

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

Shares Issued for Penalties
During the three months ended March 31, 2006, the Company issued 490,227 shares of its common stock to Series C Preferred shareholders for penalties due. The value of the shares totaled approximately $146,000, was based on the terms outlined in the stock purchase agreement and was offset against accrued liabilities. The penalty payment was due as the Company did not obtain an effective registration statement in the time frame required in the agreement with the shareholders. The requisite registration statement was declared effective in February of 2006, effectively limiting the Company’s future penalty expense.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005 (unaudited)

NOTE 6 - STOCKHOLDERS’ EQUITY, CONTINUED

Shares Issued for Dividends
During the nine months ended September 30, 2006, the Company issued 303,890 shares of its common stock to Series C Preferred shareholders for dividends accrued to date. The value of the shares totaled approximately $97,000, was based on the terms outlined in the stock purchase agreement.

Shares Issued upon Conversion Request
During the three months ended March 31, 2006, the Company issued 58,824 shares of its common stock to a Series A Preferred shareholders upon a request for conversion. The value of the shares totaled approximately $50,000 and was based on the terms of conversion as outlined in the Series A Preferred agreement.

During the three months ended September 30, 2006, the Company issued 11,765 shares of its common stock to a Series A Preferred shareholder upon a request for conversion of 11,765 shares of Series A Preferred shares. The value of the shares totaled approximately $10,000 and was based on the terms of conversion as outlined in the Series A Preferred agreement. Also, the Company issued 357,142 shares of its common stock to a Series B Preferred shareholder upon a request for conversion of 1 share of Series B Preferred share. The value of the share totaled approximately $25,000 and was based on the terms of conversion as outlined in the Series B Preferred agreement.

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

During the three months ended September 30, 2006, the Company issued 4,257,671 shares of its common stock to consultants for services. The value of the shares ranged from $0.05 to $0.09, totaling approximately $309,000, and was determined based on the fair value of the Company’s common stock at the date of grant. The Company recognized this expense in general and administrative expenses within the accompanying statement of operations.

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

Options Granted to Outside Board Members
During the three months ended March 31, 2006, the Company granted options to purchase an aggregate of 450,000 shares at an exercise price of $0.25 to its outside Board members. The options were valued at approximately $98,000, per SFAS 123(R), fully vested upon grant and expensed within general and administrative expenses.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005 (unaudited)

Options Granted for Services
During the three months ended March 31, 2006, the Company granted options to purchase 1,100,000 shares at an exercise price of $0.25 to various service providers. The options were valued at approximately $447,000, per SFAS No. 123(R), fully vested upon grant and expensed within general and administrative expenses.

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

During the three months ended September 30, 2006, the Company recognized approximately $140,000 of professional fees expense due to the amortization of services prepaid with options to purchase common stock.

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

During the three months ended September 30, 2006, the Company recognized approximately $103,000 of amortization expense related to fees the Company prepaid with options to purchase common stock for its equity line. The Company recognized this expense within amortization expense.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the periods ended September 30, 2006 and 2005. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items and interest income and expense.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005 (unaudited)

NOTE 7 - SEGMENT INFORMATION, CONTINUED

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended September 30, 2006 (in thousands):

	Corporate	Operations	Research and Development	Discontinued Operations	Consolidated
Sales, net	$-	$5	$-	$-	$5
Net loss	$(874)	$(44)	$(32)	$-	$(950)
Deprec. and amort.	$117	$16	$32	$-	$165
Interest expense, net	$109	$-	$-	$-	$109

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended September 30, 2005 (in thousands):

	Corporate	Operations	Research and Development	Discontinued Operations	Consolidated
Sales, net	$-	$19	$-	$-	$19
Net loss	$(1,928)	$(102)	$(32)	$-	$(2,062)
Deprec. and amort.	$134	$-	$32	$-	$166
Interest expense, net	$245	$-	$-	$-	$245

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the nine months ended September 30, 2006 (in thousands):

	Corporate	Operations	Research and Development	Discontinued Operations	Consolidated
Sales, net	$-	$33	$-	$-	$33
Net loss	$(3,578)	$(109)	$(96)	$-	$(3,783)
Deprec. and amort.	$315	$49	$96	$-	$460
Interest expense, net	$428	$-	$-	$-	$428

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the nine months ended September 30, 2005 (in thousands):

	Corporate	Operations	Research and Development	Discontinued Operations	Consolidated
Sales, net	$-	$20	$4	$-	$24
Net loss	$(5,409)	$(102)	$(101)	$(161	$(5,773)
Deprec. and amort.	$87	$32	$97	$-	$216
Interest expense, net	$867	$-	$-	$-	$867

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005 (unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company has several pending matters, as outlined in the December 31, 2005 audited financial statements and updated in its most recent filing. For the nine months ended September 30, 2006, developments or changes to any of the matters are presented below:

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions.  The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware.  In connection with its facility lease, the Company has indemnified its lessor for certain claims arising from the use of the facility.  In connection with certain of its debt, stock purchase and other agreements, the Company has indemnified lenders, sellers, and various other parties for certain claims arising from the Company's breach of representations, warranties and other provisions contained in the agreements.  Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

Health Sciences Group vs. Miles

On February 10, 2006, the Company filed a Complaint in Los Angeles Superior Court against Loren Miles (“Miles”) alleging causes of action for: (1) breach of contract; (2) fraud; (3) intentional misrepresentation; (4) negligent misrepresentation; (5) conversion; (6) breach of fiduciary duty; and (7) constructive trust. The Complaint arises out of false and fraudulent representations made by Miles on or around December 2004 to the Company in connection with the Company’s purchase of the assets of Swiss Research, Inc., a California corporation (“SRI-CA”), of which Miles was the Chief Executive Officer and sole shareholder. Pursuant to the purchase, SRI-CA initially became a wholly owned subsidiary of Health Sciences and was thereafter to be liquidated. On March 2, 2006, Miles filed his answer to the Complaint.  Also, on March 2, 2006, Miles and SRI-CA filed a separate Complaint in Los Angeles Superior Court against the Company and Swiss Research, Inc., a Delaware corporation (“SRI-DE”), alleging causes of action for: (1) breach of contract (rescission); (2) declaratory relief and a temporary restraining order, preliminary and permanent injunction; (3) cancellation of instrument; (4) declaratory relief; (5) unpaid wages; and (6) breach of contract.  On April 7, 2006, the two cases were deemed related and the Company’s complaint was designated the lead case.  A trial date has yet to be set.

Fred Tannous, et al. vs.  Miles

On May 11, 2006, Fred Tannous, the chief financial officer and Co-Chairman of the Company, and Bill Glaser, Co-Chairman and former president of the Company, filed a Complaint in Los Angeles Superior Court against Loren Miles alleging a cause of action for defamation. The Complaint arises out of false and defamatory allegations made by Miles on or around May 2006.  On May 25, 2006, Tannous, Glaser and the Company filed a First Amended Complaint, alleging causes of action against Miles for: (1) defamation, (2) violation of right of privacy, (3) intentional interference with contract, (4) intentional interference with prospective economic advantage, and (5) negligent interference with prospective economic advantage.  On October 5, 2006, the Court granted Miles' Motion to Strike the Complaint.  However, the Court has not yet issued an Order specifying the basis for its ruling.  Tannous, Glaser and the Company intend on pursuing any available remedies in response to the Court's ruling.  The Court further continued the hearing on Miles' Motion for Attorneys' Fees and Sanctions to November 16, 2006.  On October 18, 2006, Miles filed a Motion for Appointment of a Receiver over the Company, set for hearing on November 16, 2006.  The Company intends to oppose Miles' motions vigorously.

Health Sciences Group, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005 (unaudited)

NOTE 9 - SUBSEQUENT EVENTS

Shares issued for services
In October 2006, the Company issued 178,571 shares of its common stock to consultants for legal and consulting services. The value of the shares totaled approximately $12,500 and was determined based on the fair value of the Company’s common stock at the dates of grant.

In November 2006, the Company issued 1,200,000 shares of common stock to a consultant for consulting services. The value of the shares totaled approximately $50,000 and was determined based on the fair value of the Company’s common stock at the dates of grant.

In November 2006, the Company issued a total of 9,379,530 shares of its common stock to six individuals for legal and consulting services. The value of the shares totaled approximately $447,400 and was determined based on the fair value of the Company’s common stock at the dates of grant.

In November 2006, the Company issued 1,000,000 shares of its restricted common stock to a financial advisory firm as a retainer payment in lieu of cash for its services in connection with the Company’s contemplated financing. The value of the shares totaled approximately $50,000 and was determined based on the fair value of the Company’s common stock at the date of grant.

Sale of stock
In October 2006, the Company sold 400,000 shares of its restricted common stock to a service provider for proceeds of $20,000.

Letter of Intent
On October 12, 2006, Health Sciences Group, Inc., a Delaware corporation, signed a letter of intent to acquire the business and assets of Kalahari, Limited, a Georgia corporation which produces, markets and distributes a unique line of products, including bagged red tea, bottled ready-to-drink iced teas and natural, all fruit energy bars with a branding message that embodies the spirit of discovery and adventure for a healthy lifestyle.

Pursuant to the terms of the non-binding letter of intent, the consideration to the sellers for the purchase of Kalahari’s business and assets consist of shares of the Company’s common stock to be paid subject to an earn-out schedule over a period of three years and the assumption by the Company of approximately $476,000 of liabilities. The letter of intent further requires the Company to invest a minimum of $1,000,000 into Kalahari’s on-going business operations at the time of the closing, of which a maximum of $125,000 may be used for extinguishment of certain liabilities, followed by a subsequent investment of $1,000,000 within twelve months after the closing date to be used for general working capital purposes. Pursuant to the terms of the earn-out provision, shares of the Company’s common stock shall be issued to the Sellers upon the achievement of key financial milestones over a three-year period as follows:

(i)
For fiscal year ending on December 31, 2007, shares equivalent to nine times 2007 Kalahari earnings before interest, taxes, depreciation and amortization (“EBITDA”) divided by the twenty-day volume weighted average price (“VWAP”) of Company common stock at 2007 year-end; plus

(ii)	For fiscal year ending on December 31, 2008, seven times 2008 Kalahari EBITDA divided by the twenty-day VWAP of Company common stock at 2008 year-end; plus
(iii)	For fiscal year ending on December 31, 2009, five times 2009 Kalahari EBITDA divided by the twenty-day VWAP of Company common stock at 2009 year-end.

The non-binding letter of intent provides for an anticipated closing date of November 30, 2006 and is subject to certain conditions, including the Registrant obtaining a minimum of $1,000,000 in financing, satisfaction of due diligence requirements and other customary closing conditions generally required for a transaction of this type. There can be no assurance that the acquisition will be consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes herein. The financial information presented is for the three and nine months ended September 30, 2006 and June 30, 2005.

The Management Discussion and Analysis provided below does not address each subsidiary entity individually due to the insignificance of each subsidiary in relation to that of the parent company, Health Sciences Group. As such, the presentation is for the consolidated continuing operations.

Overview

We are an integrated provider of innovative products proprietary technologies used in nutritional supplements, and functional foods and beverages. Our active subsidiaries include BioSelect Innovations, which develops proprietary technologies, and Swiss Research, Inc., which markets and sells branded products addressing major wellness categories. We strive to differentiate ourselves through the use of proprietary/patented technologies and strategic marketing and distribution partnerships.

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

Shift in Business

During the past eighteen months, we have worked to shift our business model away from being a business-to-business purveyor of low-margin, commodity products to a retail-oriented marketer of lifestyle products focused on health and wellness. Recognizing the need for experienced, industry-specific leadership, our Board of Directors issued a new directive to seek and recruit a “change agent” - one with the experience and proven track record, not only for creating compelling lifestyle brands, but also for building and successfully operating companies in the wellness category. On June 28, 2006, Stuart Avery Gold, former Chief Operating Officer of The Republic of Tea was selected as the new Chief Executive Officer to spearhead the Company’s new strategic direction.

Under Mr. Gold’s leadership, the business of Health Sciences Group will be assertive about aligning strategy and action, using game-changing innovation and implementation to catapult its products forward to capture and deliver new markets. By creating innovative products with powerful brand identities that are representative of a flourishing market and lifestyle, we plan to position Health Sciences Group, Inc. as the company of choice for highly visible brand-driven products that enthuse, inspire and answer the booming demographic appetite for health and wellness.

On October 12, 2006, we entered into a letter of intent to acquire the assets and the business of Kalahari, Limited, a Georgia corporation which produces, markets and distributes a unique line of products including bagged red tea, ready-to-drink red teas, and dried fruit/nutrition bars with a branding message that embodies the spirit of discovery and adventure for a healthy lifestyle. Kalahari uses a broker network and national distributors for the placement of its products in over 5,000 club, grocery and convenience store locations. The closing of the acquisition is expected to occur simultaneously with a financing.

We plan to leverage the established product line and distribution network of Kalahari in order to develop increased brand awareness and strong brand recognition among millions of consumers seeking wellness products with a reputation for high quality. We plan to position our products within the specialty retail and mass market retail (grocery stores and supermarkets) distribution channels. To broaden product exposure and diversify our sales channels, we expect to utilize national advertising campaigns, consumer tradeshows and web-based technology to market and support our brands and product launches.

Our objective is to become a recognized leader in providing high quality products using proprietary ingredients backed by scientific data which supports their efficacy. To achieve our objective, we intend to: (i) promote the proprietary, science-based qualities of our existing products; (ii) introduce new products and product line extensions; (iii) attract and retain sales and marketing personnel; (iv) enter new markets; and (v) acquire complimentary companies or product lines.

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

Accounting for Stock-Based Incentive Programs. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transaction method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). As stock-based compensation expense recognized in the statement of operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated. We estimated forfeitures to be 10%.

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

Results of Operations for the Three Months Ended September 30, 2006 and 2005

Effective October 2004 and May 2005 the Company discontinued operations of its wholly owned subsidiaries Quality Botanical Ingredients, Inc and XCEL Medical Pharmacy, Inc., respectively. Results described herein reflect the consolidated operations of the Company and its two wholly-owned subsidiaries with continuing operations, Swiss Research, Inc. and BioSelect Innovations, Inc. for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

	Selected Statement of Operations Information

	Three Months Ended September 30,
	2006	2005
Net sales	$4,943	$19,382
Gross profit	$1,727	$10,854
Net loss	$(950,159)	$(2,061,724)
Net loss attributable to common shareholders	$(1,040,538)	$(2,288,647)
Net loss per share available to common shareholders	$(0.03)	$(0.09)

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

Net Sales. Our consolidated net sales for the three months ended September 30, 2006 and 2005 are as follows:

Our consolidated net sales from continuing operations for the three months ended September 30, 2006 and 2005 totaled approximately $4,900 and $19,400, respectively. The revenues for each period are generated from the sales of distinct product lines. Revenues in 2006 are from both Shugr and Sequesterol. In 2005, BioSelect completed its final transaction of offering topically applied base creams wholesale to distributors that sold the product to individual pharmacies. The Company discontinued base cream sales in January 2005.

Cost of Goods Sold Cost of goods sold for the three months ended September 30, 2006 and 2005 totaled approximately $3,200 and $8,500, or 65% and 44% of net sales, respectively. This resulted in gross profits totaling approximately $1,700 and $10,900, or 35% and 56% of net sales for the three months ended September 30, 2006 and 2005, respectively. The variance in year over year cost of goods sold is attributable to selling different products, base creams, Shugr and Sequesterol.

Selling, General and Administrative. Total consolidated operating expenses from continuing operations for the three months ended September 30, 2006 and 2005 totaled $912,342 or 18,457% of net sales, and $2,916,423 or 15,047% of net sales, respectively. Our operating expenses include the following amounts:

	Three Months Ended September 30,
	2006		2005
Expense	Amount	% Sales	Amount	% Sales
Advertising and marketing	$24,825	502%	$377,170	1,946%
Salary expenses	$184,750	3,738%	$527,012	2,719%
SFAS 123R expense	$55,944	1,132%	$-	-%
Professional, legal and accounting fees	$455,050	9,004%	$1,312,494	6,772%
Depreciation and amortization	$165,143	3,341%	$166,038	857%
Penalties	$-	-%	$353,765	1,825%
Other selling, general and administrative expenses	$36,630	741%	$179,944	928%
	$912,342	18,457%	$2,916,423	15,047%

Advertising and marketing expenses in 2006 were attributable to expenditures promoting the Company’s products Shugr and Sequesterol compared to the expenses in 2005 that included expenditures for a non-recurring national corporate exposure campaign.

The Company’ s salary expense for the three month’s ended September 30, 2006 is entirely non-cash disbursements paid in shares of common stock.

For the three months ended September 30, 2006, the Company recognized non-cash compensation cost of approximately $55,944 as a result of the adoption of SFAS 123(R). Under SFAS 123(R), the Company will continue to utilize the Black-Scholes model to estimate the fair value of options granted after January 1, 2006. The Company’s assessment of the estimated compensation charges is affected by its stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the Company’s stock price volatility and employee stock option exercise behaviors.

Professional, legal and accounting fees include cash and non-cash consideration paid to consultants for services including business development, financial communication programs, and fees paid for accounting and legal services. Approximately $443,636 and $1,069,000 or 97% and 81% of the professional, legal and accounting expense for the three months ended September 30, 2006 and 2005 respectively were non-cash expenses paid with the Company’s common stock or options and warrants to purchase shares of the Company’s common stock.

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

Other selling, general and administrative expenses include such items as automobile expenses, delivery and freight costs, office supplies and services, rent, travel, and utilities. The period over period decrease is attributable to a reduction of the Company’s employees, operations and use of consultants.

Other expenses. Interest expense, net, totaled approximately $109,400 and $245,000 for the three month periods ended September 30, 2006 and 2005, respectively and includes interest paid on lines of credit, notes payable and amortization of discount on the sale of convertible debentures and the issuance of convertible preferred stock. Amortization of discounts on debentures and preferred stock represent the interest cost associated with issuing the convertible debentures and preferred stock with warrants totaled approximately $99,950 and $238,400 for the three months ended September 30, 2006 and 2005, respectively, and are non-cash expenditures. The period versus period decrease is attributable to the complete amortization of discounts related to the Company’s debentures and Series A Preferred stock in 2005.

The change in fair value of warrant liability for the three months ended September 30, 2006 and 2005, respectively, totaled approximately $69,900 and $1,088,000, and represents the change in fair value of warrants issued with registration rights to various professionals and the purchasers of our common and preferred stock. The variance between periods is attributable to decreases in the Company’s closing stock price during the three months ended September 30, 2006 versus September 30, 2005.

Net Loss. Net loss for the three months ended September 30, 2006 and 2005 totaled approximately $950,150 and $2,061,700, respectively. Net loss per share of common stock was $0.03 and $0.09 for the three months ended September 30, 2006 and 2005, respectively. Net loss from continuing operations for the three months ended September 30, 2006 and 2005 for the subsidiary company operations totaled approximately $75,700 and $135,000, respectively. There can be no assurance that we will ever achieve profitability or that a stream of revenue can be generated and sustained in the future.

Results of Operations for the Nine Months Ended September 30, 2006 and 2005

	Selected Statement of Operations Information

	Nine Months Ended September 30,
	2006	2005
Net sales	$32,922	$23,751
Gross profit	$4,784	$14,313
Net loss	$(3,783,155)	$(5,773,373)
Net loss attributable to common shareholders	$(4,056,459)	$(6,000,296)
Net loss per share available to common shareholders	$(0.12)	$(0.27)

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Net Sales. Our consolidated net sales for the nine months ended September 30, 2006 and 2005 are as follows:

The Company discontinued its sales of base creams attributable to 2005 revenues to focus on its core strategy of building the Swiss Research brands and product portfolio, including Shugr and Sequestrol. Our consolidated net sales from continuing operations for the nine months ended September 30, 2006 and 2005 totaled approximately $32,920 and $23,750, respectively. The revenues for each period are generated from the sales of distinct product lines. Revenues in 2006 are from both Shugr and Sequesterol.

Cost of Goods Sold Cost of goods sold for the nine months ended September 30, 2006 and 2005 totaled approximately $28,100 and $9,400, or 85% and 40% of net sales, respectively. This resulted in gross profits totaling approximately $4,800 and $14,300, or 15% and 60% of net sales for the nine months ended September 30, 2006 and 2005, respectively.

Selling, General and Administrative. Total consolidated operating expenses for the nine months ended September 30, 2006 and 2005 totaled approximately $4,432,073 or 13,462% of net sales, and approximately $6,494,196, or 27,343% of net sales, respectively. Our operating expenses include the following amounts:

	Nine Months Ended September 30,
	2006		2005
Expense	Amount	% Sales	Amount	% Sales
Advertising and marketing	$153,237	465%	$1,641,066	6,909%
Salary expenses	$282,611	858%	$764,002	3,217%
SFAS 123R expense	$623,376	1,893%	$-	-%
Professional, legal and accounting fees	$2,448,082	7,436%	$2,445,642	10,297%
Depreciation and amortization	$460,041	1,519%	$513,394	2,162%
Penalties	$40,000	121%	$723,685	3,047%
Other selling, general and administrative expenses	$424,726	1,168%	$406,407	1,711%
	$4,432,073	13,462%	$6,494,196	27,343%

Advertising and marketing expenses during the nine months ended September 30, 2006 have decreased versus the nine months ended September 30, 2005 due to the end of the company’s national corporate awareness campaign. During the nine months ended September 30, 2005 the Company completed a national corporate awareness campaign. Current period expenditures are to promote the Company’s products Shugr and Sequesterol.

The Company’ s salary expense for the nine months ended September 30, 2006 is entirely non-cash disbursements paid in shares of common stock, offset by the cancellation of shares previously issued to a former employee.

For the nine months ended September 30, 2006, the Company recognized non-cash compensation cost of approximately $623,376 as a result of the adoption of SFAS 123(R). Under SFAS 123(R), the Company will continue to utilize the Black-Scholes model to estimate the fair value of options granted after January 1, 2006. The Company’s assessment of the estimated compensation charges is affected by its stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the Company’s stock price volatility and employee stock option exercise behaviors.

Professional, legal and accounting include fees paid to consultants for services including business development, financial communication programs, and fees paid for accounting and legal services. Approximately $2,357,000 and $1,979,000 or 95% and 80% of the professional, legal and accounting fee expense for the quarters ended September 30, 2006 and 2005 respectively were non-cash expenses paid with the Company’s common stock or options and warrants to purchase shares of the Company’s common stock.

Penalties are due to the holders of the Company’s Convertible Preferred Stock for damages pursuant to the filing of registration statements for the shares underlying the offering. The total expense for the nine months ended September 30, 2006 and 2005 respectively is a non-cash expense that will be paid with the Company’s common stock or options and warrants to purchase shares of the Company’s common stock. In February 2006, the requisite registration statements were declared effective and the Company stopped incurring significant penalty charges.

Other selling, general and administrative expenses include such items as automobile expenses, delivery and freight costs, office supplies and services, rent, travel, and utilities.

Other expenses. Interest expense totaled approximately $428,000 and $867,000 for the nine months ended September 30, 2006 and 2005, respectively and includes interest paid on lines of credit, notes payable and amortization of discount on the sale of convertible debentures and the issuance of convertible preferred stock. Amortization of discounts on debentures and preferred stock represent the interest cost associated with issuing the convertible debentures and preferred stock with warrants totaled approximately $409,000 and $820,000 for the nine months ended September 30, 2006 and 2005, respectively, and are non-cash expenditures.

The change in fair value of warrant liability totaled $1,072,321 and $1,734,541 and represents the change in fair value of warrants issued with registration rights to various professionals and the purchasers of our common and preferred stock for the nine months ended September 30, 2006 and 2005, respectively. The variance between periods is attributable to decreases in the Company’s closing stock price on September 30, 2006 versus September 30, 2005.

Net Loss. Net loss for the nine months ended September 30, 2006 and 2005 totaled approximately ($3,783,300) and approximately ($5,773,370), respectively. Net loss per share of common stock was ($0.12) and ($0.27) and for the nine months ended September 30, 2006 and 2005, respectively. Net loss for the nine months ended September 30, 2006 and 2005 for the subsidiary company operations totaled approximately $205,000 and $203,000, respectively. There can be no assurance that we will ever achieve profitability or that a stream of revenue can be generated and sustained in the future.

Capital Resources and Liquidity

Assets. Our current assets totaled approximately $66,500 at September 30, 2006. Total assets were approximately $3,698,000 at September 30, 2006. At September 30, 2006, assets consisted primarily of inventory of $54,000, net intangibles totaling $3,630,000, net accounts receivable totaling $5,000, and cash on hand of $2,000, all approximate.

Liabilities and Working Capital. Our current liabilities totaled approximately $5,109,000 at September 30, 2006. This resulted in a working capital deficit totaling approximately $5,043,000 at September 30, 2006. Total liabilities were approximately $8,399,000 at September 30, 2006. At September 30, 2006 liabilities consisted primarily of accounts payable and accrued expenses totaling approximately $370,500. Loans payable to shareholders totaled approximately $72,000 at September 30, 2006. Warrant liability totaled approximately $139,000 at September 30, 2006. Liabilities of discontinued operations held for sale totaled approximately $3,329,000 at September 30, 2006.

As reflected in the accompanying condensed consolidated financial statements, the Company has realized financial losses, negative cash flows from operations and negative working capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Requirements and Additional Funding

We generated financial growth primarily through cash flows provided by financing activities. Cash flows provided by financing activities totaled approximately $172,000 and $3,768,000 for the nine months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006, approximately $100,000 was received and derived from the exercise of options, $52,000 from officer loans and $20,000 from the sale of a convertible debenture. For the nine months ended September 30, 2006, we used cash flows in operations totaling approximately $418,000. Cash flows provided by investing activities were approximately $1,700 for the nine months ended September 30, 2006.

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

As of September 30, 2006, our principal commitments consisted of agreements with various consultants who will provide with business development, public and financial relations, and raising additional debt or equity financing in exchange for stock of the Company or a portion of proceeds from the sale of stock.

Subsequent Events

On August 14, 2006, Sid L. Anderson, a member of the Company’s board of directors, submitted his resignation from the board of Health Sciences Group, effective immediately. Mr. Anderson informed the Company that he was resigning in order to avoid a potential conflict of interest upon being elected Chairman of the Board of Directors of another company.

In October, 2006, the Company issued 178,571 shares of its common stock to consultants for legal and consulting services. The value of the shares totaled approximately $12,500 and was determined based on the fair value of the Company’s common stock at the dates of grant.

In October, 2006, the Company sold 400,000 shares of its restricted common stock to a service provider for proceeds of $20,000.

On October 12, 2006, Health Sciences Group, Inc., a Delaware corporation, signed a letter of intent to acquire the business and assets of Kalahari, Limited, a Georgia corporation which produces, markets and distributes a unique line of products, including bagged red tea, bottled ready-to-drink iced teas and natural, all fruit energy bars with a branding message that embodies the spirit of discovery and adventure for a healthy lifestyle. Pursuant to the terms of the non-binding letter of intent, the consideration to the sellers for the purchase of Kalahari’s business and assets consist of shares of the Company’s common stock to be paid subject to an earn-out schedule over a period of three years and the assumption by the Company of approximately $476,000 of liabilities. The letter of intent further requires the Company to invest a minimum of $1,000,000 into Kalahari’s on-going business operations at the time of the closing, of which a maximum of $125,000 may be used for extinguishment of certain liabilities, followed by a subsequent investment of $1,000,000 within twelve months after the closing date to be used for general working capital purposes. Pursuant to the terms of the earn-out provision, shares of the Company’s common stock shall be issued to the Sellers upon the achievement of key financial milestones over a three-year period as follows:

(1)
For fiscal year ending on December 31, 2007, shares equivalent to nine times 2007 Kalahari earnings before interest, taxes, depreciation and amortization (“EBITDA”) divided by the twenty-day volume weighted average price (“VWAP”) of Company common stock at 2007 year-end; plus

(2)	For fiscal year ending on December 31, 2008, seven times 2008 Kalahari EBITDA divided by the twenty-day VWAP of Company common stock at 2008 year-end; plus
(3)	For fiscal year ending on December 31, 2009, five times 2009 Kalahari EBITDA divided by the twenty-day VWAP of Company common stock at 2009 year-end.

The non-binding letter of intent provides for an anticipated closing date of November 30, 2006 and is subject to certain conditions, including the Registrant obtaining a minimum of $1,000,000 in financing, satisfaction of due diligence requirements and other customary closing conditions generally required for a transaction of this type. There can be no assurance that the acquisition will be consummated.

In November, 2006, the Company issued 1,200,000 shares of common stock to a consultant for consulting services. The value of the shares totaled approximately $50,000 and was determined based on the fair value of the Company’s common stock at the dates of grant.

In November, 2006, the Company issued a total of 9,379,530 shares of its common stock to six individuals for legal and consulting services. The value of the shares totaled approximately $447,400 and was determined based on the fair value of the Company’s common stock at the dates of grant.

In November, 2006, the Company issued 1,000,000 shares of its restricted common stock to a financial advisory firm as a retainer payment in lieu of cash for its services in connection with the Company’s contemplated financing. The value of the shares totaled approximately $50,000 and was determined based on the fair value of the Company’s common stock at the dates of grant.

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

PART II.    Other Information

Item 1.    Legal Proceedings

(1)    Claim of Wrongful Termination. In November 2004, an attorney for Jacob Engel, wrote a letter to the Company alleging that Health Sciences Group, Inc. failed to pay Mr. Engel his salary since January 1, 2004 at the rate of $150,000 per annum and wrongfully terminated his participation in the Company’s health insurance coverage leaving him uninsured for three months during which he incurred medical expenses which would have been covered and compelling his acceptance, with a reservation of rights of COBRA coverage for which he has been obliged to pay premiums since September 2004. The letter stated that in the event cure is not fully effected by December 5, 2004, Mr. Engel will terminate his Employment Agreement for Good Reason pursuant to the Employment Agreement. The letter further stated that unless the defaults are fully cured prior to December 5, 2004, in addition to all unpaid base salary since January 1, 2004 through the date of termination and the reimbursement of COBRA payments made by Mr. Engel, the Company will be obligated to pay Mr. Engel one year of his base salary and all accrued vacation pay and to restore Mr. Engel to coverage under the health insurance plan. The letter further stated that in addition, Mr. Engel is entitled to have his rights in his stock options until December 5, 2005 and that Mr. Engel is owed $18,000 for legal expenses; has a claim for breach of the agreement between him and the Company by which he agreed to accept shares of the Company’s stock in lieu of $100,000 of his 2003 salary and has a claim for the automobile allowance of $350 per month which the Company agreed to provide him. There have been no further developments related to this matter through September 30, 2006. The Company does not agree with the allegations made and is prepared to vigorously assert its position.

(2)    Health Sciences Group vs. Miles. On February 10, 2006, the Company filed a Complaint in Los Angeles Superior Court against Loren Miles (“Miles”) alleging causes of action for: (1) breach of contract; (2) fraud; (3) intentional misrepresentation; (4) negligent misrepresentation; (5) conversion; (6) breach of fiduciary duty; and (7) constructive trust. The Complaint arises out of false and fraudulent representations made by Miles on or around December 2004 to the Company in connection with the Company’s purchase of the assets of Swiss Research, Inc., a California corporation (“SRI-CA”), of which Miles was the Chief Executive Officer and sole shareholder. Pursuant to the purchase, SRI-CA initially became a wholly owned subsidiary of Health Sciences and was thereafter to be liquidated. On March 2, 2006, Miles filed his answer to the Complaint.  Also, on March 2, 2006, Miles and SRI-CA filed a separate Complaint in Los Angeles Superior Court against the Company and Swiss Research, Inc., a Delaware corporation (“SRI-DE”), alleging causes of action for: (1) breach of contract (rescission); (2) declaratory relief and a temporary restraining order, preliminary and permanent injunction; (3) cancellation of instrument; (4) declaratory relief; (5) unpaid wages; and (6) breach of contract.  On April 7, 2006, the two cases were deemed related and the Company’s complaint was designated the lead case.  On April 14, 2006, the Company named SRI-CA as a defendant to the Complaint.  On April 19, 2006, the Company and SRI-DE filed their answer to the Complaint.  The Company and SRI-DE deny the claims and intend to vigorously defend against them.  On May 8, 2006, the Company filed a motion for leave to file a First Amended Complaint, adding SRI-DE as a plaintiff and a new cause of action for breach of contract (damages and specific performance), the hearing of which is set for June 12, 2006.  On April 27, 2006, the Court denied a motion for preliminary injunction filed by Miles and SRI-CA, finding that Miles and SRI-CA failed to establish that the asset purchase agreement had not closed and failed to establish any grounds for rescission of the asset purchase agreement.  Following the Court's denial of the preliminary injunction motion, Miles and SRI-CA filed a motion to disqualify the Company's counsel, which the Court denied on June 19, 2006.  On September 18, 2006, the Company and SRI-DE filed a Second Amended Complaint against Miles and SRI-CA, alleging causes of action for: (1) breach of contract; (2) fraud; (3) intentional misrepresentation; (4) negligent misrepresentation; and (5) breach of contract.  Miles and SRI-CA have filed a demurrer to the 2nd, 3rd, 4th and 5th causes of action of the Second Amended Complaint, which is set for hearing on November 22, 2006.  A trial date has yet to be set.

(3)    Fred Tannous, et al. vs.  Miles. On May 11, 2006, Fred Tannous, the chief financial officer and Co-Chairman of the Company, and Bill Glaser, Co-Chairman and former president of the Company, filed a Complaint in Los Angeles Superior Court against Loren Miles alleging a cause of action for defamation. The Complaint arises out of false and defamatory allegations made by Miles on or around May 2006.  On May 25, 2006, Tannous, Glaser and the Company filed a First Amended Complaint, alleging causes of action against Miles for: (1) defamation, (2) violation of right of privacy, (3) intentional interference with contract, (4) intentional interference with prospective economic advantage, and (5) negligent interference with prospective economic advantage.  On October 5, 2006, the Court granted Miles' Motion to Strike the Complaint.  However, the Court has not yet issued an Order specifying the basis for its ruling.  Tannous, Glaser and the Company intend on pursuing any available remedies in response to the Court's ruling.  The Court further continued the hearing on Miles' Motion for Attorneys' Fees and Sanctions to November 16, 2006.  On October 18, 2006, Miles filed a Motion for Appointment of a Receiver over the Company, set for hearing on November 16, 2006.  The Company intends to oppose Miles' motions vigorously.

Item 2.    Changes in Securities

All offers and sales of our securities described below were made pursuant to section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

(1)
In September 2006, the Company issued 357,142 restricted shares of its common stock to Series B Preferred shareholders upon conversion. The value of the shares totaled approximately $25,000, was based on the terms outlined in the stock purchase agreement.

(2)
In September 2006, the Company issued 51,840 restricted shares of its common stock to Series B Preferred shareholders for dividends accrued to date. The value of the shares totaled approximately $3,600, was based on the terms outlined in the stock purchase agreement.

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

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the issuer has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized this 22nd day of November 2006.

HEALTH SCIENCES GROUP, INC.

By:	/s/ Stuart Avery Gold
Stuart Avery Gold Chief Executive Officer

By:	/s/ Fred E. Tannous
Fred E. Tannous Principal Financial Officer and Co-Chairman of the Board